Form 10-Q
period 1996-06-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1996-08-14
CIK 1013786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                     --------------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1996              COMMISSION FILE NUMBER  0-28488

                       MULTIPLE ZONES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

          WASHINGTON                                         91-1431894
   (State of incorporation)                               (I.R.S. Employer
                                                       Identification Number)

          707 SOUTH GRADY WAY
          RENTON, WASHINGTON                                  98055-3233
(Address of principal executive offices)                      (Zip Code)

                                 (206) 430-3000
                             (Registrant's telephone
                          number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes     No  X
                                       ---    ---

The number of shares of the registrant's Common Stock outstanding as of July 31, 1996, was 12,847,710.

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION


ITEM 1.        CONSOLIDATED FINANCIAL STATEMENTS:

               Consolidated Balance Sheets
                  December 31, 1995 and June 30, 1996 . . . . . . . . . . . .  3

               Consolidated Statements of Operations
                  Three and six months ended June 30, 1996 and 1995 . . . . .  4

               Statements of Shareholders' Equity
                  Three months ended March 31, 1996 and June 30, 1996 . . . .  5

               Consolidated Statements of Cash Flows
                  Six months ended June 30, 1996 and 1995 . . . . . . . . . .  6

               Notes to Consolidated Financial Statements . . . . . . . . . .  7

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS  . . . . . . . .  8

                           PART II. OTHER INFORMATION

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K . . . . . . . . . . . . . . . 12

               SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . 12

                        PART I.  Financial Information

ITEM 1.  Consolidated Financial Statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                              Pro Forma
                                                                                            Balance Sheet
                                                        December 31,        June 30,          June 30,
                                                           1995               1996              1996
                                                        ------------      -------------     -------------
                                                                           (Unaudited)       (Unaudited)
ASSETS

Current Assets:
     Cash and cash equivalents                          $   1,214,581     $     522,909     $   8,900,783
     Receivables, net                                      23,111,478        33,952,473        33,952,473
     Inventories, net                                      42,030,676        47,052,979        47,052,979
     Prepaids                                               6,292,209         3,994,386         3,407,373
     Deferred income taxes                                    695,060           961,732           961,732
                                                        -------------     -------------     -------------
          Total current assets                             73,344,004        86,484,479        94,275,340

Property and equipment, net                                 4,518,555         5,338,869         5,338,869
Other assets                                                1,529,605         2,406,325         2,406,325
                                                        -------------     -------------     -------------
          Total assets                                  $  79,392,164     $  94,229,673     $ 102,020,534
                                                        =============     =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Bank lines of credit                               $  12,034,890     $  20,533,843     $     676,917
     Accounts payable                                      46,594,671        46,370,262        46,780,576
     Accrued liabilities and other                          5,155,322         7,480,280         7,480,280
     Current portion of capital lease obligations             722,558           696,392           696,392
     Income taxes payable                                   1,086,223           981,873           981,873
                                                        -------------     -------------     -------------
          Total current liabilities                        65,593,664        76,062,650        56,616,038

Capital lease obligations, net of current portion           1,664,553         1,377,067         1,377,067
Deferred income taxes                                         295,482           294,566           294,566
Other                                                         401,940           346,979           346,979
                                                        -------------     -------------     -------------
          Total liabilities                                67,955,639        78,081,262        58,634,650
                                                        -------------     -------------     -------------
Minority interest                                             239,415           364,417           364,417
                                                        -------------     -------------     -------------
Commitments and contingencies

Series B Redeemable Convertible Preferred Stock             6,461,096         6,920,358              --
                                                        -------------     -------------     -------------

Shareholders' equity:
     Common stock                                           2,750,000         2,750,000        36,907,831
     Retained earnings                                      1,987,736         6,143,651         6,143,651
     Foreign currency translation adjustment                   (1,722)          (30,015)          (30,015)
                                                        -------------     -------------     -------------
          Total shareholders' equity                        4,736,014         8,863,636        43,021,467
                                                        -------------     -------------     -------------
          Total liabilities and shareholders' equity    $  79,392,164     $  94,229,673     $ 102,020,534
                                                        =============     =============     =============

                            See accompanying notes.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      For the six months                  For the three months
                                                         ended June 30,                       ended June 30,
                                                -------------------------------     -------------------------------
                                                     1995              1996              1995              1996
                                                -------------     -------------     -------------     -------------
Net sales                                       $  97,043,563     $ 212,337,824     $  50,815,378     $ 111,410,791
Cost of sales                                      84,221,962       182,943,952        44,295,062        95,980,396
                                                -------------     -------------     -------------     -------------
     Gross profit                                  12,821,601        29,393,872         6,520,316        15,430,395
Selling, general and administrative expenses       10,978,473        21,121,958         5,220,269        11,043,998
                                                -------------     -------------     -------------     -------------
     Income from operations                         1,843,128         8,271,914         1,300,047         4,386,397
                                                -------------     -------------     -------------     -------------
Other (income) expense:
     Interest expense                                 451,301         1,016,373           282,558           512,345
     Other income                                     (40,610)         (158,662)          (11,967)          (74,748)
     Minority interest                                 41,959           127,634            15,651            79,535
                                                -------------     -------------     -------------     -------------
                                                      452,650           985,345           286,242           517,132
                                                -------------     -------------     -------------     -------------
Income before income taxes                          1,390,478         7,286,569         1,013,805         3,869,265
Provision for income taxes                            526,371         2,671,392           383,301         1,427,149
                                                -------------     -------------     -------------     -------------
       Net Income                               $     864,107     $   4,615,177     $     630,504     $   2,442,116
                                                =============     =============     =============     =============
     Primary earnings per share                 $        0.09     $        0.42     $        0.06     $        0.23
                                                =============     =============     =============     =============
     Shares used in computation of
        primary earnings per share                  9,801,229         9,815,889         9,815,080         9,815,922
                                                =============     =============     =============     =============
     Fully diluted earnings per share           $        0.09     $        0.45     $        0.06     $        0.24
                                                =============     =============     =============     =============
     Shares used in computation of
        fully diluted earnings per share           10,112,476        10,238,669        10,150,411        10,238,832
                                                =============     =============     =============     =============

                            See accompanying notes.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                                      Foreign
                                            Common Stock                              Currency
                                     --------------------------      Retained       Translation
                                      Shares          Amount         Earnings        Adjustment     Total
                                     ---------      -----------     -----------     -----------  -----------
Balance at December 31, 1995         9,374,999      $ 2,750,000     $ 1,987,736     $ (1,722)    $ 4,736,014

 Accretion of Series B
  Preferred Stock                                                      (229,631)                    (229,631)
 Net income                                                           2,173,061                    2,173,061
 Translation adjustment                                                               26,093          26,093
                                     ---------      -----------     -----------     --------     -----------
 Balance at March 31, 1996           9,374,999        2,750,000       3,931,166       24,371       6,705,537

 Accretion of Series B
   Preferred Stock                                                     (229,631)                    (229,631)
 Net income                                                           2,442,116                    2,442,116
 Translation adjustment                                                              (54,386)        (54,386)
                                     ---------      -----------     -----------     --------     -----------
Balance at June 30, 1996             9,374,999      $ 2,750,000     $ 6,143,651     $(30,015)    $ 8,863,636
                                     =========      ===========     ===========     ========     ===========

                            See accompanying notes.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         For the six months
                                                           ended June 30,
                                                    -----------------------------
                                                        1995             1996
                                                    ------------     ------------
Cash flows from operating activities:
    Net income                                      $    864,107     $  4,615,177
    Adjustments to reconcile net income to
      net cash used in operating activities:
    Allowance for doubtful accounts and returns         (104,776)         432,960
    Inventory valuation allowance                        235,725          675,181
    Depreciation and amortization                        429,649          706,108
    Deferred income taxes                                (13,719)        (267,588)
    Minority interest                                     41,959         (132,854)
    Foreign currency translation adjustment               30,491          (28,293)
    Changes in assets and liabilities:
       Accounts receivable                            (6,806,741)     (10,342,722)
       Inventory                                      (3,603,069)      (5,330,053)
       Prepaids and other assets                      (1,727,137)       2,261,289
       Accounts payable                                5,583,390       (4,013,279)
       Accrued liabilities                            (1,402,226)       1,143,210
       Income taxes payable                              236,303         (189,094)
                                                    ------------     ------------
         Net cash used in operating activities        (6,236,044)     (10,469,958)
                                                    ------------     ------------
Cash flows from investing activities:
    Purchases of property and equipment                 (546,771)      (1,454,248)
                                                    ------------     ------------
         Net cash used in investing activities          (546,771)      (1,454,248)
                                                    ------------     ------------
Cash flows from financing activities:
    Borrowings under line of credit agreement         26,538,366       34,563,977
    Payments under line of credit agreement          (19,515,000)     (26,065,024)
    Net change in book overdrafts                       (200,380)       3,131,724
    Payments on capital leases                          (254,429)        (343,182)
    Other                                                 48,488          (54,961)
                                                    ------------     ------------
       Net cash provided by financing activities       6,617,045       11,232,534
                                                    ------------     ------------
Net decrease in cash and cash equivalents               (165,770)        (691,672)

Cash and cash equivalents at beginning of period         513,789        1,214,581
                                                    ------------     ------------
Cash and cash equivalents at end of period          $    348,019     $    522,909
                                                    ============     ============

                            See accompanying notes.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

         The consolidated financial statements and related notes thereto for the three and six months periods ended June 30, 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus dated June 27, 1996.

2.       INITIAL PUBLIC OFFERING

         On July 2, 1996, the Company issued 2,200,000 shares of Common Stock at $12.00 per share in an initial public offering. On July 12, 1996, an additional 330,000 shares were issued pursuant to the underwriters' over-allotment option. The proceeds to the Company were $27,237,473, net of the underwriting discount and other direct expenses of $3,122,527. The pro forma information presented on the balance sheet has been adjusted to give effect to the conversion of all outstanding shares of Series B Preferred Stock to 918,711 shares of Common Stock upon consummation of the offering, sale of the 2,530,000 shares of Common Stock and application of the net proceeds of the offering.

3.       EARNINGS PER SHARE

         Earnings per share is computed using the weighted average number of common and dilutive common equivalents outstanding during the period. Dilutive common equivalents consist of stock options and warrants. The accretion relating to the Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") is deducted from income only in the calculation of primary earnings per share. Fully diluted earnings per share assumes the conversion of Series B Preferred Stock to Common Stock. Common and common equivalent shares issued at prices below the public offering price during the 12 months preceding the offering date have been included in the calculation as if they were outstanding for all periods presented. The calculation uses the treasury stock method in determining the resulting incremental weighted average equivalent shares outstanding.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           FORWARD-LOOKING INFORMATION

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's Prospectus dated June 27, 1996 filed with the Securities and Exchange Commission.

General

Multiple Zones International, Inc. and its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of microcomputer hardware, software, peripherals and accessories through its two flagship catalogues, The Mac Zone and The PC Zone. The Company began operations in 1988 by advertising in national trade publications. Catalogue circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. The Company distributed 18.6 million catalogues domestically in the six months ended June 30, 1996, with additional circulation by its subsidiaries and licensees through operations in 26 other countries worldwide. The Company intends to distribute at least 40 million catalogues during 1996 which includes a significant increase in circulation beginning late in the third quarter.

Results of Operations

The following tables present the Company's unaudited consolidated results of operations, in dollars and as a percentage of net sales, and selected operating data for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's unaudited Consolidated Financial Statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of such periods.

                                    Six months ended        Three months ended
                                        June 30,                 June 30,
                                 -----------------------------------------------
                                   1995         1996         1995         1996
                                      (In thousands, except operating data)
Net sales                        $ 97,043     $212,338     $ 50,815     $111,411
Cost of sales                      84,222      182,944       44,295       95,980
                                 --------     --------     --------     --------
Gross profit                       12,821       29,394        6,520       15,431
SG&A expenses                      10,978       21,122        5,220       11,044
                                 --------     --------     --------     --------
Income from operations              1,843        8,272        1,300        4,387
Other expense                         453          986          287          518
                                 --------     --------     --------     --------
Income before taxes                 1,390        7,286        1,013        3,869
Provision for taxes                   526        2,671          383        1,427
                                 --------     --------     --------     --------
Net income                       $    864     $  4,615     $    630     $  2,442
                                 ========     ========     ========     ========

                                    Six months ended                  Three months ended
                                        June 30,                           June 30,
                            -------------------------------------------------------------------
                                1995              1996              1995              1996
                            -------------     -------------     -------------     -------------
Selected Operating Data:
Circulation                    15,250,000        18,600,000         7,250,000         9,100,000
Number of Shipments               364,000           556,000           166,000           273,000
Average Order Size          $         260     $         362     $         296     $         388

Net sales                           100.0%            100.0%            100.0%            100.0%
Cost of sales                        86.8%             86.2%             87.2%             86.1%
                            -------------     -------------     -------------     -------------
Gross profit                         13.2%             13.8%             12.8%             13.9%
SG&A expenses                        11.3%             10.0%             10.2%              9.9%
                            -------------     -------------     -------------     -------------
Income from operations                1.9%              3.8%              2.6%              4.0%
Other expense                         0.5%              0.5%              0.6%              0.5%
                            -------------     -------------     -------------     -------------
Income before taxes                   1.4%              3.3%              2.0%              3.5%
Provision for taxes                   0.5%              1.3%              0.8%              1.3%
                            -------------     -------------     -------------     -------------
Net income                            0.9%              2.0%              1.2%              2.2%
                            =============     =============     =============     =============

Comparison of the Three-Month Periods Ended June 30, 1996 and 1995

Net Sales. Net sales increased 119.3% to $111.4 million in the three months ended June 30, 1996 from $50.8 million in the comparable period. The increase resulted primarily from an increase in domestic hardware sales to 82.0% of gross sales in the three months ended June 30, 1996 from 69.5% in the comparable period. The increase in hardware sales contributed to a 31.1% increase between periods in domestic average order size to $388 from $296. Also contributing to the increase in net sales was an increase in orders due primarily to higher catalogue circulation, which grew to 9.1 million in the three months ended June 30, 1996, an increase of 25.5% over the comparable period. International subsidiary net sales in the three months ended June 30, 1996 were $13.5 million, an increase of 145.5% over the comparable period primarily resulting from the addition of subsidiaries in Austria, Germany and The Netherlands and sales growth in the Company's operations in Denmark and France.

Gross Profit. Gross profit increased to $15.4 million in the three months ended June 30, 1996 from $6.5 million in the comparable period, and increased between periods to 13.9% from 12.8% of net sales. Gross profit dollars increased due to higher sales volumes generated by increases in orders and average order size. The increase in gross margin percentage resulted from growth in higher-margin product offerings and improved recovery of domestic freight costs, partially offset by increased sales of hardware products and sales to business accounts, which generally carry a lower average gross margin percentage.

Selling, General and Administrative Expenses. SG&A expense increased to $11.0 million in the three months ended June 30, 1996 from $5.2 million in the comparable period, but decreased between periods as a percentage of net sales to 9.9% from 10.2%. The dollar increase in SG&A expenses was primarily attributable to an increase in transaction costs associated with higher sales volume, as well as to increased administrative salaries. The decline in SG&A expenses as a percentage of net sales resulted from the leveraging of SG&A expenses over a larger sales base.

Other Expense. Other expense increased to $518,000 in the three months ended June 30, 1996 from $287,000 in the comparable period, primarily as a result of higher interest expense related to higher levels of borrowing on the Company's primary line of credit.

Income Taxes. Income tax expense increased in the three months ended June 30, 1996 to $1.4 million from $383,000 in the comparable prior period due to the significant increase in profitability between periods.

Net Income. As a result of the above factors, net income increased to $2.4 million in the three months ended June 30, 1996 from $630,000 in the comparable prior period.

Comparison of the Six Months Ended June 30, 1996 and 1995

Net Sales. Net sales increased 118.9% to $212.3 million in the six months ended June 30, 1996 from $97.0 million in the comparable period. The increase resulted primarily from an increase in hardware sales to 80.1% of gross sales in the six months ended June 30, 1996 from 66.0% in the comparable period. The increase in hardware sales contributed to a 39.2% increase between periods in average order size to $362 from $260. Also contributing to the increase in net sales was an increase in orders due primarily to higher catalogue circulation, which grew to
18.6 million in the six months ended June 30, 1996, an increase of 22.0% over the comparable period. International subsidiary net sales in the six months ended June 30, 1996 were $27.3 million, an increase of 155.1% over the comparable period primarily resulting from the addition of subsidiaries in Austria, Germany, Mexico and The Netherlands and sales growth in the Company's operations in Denmark.

Gross Profit. Gross profit increased to $29.4 million in the six months ended June 30, 1996 from $12.8 million in the comparable period, and increased between periods to 13.8% from 13.2% of net sales. Gross profit dollars increased due to higher sales volumes generated by increases in orders and average order size. The increase in gross margin percentage resulted from growth in higher-margin product offerings and improved recovery of domestic freight costs, partially offset by increased sales of hardware products and sales to business accounts, which generally carry a lower average gross margin percentage.

Selling, General and Administrative Expenses. SG&A expense increased to $21.1 million in the six months ended June 30, 1996 from $11.0 million in the comparable period, but decreased between periods as a percentage of net sales to 10.0% from 11.3%. The dollar increase in SG&A expenses was primarily attributable to an increase in transaction costs associated with higher sales volume, as well as to increased administrative salaries, partially offset by a decrease in net advertising expense. The decline in SG&A expenses as a percentage of net sales resulted from a lower net advertising expense and the leveraging of SG&A expenses over a larger sales base.

Other Expense. Other expense increased to $986,000 in the six months ended June 30, 1996 from $453,000 in the comparable period, primarily as a result of higher interest expense related to higher levels of borrowing on the Company's primary line of credit.

Income Taxes. Income tax expense increased in the six months ended June 30, 1996 to $2.7 million from $526,000 in the comparable prior period due to the significant increase in profitability between periods.

Net Income. As a result of the above factors, net income increased to $4.6 million in the six months ended June 30, 1996 from $864,000 in the comparable prior period.

SEASONALITY AND TRENDS

The Company believes that certain seasonal factors cause sales of microcomputer software and hardware products through the direct marketing channel to be somewhat stronger in the fourth and first calendar quarter than in the second and third quarters. The fourth quarter tends to be stronger as manufacturers make year-end introductions of new products and increase related marketing activities, and as corporate purchasing activities increase at the end of the budgetary cycles. Sales in the first quarter typically benefit from the fourth quarter sales as customers add peripherals and additional memory products.

The market for microcomputer products is characterized by rapid change and frequent introductions of new products and product enhancements. These changes result in frequent price fluctuations. Typically, prices of microcomputers initially increase with improvements in features, such as processing speed and storage capacity, and subsequently decrease as manufacturers pass on savings from lower-cost components and reduce their inventories of older models.

The Company's Apple Macintosh-compatible ("Mac") business was strong during the first six months of 1996, growing 117.0% over the comparable 1995 period. Sales of Mac products represented 71.9% and 72.8% of gross sales in the three months and six months ended June 30, 1996, respectively, compared to 73.4% and 71.3% of gross sales in the three and six months ended June 30, 1995, respectively. The Company believes that the percentage of its sales represented by Mac products is likely to decline gradually over time as a result of increasing acceptance of the direct marketing channel by IBM-compatible ("PC") product manufacturers and users, the Company's expanded focus on PC product sales, and its effort to increase sales to business accounts which tend to be concentrated more heavily on PC products. Apple Computer, Inc. has recently experienced a decline in CPU sales, reflecting uncertainties in the Mac marketplace, as well as manufacturing and product availability problems. Further decline in the demand for, or availability of, Apple or other Mac products could have a material adverse effect on the Company's future results of operations.

The Company intends to place larger inventory stocking orders, increase participation in first-to-market, continue end-of-life-cycle purchase opportunities and market more products on a private-label basis, all of which increase the risk of inventory obsolescence. To reduce this risk, the Company has agreements with many vendors containing provisions whereby vendors supply price protection and product return privileges, subject to some limitations. End-of-life-cycle products are typically acquired without return privileges.

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

LIQUIDITY AND CAPITAL RESOURCES

In July 1996, the Company completed an initial public offering of its Common Stock resulting in net proceeds to the Company of $27.2 million. On July 2, 1996, the Company paid off bank debts totaling $20.8 million by using funds generated by its initial public offering. The remaining proceeds have been invested in cash equivalents and will be used for future operating cash needs.

As of June 30, 1996, the Company had total assets of $94.2 million, of which $86.5 million were current assets. At June 30, 1996 and December 31, 1995 the Company had cash and cash equivalents of $523,000 and $1.2 million, respectively, and working capital of $10.4 million and $7.8 million, respectively. Net cash used in operating activities was $10.5 million and $6.2 million for the six months ended June 30, 1996 and 1995, respectively. Cash outflows in these periods were primarily due to higher accounts receivable resulting from growing sales to business accounts, and to investment in increased inventories necessary to support rapidly growing sales. In the six months ended June 30, 1996 and in 1995 accounts receivable increased by $10.3 million and $6.8 million, respectively, and inventories increased by $5.3 million and $3.6 million, respectively.

Cash outlays for capital expenditures were $1.5 million and $547,000 in the six months ended June 30, 1996 and 1995, respectively. In addition, the Company incurred capital lease obligations during the six months ended June 30, 1996 and 1995 of $29,000 and $710,000, respectively. These expenditures were primarily for information and telecommunication system enhancements, furniture and equipment, and leasehold improvements. The Company estimates that its annualized capital expenditures in 1996 will approximate $6.0 million, as it continues to make other investments in its infrastructure to support its anticipated growth, including the relocation of its corporate headquarters and telemarketing operations to a larger facility.

The Company has a revolving line of credit of $25.0 million from a commercial bank collateralized by inventories and accounts receivable. At June 30, 1996, there were borrowings outstanding under the facility of $19.9 million, in addition to $3.4 million of unused letters of credit.

The net amount of vendor credit outstanding at June 30, 1996 was $46.4 million. A portion of this vendor credit was drawn from a $25.0 million inventory financing facility between the Company and a commercial lender, which provides financing for and is collateralized by inventory purchased from certain participating vendors. Outstanding advances under the facility totaled $12.1 million at June 30, 1996.

The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months. However, if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of the historical information contained herein, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to variability of quarterly results, reliance on vendor support and relationships, and dependence on sales of Mac products. These and other risk factors are described generally in the Risk Factors section of the Company's Prospectus dated June 27, 1996 filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

11.1    Computation of earnings per share

(b)     Reports on Form 8-K

        No Reports on Form 8-K were filed during the Quarter ended June 30,
1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

                                       MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  August 14, 1996                By:______________________________________
                                       Victor Melfi Jr., Chief Executive Officer


Dated:  August 14, 1996                By:______________________________________
                                       Peter J. Biere, Chief Financial Officer