Form 10-Q
period 1996-09-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1996-11-14
CIK 1013786

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1996        COMMISSION FILE NUMBER  0-28488



                       MULTIPLE ZONES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                   WASHINGTON                             91-1431894
            (State of incorporation)                    (I.R.S. Employer
                                                      Identification Number)


               707 SOUTH GRADY WAY
               RENTON, WASHINGTON                            98055-3233
    (Address of principal executive offices)                 (Zip Code)


                                 (206) 430-3000
                             (Registrant's telephone
                          number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /


The number of shares of the registrant's Common Stock outstanding as of October 31, 1996, was 12,869,510.

--------------------------------------------------------------------------------

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX


                          PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS:

        Consolidated Balance Sheets
           December 31, 1995 and September 30, 1996 .........................      3

        Consolidated Statements of Operations
           Three and nine months ended September 30, 1996 and 1995 ..........      4

        Statements of Shareholders' Equity
           Three months ended March 31, 1996, June 30, 1996 and September 30,
           1996..............................................................      5

        Consolidated Statements of Cash Flows
           Nine months ended September 30, 1996 and 1995 ....................      6

        Notes to Consolidated Financial Statements ..........................      7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS .......................      8



                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ....................................     13


        SIGNATURES ..........................................................     13

                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL INFORMATION

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                            December 31,        September 30,
                                                               1995                 1996
                                                            ------------        -------------
                                                                                 (Unaudited)
                                     ASSETS
Current assets:
   Cash and cash equivalents                                $  1,214,581        $  1,570,762
   Receivables, net                                           23,111,478          33,433,408
   Inventories, net                                           42,030,676          50,291,911
   Prepaids                                                    6,292,209           4,039,568
   Deferred income taxes                                         695,060             961,732
                                                            ------------        ------------

     Total current assets                                     73,344,004          90,297,381

Property and equipment, net                                    4,518,555           8,046,238
Other assets                                                   1,529,605           2,434,741
                                                            ------------        ------------

     Total assets                                           $ 79,392,164        $100,778,360
                                                            ============        ============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
   Bank lines of credit                                     $ 12,034,890        $     82,492
   Accounts payable                                           46,594,671          40,676,300
   Accrued liabilities and other                               5,155,322           9,187,066
   Current portion of capital lease obligations                  722,558             807,930
   Income taxes payable                                        1,086,223           1,274,609
                                                            ------------        ------------

     Total current liabilities                                65,593,664          52,028,397

Capital lease obligations, net of current portion              1,664,553           1,572,529
Deferred income taxes                                            295,482             225,378
Other                                                            401,940             430,303
                                                            ------------        ------------

     Total liabilities                                        67,955,639          54,256,607
                                                            ------------        ------------

Minority interest                                                239,415             360,875
                                                            ------------        ------------

Commitments and contingencies

Series B Redeemable Convertible Preferred Stock                6,461,096                  --

Shareholders' equity:
  Common stock                                                 2,750,000          36,911,911
  Retained earnings                                            1,987,736           9,345,628
  Foreign currency translation adjustment                         (1,722)            (96,661)
                                                             -----------        ------------

    Total shareholders' equity                                 4,736,014          46,160,878
                                                             -----------        ------------

    Total liabilities & shareholders' equity                 $79,392,164        $100,778,360
                                                             ===========        ============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the nine months                     For the three months
                                                      ended September 30,                      ended September 30,
                                                 --------------------------------      ---------------------------------
                                                     1995               1996                 1995              1996
                                                 -------------      -------------      -------------      --------------

Net sales                                        $ 155,720,398      $ 321,734,319      $  58,676,835      $ 109,396,495
Cost of sales                                      135,126,270        276,818,952         50,904,308         93,875,000
                                                 -------------      -------------      -------------      -------------

     Gross profit                                   20,594,128         44,915,367          7,772,527         15,521,495
Selling, general and administrative expenses        17,304,093         31,558,294          6,325,620         10,436,336
                                                 -------------      -------------      -------------      -------------

     Income from operations                          3,290,035         13,357,073          1,446,907          5,085,159
                                                 -------------      -------------      -------------      -------------

Other (income) expense:
     Interest expense                                  770,593          1,258,240            319,292            241,867
     Other income                                     (137,887)          (237,654)           (97,277)           (78,992)
     Minority interest                                  95,908            121,460             53,949             (6,174)
                                                 -------------      -------------      -------------      -------------

                                                       728,614          1,142,046            275,964            156,701
                                                 -------------      -------------      -------------      -------------

Income before income taxes                           2,561,421         12,215,027          1,170,943          4,928,458
Provision for income taxes                             969,953          4,397,873            443,582          1,726,481
                                                 -------------      -------------      -------------      -------------

     Net income                                  $   1,591,468      $   7,817,154      $     727,361      $   3,201,977
                                                 =============      =============      =============      =============


     Primary earnings per share                  $       0.16       $        0.66      $        0.07      $        0.24
                                                 =============      =============      =============      =============

     Shares used in computation of
        primary earnings per share                   9,805,876         11,144,002          9,815,060         13,393,899
                                                 =============      =============      =============      =============

     Fully diluted earnings per share            $        0.16      $        0.67      $        0.07      $        0.24
                                                 =============      =============      =============      =============

     Shares used in computation of
        fully diluted earnings per sharE            10,141,206         11,706,971         10,150,390         13,542,504
                                                ==============      =============      =============      =============

              MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                           Foreign
                                                   Common Stock                            Currency
                                             -------------------------     Retained      Translation
                                               Shares        Amount        Earnings       Adjustment        Total
                                             ----------   ------------    -----------    ------------     -----------

Balance at December 31, 1995                  9,374,999   $  2,750,000    $ 1,987,736     $   (1,722)     $ 4,736,014

 Accretion                                                                   (229,631)                        (229,631)
 Net income                                                                 2,173,061                        2,173,061
 Translation adjustment                                                                       26,093            26,093
                                             ----------   ------------    -----------     ----------      ------------

 Balance at March 31, 1996                    9,374,999   $  2,750,000    $ 3,931,166     $   24,371      $  6,705,537

 Accretion                                                                   (229,631)                        (229,631)
 Net income                                                                 2,442,116                        2,442,116
 Translation adjustment                                                                      (54,386)          (54,386)
                                             ----------   ------------    -----------     ----------      ------------

Balance at June 30, 1996                      9,374,999   $  2,750,000     $ 6,143,651    $  (30,015)     $  8,863,636

 Issuance of common stock                     2,530,000     27,237,473                                      27,237,473
 Conversion of Series B Preferred Stock         918,711      6,920,358                                       6,920,358
 Exercise of stock options                       24,000          4,080                                           4,080
 Net income                                                                  3,201,977                       3,201,977
 Translation adjusment                                                                        (66,646)         (66,646)
                                             ----------   ------------     -----------     ----------     -------------

Balance at September 30, 1996                12,847,710   $ 36,911,911     $ 9,345,628     $  (96,661)    $ 46,160,878
                                             ==========   ============     ===========     ==========     ============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)

                                                         For the nine months
                                                         ended September 30,
                                                      --------------------------
                                                           1995          1996
Cash flows from operating activities:
    Net income                                        $  1,591,468    $  7,817,154
    Adjustments to reconcile net income to
      net cash used in operating activities:
    Allowance for doubtful accounts and returns             99,671         444,414
    Inventory valuation allowance                          100,000         543,908
    Depreciation and amortization                          659,308       1,144,377
    Deferred income taxes                                 (175,004)       (336,776)
    Minority interest                                       95,908         121,460
    Foreign currency translation adjustment                 21,958         (94,939)
    Changes in assets and liabilities:
      Accounts receivable                               (7,956,559)      (9,835,111)
      Inventory                                        (11,255,443)      (8,437,712)
      Prepaids and other assets                         (2,369,043)       1,929,834
      Accounts payable                                  12,576,898       (9,235,326)
      Accrued liabilities                                  312,467        2,974,089
      Income taxes payable                                 209,200          103,642
                                                       -----------     ------------

        Net cash used in operating activities           (6,089,171)     (12,860,986)
                                                       -----------     ------------

Cash flows from investing activities:
     Purchases of property and equipment                  (987,575)      (4,090,967)
                                                       -----------     ------------

        Net cash used in investing activities             (987,575)      (4,090,967)
                                                       -----------     ------------

Cash flows from financing activities:
    Borrowings under line of credit agreement            42,414,443      48,604,552
    Payments under line of credit agreement             (33,520,000)    (60,556,950)
    Proceeds from sale of common stock                           --      27,237,473
    Proceeds from exercise of stock options                      --           4,080
    Net change in book overdrafts                          (921,119)      2,659,809
    Payments on capital leases                             (389,224)       (545,100)
    Other                                                    40,644         (95,730)
                                                        -----------     -----------

        Net cash provided by financing activities         7,624,744      17,308,134
                                                        -----------     ------------

Net increase in cash and cash equivalents                   547,998         356,181

Cash and cash equivalents at beginning of period            513,789      1,214,581
                                                        -----------     -----------

Cash and cash equivalents at end of period              $ 1,061,787     $ 1,570,762
                                                        ===========     ===========

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The consolidated financial statements and related notes thereto for the three and nine month periods ended September 30, 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1996. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Prospectus dated June 27, 1996.

2.       INITIAL PUBLIC OFFERING

         On July 2, 1996, the Company issued 2,200,000 shares of Common Stock at $12.00 per share in an initial public offering. On July 12, 1996, an additional 330,000 shares were issued pursuant to the underwriters' over-allotment option. The proceeds to the Company were $27,237,473, net of the underwriting discount and other direct expenses of $3,122,527. Upon consummation of the offering all outstanding shares of Series B Preferred Stock converted to 918,711 shares of Common Stock.

3.       EARNINGS PER SHARE

         Earnings per share is computed using the weighted average number of common and dilutive common equivalents outstanding during the period. Dilutive common equivalents consist of stock options and warrants. The accretion relating to the Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") prior to the conversion to common stock is deducted from income only in the calculation of primary earnings per share. For the three and nine months ended September 30, 1995, fully diluted earnings per share assumes the conversion of Series B Preferred Stock to Common Stock. For the three and nine months ended September 30, 1996, fully diluted earnings per share is computed using the weighted average effect of the conversion of Series B Preferred Stock to Common Stock. Common and common equivalent shares issued at prices below the public offering price during the 12 months preceding the offering date have been included in the calculation as if they were outstanding for all periods presented. The calculation uses the treasury stock method in determining the resulting incremental weighted average equivalent shares outstanding.

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

The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company's Prospectus dated June 27, 1996 filed with the Securities and Exchange Commission.

General

Multiple Zones International, Inc. and its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of microcomputer hardware, software, peripherals and accessories through its two flagship catalogs, The Mac Zone(R) and The PC Zone(R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone(R) in 1990, followed by The PC Zone(R) in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. The Company distributed 30.1 million catalogs domestically in the nine months ended September 30, 1996, with additional circulation by its subsidiaries and licensees through operations in 27 other countries worldwide. The Company intends to distribute at least 43 million catalogs during 1996 which includes a significant increase in circulation that began late in the third quarter.

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


                                         Nine months ended             Three months ended
                                           September 30,                  September 30,
                                     --------------------------------------------------------
                                       1995            1996               1995         1996
                                       ----            ----               ----         ----
                                               (In thousands, except operating data)

Net sales                             $155,720        $321,734           $58,677     $109,396
Cost of sales                          135,126         276,819            50,904       93,875
                                      --------        -------            -------     --------

Gross profit                            20,594          44,915             7,773       15,521
SG&A expenses                           17,304          31,558             6,326       10,436
                                      --------        --------           ------      --------

Income from operations                   3,290          13,357             1,447        5,085
Other expense                              729           1,142               276          157
                                      --------        --------           -------     --------

Income before taxes                      2,561          12,215             1,171        4,928
Provision for taxes                        970           4,398               444        1,726
                                      --------        --------           -------     --------

Net income                            $  1,591        $  7,817           $   727     $  3,202
                                      ========        ========           =======     ========


                                         Nine months ended             Three months ended
                                           September 30,                  September 30,
                                   ----------------------------------------------------------
                                       1995           1996               1995         1996
                                       ----           ----               ----         ----

Selected Operating Data:
Circulation                         22,000,000      30,050,000         6,750,000   11,450,000
Number of Shipments                    572,000         838,000           208,000      282,000
Average Order Size                 $       265     $       364        $      272  $       368

Net sales                                100.0%          100.0%            100.0%        100.0%
Cost of sales                             86.8            86.0              86.8          85.8
                                   -----------     -----------        ----------  ------------

Gross profit                              13.2            14.0              13.2          14.2
SG&A expenses                             11.1             9.8              10.7           9.5
                                   -----------     -----------        ----------  ------------

Income from operations                     2.1             4.2               2.5           4.7
Other expense                              0.5             0.4               0.5           0.1
                                   -----------     -----------        ----------  ------------

Income before taxes                        1.6             3.8               2.0           4.6
Provision for taxes                        0.6             1.4               0.8           1.6
                                   -----------     -----------        ----------  ------------

Net income                                 1.0%            2.4%              1.2%          3.0%
                                   ===========     ===========        ==========  =============



Comparison of the Three-Month Periods Ended September 30, 1996 and 1995

Net Sales. Net sales increased 86.4% to $109.4 million in the three months ended September 30, 1996 from $58.7 million in the comparable period. The increase resulted primarily from an increase in domestic hardware sales to 82.7% of gross sales in the three months ended September 30, 1996 from 71.3% in the comparable period. The increase in hardware sales contributed to a 35.3% increase between periods in domestic average order size to $368 from $272. Also contributing to the increase in net sales was an increase in orders due primarily to higher catalog circulation, which grew to 11.5 million in the three months ended September 30, 1996, an increase of 69.6% over the comparable period. International subsidiary net sales in the three months ended September 30, 1996 were $13.9 million, an increase of 131.7% over the comparable period primarily resulting from the addition of subsidiaries in Austria, Germany and The Netherlands and sales growth in the Company's operations in Denmark, France and the United Kingdom.

Gross Profit. Gross profit increased to $15.5 million in the three months ended September 30, 1996 from $7.8 million in the comparable period, and increased between periods to 14.2% from 13.2% of net sales. Gross profit dollars increased due to higher sales volumes generated by increases in orders and average order size. The increase in gross margin percentage resulted from improved mix of higher-margin product offerings and improved recovery of domestic freight costs, partially offset by increased sales of hardware products and sales to business accounts, which generally carry a lower average gross margin percentage.

Selling, General and Administrative Expenses. SG&A expense increased to $10.4 million in the three months ended September 30, 1996 from $6.3 million in the comparable period, but decreased between periods as a percentage of net sales to 9.5% from 10.7%. The dollar increase in SG&A expenses was primarily attributable to an increase in transaction costs associated with higher sales volume, as well as to increased administrative salaries. The decline in SG&A expenses as a percentage of net sales resulted primarily from the leveraging of SG&A expenses over a larger sales base.

Other Expense. Other expense decreased to $157,000 in the three months ended September 30, 1996 from $276,000 in the comparable period, primarily as a result of lower interest expense related to lower levels of borrowing on the Company's primary line of credit.

Income Taxes. Income tax expense increased in the three months ended September 30, 1996 to $1.7 million from $444,000 in the comparable prior period due to the significant increase in profitability between periods. The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 35.0% for the three months ended September 30, 1996 from 37.9% for the three months ended September 30, 1995. The change is primarily due to a decrease in the international subsidiary income before taxes as a percentage of the consolidated income before taxes.

Net Income. As a result of the above factors, net income increased to $3.2 million or 3.0% of net sales in the three months ended September 30, 1996 from $727,000 or 1.2% of net sales in the comparable prior period.

Comparison of the Nine Months Ended September 30, 1996 and 1995

Net Sales. Net sales increased 106.6% to $321.7 million in the nine months ended September 30, 1996 from $155.7 million in the comparable period. The increase resulted primarily from an increase in hardware sales to 81.0% of gross sales in the nine months ended September 30, 1996 from 68.0% in the comparable period. The increase in hardware sales contributed to a 37.4% increase between periods in domestic average order size to $364 from $265. Also contributing to the increase in net sales was an increase in orders due primarily to higher catalog circulation, which grew to 30.1 million in the nine months ended September 30, 1996, an increase of 36.6% over the comparable period. International subsidiary net sales in the nine months ended September 30, 1996 were $41.3 million, an increase of 147.3% over the comparable period primarily resulting from the addition of subsidiaries in Austria, Germany, Mexico and The Netherlands and sales growth in the Company's operations in Denmark, France and the United Kingdom.

Gross Profit. Gross profit increased to $44.9 million in the nine months ended September 30, 1996 from $20.6 million in the comparable period, and increased between periods to 14.0% from 13.2% of net sales. Gross profit dollars increased due to higher sales volumes generated by increases in orders and average order size. The increase in gross margin percentage resulted from improved mix of higher-margin product offerings and improved recovery of domestic freight costs, partially offset by increased sales of hardware products and sales to business accounts, which generally carry a lower average gross margin percentage.

Selling, General and Administrative Expenses. SG&A expense increased to $31.6 million in the nine months ended September 30, 1996 from $17.3 million in the comparable period, but decreased between periods as a percentage of net sales to 9.8% from 11.1%. The dollar increase in SG&A expenses was primarily attributable to an increase in transaction costs associated with higher sales volume, as well as to increased administrative salaries, partially offset by a decrease in net advertising expense. The decline in SG&A expenses as a percentage of net sales resulted from a lower net advertising expense and the leveraging of SG&A expenses over a larger sales base.

Other Expense. Other expense increased to $1.1 million in the nine months ended September 30, 1996 from $729,000 in the comparable period, primarily as a result of higher interest expense related to higher levels of borrowing on the Company's primary line of credit.

Income Taxes. Income tax expense increased in the nine months ended September 30, 1996 to $4.4 million from $970,000 in the comparable prior period due to the significant increase in profitability between periods. The effective income tax rate, expressed as a percentage of income before income taxes, decreased to 36.0% for the nine months ended September 30, 1996 from 37.9% for the nine months ended September 30, 1995. The change is primarily due to a decrease in the international subsidiary income before taxes as a percentage of the consolidated income before taxes.

Net Income. As a result of the above factors, net income increased to $7.8 million or 2.4% of net sales in the nine months ended September 30, 1996 from $1.6 million or 1.0% of net sales in the comparable prior period.

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

The Company's Mac operating system ("Mac") business was strong during the first nine months of 1996, growing 97.8% over the comparable 1995 period. Sales of Mac products represented 67.9% and 71.1% of gross sales in the three months and nine months ended September 30, 1996, respectively, compared to 74.4% and 72.5% of gross sales in the three and nine months ended September 30, 1995, respectively. Sales of Apple Computer, Inc. ("Apple") products alone constituted 21.6% and 22.4% of gross sales in the three and nine months ended September 30, 1996, respectively, compared to 24.9% and 22.8% of gross sales in the three and nine months ended September 30, 1995, respectively. The Company believes that the percentage of its sales represented by Mac products is likely to decline gradually over time as a result of increasing acceptance of the direct marketing channel by PC/Wintel operating system ("PC") product manufacturers and users, the Company's expanded focus on PC product sales, and its effort to increase sales to business accounts which tend to be concentrated more heavily on PC products. Apple has recently experienced a decline in CPU sales, reflecting uncertainties in the Mac marketplace, as well as manufacturing and product availability problems. Further decline in the demand for, or availability of, Apple or other Mac products could have a material adverse effect on the Company's future results of operations.

The Company intends to place larger inventory stocking orders, increase participation in first-to-market purchase opportunities, continue end-of-life-cycle purchase opportunities and market more products on a private-label basis, all of which increase the risk of inventory obsolescence. To reduce this risk, the Company has agreements with many vendors containing provisions whereby vendors supply price protection and product return privileges, subject to some limitations. End-of-life-cycle products are typically acquired without return privileges.

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

LIQUIDITY AND CAPITAL RESOURCES

On July 2nd, 1996 the Company completed an initial public offering of its Common Stock resulting in net proceeds to the Company of $27.2 million. The Company paid off bank debts totaling $20.8 million by using funds generated by its initial public offering. The remaining proceeds have been used to finance ongoing working capital requirements.

As of September 30, 1996, the Company had total assets of $100.8 million, of which $90.3 million were current assets. At September 30, 1996 and December 31, 1995 the Company had cash and cash equivalents of $1.6 and $1.2 million, respectively, and working capital of $38.3 million and $7.8 million, respectively. Net cash used in operating activities was $12.9 million and $6.1 million for the nine months ended September 30, 1996 and 1995, respectively. Cash outflows in these periods were primarily due to higher accounts receivable resulting from growing sales to business accounts, to investment in increased inventories necessary to support rapidly growing sales. Additionally, cash outflows during the nine months ended September 30, 1996 increased due to the decrease in accounts payable. In the nine months ended September 30, 1996 and in 1995 accounts receivable increased by $9.8 million and $8.0 million, respectively, and inventories increased by $8.4 million and $11.3 million, respectively.

Cash outlays for capital expenditures were $4.1 million and $988,000 in the nine months ended September 30, 1996 and 1995, respectively. In addition, the Company incurred capital lease obligations during the nine months ended September 30, 1996 and 1995 of $538,000 and $1.7 million, respectively. These expenditures were primarily for information and telecommunication system enhancements, furniture and equipment, leasehold improvements and the relocation of its corporate headquarters and telemarketing operations to a larger facility in July 1996. The Company estimates that its annualized capital expenditures in 1996 will approximate $6.0 million, as it continues to make other investments in its infrastructure to support its anticipated growth.

The Company has a revolving line of credit of $25.0 million from a commercial bank collateralized by inventories and accounts receivable. At September 30, 1996, there were no borrowings outstanding under the facility. Additionally, at September 30, 1996, the Company had $3.5 million of unused letters of credit.

The net amount of vendor credit outstanding at September 30, 1996 was $40.7 million of which $18.2 million was drawn from a $25.0 million inventory financing facility between the Company and a commercial lender, which provides financing for and is collateralized by inventory purchased from certain participating vendors.

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

                           PART II. OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

11.1     Computation of earnings per share

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the Quarter ended September 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                     MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  November 14, 1996            By:_______________________________________
                                     Victor Melfi, Jr., Chief Executive Officer



Dated:  November 14, 1996            By:_______________________________________
                                     Peter J. Biere, Chief Financial Officer