Form 10-K405
period 1996-12-31
MULTIPLE ZONES INTERNATIONAL INC
filed 1997-03-25
CIK 1013786

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996      COMMISSION FILE NUMBER  0-28488


                       MULTIPLE ZONES INTERNATIONAL, INC.
             (Exact Name of Registrant as Specified in Its Charter)


           WASHINGTON                            91-1431894
    (State of Incorporation)                  (I.R.S. Employer
                                           Identification Number)

               707 SOUTH GRADY WAY
               RENTON, WASHINGTON                             98055-3233
    (Address of Principal Executive Offices)                  (Zip Code)

                                 (206) 430-3000
                             (Registrant's Telephone
                          Number, Including Area Code)


          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                                  Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [ X ]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates as of February 21, 1997 was approximately $38,419,151 (1), based upon the last sales price per share of $10.13 as reported by the Nasdaq National Market.

The number of shares of the registrant's Common Stock outstanding as of February 21, 1997, was 12,915,367.

(1) Excludes value of Common Stock held of record as of February 21, 1997 by executive officers and directors of the registrant. Includes Common Stock held of record as of that date by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into the parts of this Form 10-K designated to the right of the document listed.

INCORPORATED DOCUMENT                                      LOCATION IN FORM 10-K
---------------------                                      ---------------------
1996 Annual Report to Shareholders                         Part I, Item 2
                                                           Part II, Items 6, 7
                                                             and 8

Proxy Statement for the 1997 Annual Meeting                Part III, Items 10,
  of Shareholders                                            11, 12 and 13

An Index to Exhibits appears at pages 16 - 18 herein

                       MULTIPLE ZONES INTERNATIONAL, INC.
                            FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1996
                               TABLE OF CONTENTS


                                     PART I.

                                                                                                     10K Page No.
                                                                                                     ------------

Item 1.        Business                                                                                    4

Item 2.        Properties                                                                                 13

Item 3.        Legal Proceedings                                                                          13

Item 4.        Submission of Matters to a Vote of Security Holders                                        13


                                                     PART II.

Item 5.        Market for Registrant's Common Equity and Related Shareholder Matters                      14

Item 6.        Selected Financial Data                                                                    14

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations      14

Item 8.        Financial Statements and Supplementary Data                                                14

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure       14

                                                     PART III.

Item 10.       Directors and Executive Officers of the Registrant                                         14

Item 11.       Executive Compensation                                                                     15

Item 12.       Security Ownership of Certain Beneficial Owners and Management                             15

Item 13.       Certain Relationships and Related Transactions                                             15

                                                     PART IV.

Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K                            16

Signatures                                                                                                19


PART I.

ITEM 1.  BUSINESS

GENERAL

Multiple Zones International, Inc. (herein referred to as the "Company" which reference shall include its subsidiaries and their assets and operations, unless the context indicates otherwise) is a leading international direct marketer of microcomputer hardware, software, peripherals and accessories for users of Mac Operating System ("Mac") and PC/Wintel ("PC") computers through two flagship catalogs, THE MAC ZONE(R) and THE PC ZONE(R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with THE MAC ZONE (R) in 1990, followed by THE PC ZONE (R) in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. During 1996, 44 million catalogs were distributed by the Company domestically, with additional circulation by its subsidiaries and licensees through operations located in 26 other countries worldwide, more countries than any other catalog retailer of microcomputer products. The Company offers a broad selection of over 18,000 microcomputer products at competitive prices primarily through its distinctive catalogs, as well as through major trade publications and an outbound telemarketing sales team focused on business, education and government accounts.

INDUSTRY BACKGROUND

The market for microcomputer products is served by a variety of distribution channels. According to industry data published in September 1996, direct marketing is expected to be one of the fastest growing major distribution channels, with a domestic market share that is projected to increase from 7.5% in 1995 to approximately 14% of total domestic microcomputer product sales in 1999. The Company believes that many individuals and businesses, increasingly familiar with microcomputers, have become more receptive to catalog marketing and now make their purchase decisions based primarily on product selection and availability, convenience and price. At the same time, intense competition for market share has forced microcomputer product manufacturers to seek new channels through which to distribute their products. Direct marketers enjoy efficiencies in the form of centralized operations and distribution and are able to offer broader product selection and purchasing convenience. The Company believes direct marketing efficiencies not only better satisfy many segments of the customer market but also provide a cost-effective marketing vehicle for product manufacturers.

Domestic sales of microcomputer hardware, software, peripherals and accessories exceeded $64 billion in 1995 and are projected to more than double to over $130 billion in 1999, according to industry data. The Company believes that sales of microcomputer products are increasing as a result of a number of factors, including improved affordability and performance of microcomputer products; growing user familiarity with microcomputers; rapid technological advances and resulting short product life cycles; the proliferation of microcomputer products; and the emergence of industry standards, component "plug-and-play" compatibility, and higher performance operating systems. The Company believes that the international market for microcomputer products should experience similar growth trends, due primarily to an increasing installed base of microcomputers and expansion by manufacturers seeking additional markets for their products.

The direct marketing channel is currently dominated by a small number of companies that commenced operations prior to 1990. New entrants into the channel must overcome a number of significant barriers to entry, including the time and resources required to build a customer database of sufficient size, quality and responsiveness for cost-effective circulation; the significant investment required to develop the information and operating infrastructure required for a direct catalog marketer; the advantages enjoyed by larger established competitors in terms of purchasing and operating efficiencies; the established relationships of manufacturers who may be reluctant to allocate co-op advertising funds to additional participants; and the difficulty of identifying and recruiting management personnel with significant relevant experience.

The direct marketing channel has historically served a significant share of the market for Mac products, but a relatively small share of the market for PC products. However, sales of PC products through this channel are increasing dramatically, as consumer familiarity with microcomputer products grows, products are becoming increasingly user-friendly, and manufacturers recognize the cost-effectiveness of the catalog channel. As the industry evolves, the Company believes that first-time buyers may largely utilize retail channels that provide the opportunity to "touch and feel" the products, but that a growing number of computer-literate consumers will increasingly rely on the convenience and other advantages of the direct marketing channel. The Company believes the growing acceptance of this channel, particularly for PC products, presents a significant opportunity for increased sales by direct marketers.

RISK FACTORS

The discussion of the Company's business and operations contained in this Annual Report on Form 10-K contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects," and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements, including the "Risk Factors" identified below, or other factors of which the Company may not yet be aware.

Dependence on Sales of Mac Products. The Company is largely dependent on sales of Mac products manufactured by a broad variety of vendors, including Apple Computer, Inc. ("Apple"). Mac products represented 69.8% and 73.1% of the Company's gross sales in 1996 and 1995, respectively. Apple has recently experienced a decline in CPU sales, manufacturing and product availability problems, as well as a decline in its share of worldwide and domestic microcomputer markets, reflecting uncertainties in the Mac marketplace. Apple recently announced it second major restructuring in the past 12 months, which will entail a layoff of approximately 2,700 employees, a reduction in the number of its product offerings, and other cost-cutting measures. A further decline in the demand for, or availability of, Apple or other Mac products would likely have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company intends to pursue increased sales of PC products to reduce its dependence on sales of Mac products, there can be no assurance that it will be successful in doing so.

Competition. The microcomputer products industry is highly competitive. The Company competes with other national and international direct marketers. The Company also competes with traditional microcomputer retailers, computer superstores, consumer electronics and office supply superstores, and product manufacturers that sell direct to end-users. Some of the Company's competitors are larger and compete principally on the basis of price and may have lower costs than the Company. There can be no assurance that the Company will be able to compete effectively with existing competitors or any new competitors that may enter the market, or that the Company's business, financial condition and results of operations will not be adversely affected by intensified competition.

Price Reductions. The microcomputer industry has experienced intense price competition. The Company believes that competition may increase in the future and that it may be required to reduce its gross margins to remain competitive. In addition, the Company has recently increased its sales of microcomputer hardware products, for which gross margins are generally lower than those associated with software products.

Variability of Operating Results. The Company has experienced significant fluctuations in its operating results from quarter to quarter as a result of many factors, including general economic conditions, the condition of the microcomputer products industry, shifts in demand for microcomputer products and industry announcements of new products or upgrades. There can be no assurance that the Company will be profitable on a quarterly or annual basis.

Potential Disruption of Business. The Company's success is dependent in part on the quality, reliability and proper utilization of its information, telecommunication, desktop publishing and other systems, which are used for marketing, catalog design and production, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. Any interruption in any of the Company's systems or telecommunication systems, could have a material adverse effect on the Company's business, financial condition and results of operations.

Potential Increases in Postage, Shipping and Paper Costs. Postage and shipping costs, as well as the cost of paper for the Company's catalogs, are significant expenses in the operation of the Company's business. The Company generally mails its catalogs through the U.S. Postal Service and ships its products to customers primarily by overnight delivery services. Any future increases in postage, shipping rates or paper costs could have a material adverse effect on the Company's business, financial condition and results of operations.

Changing Methods of Distributions. The market for microcomputer products is evolving rapidly in terms of product offerings and methods of distribution. New methods of distribution, such as on-line shopping services and electronic distribution of software, have emerged. Additionally, some manufacturers sell their hardware and software product directly to end-users, or to certain categories of end-users such as corporate accounts. These efforts may intensify in the future. Any of these methods of distribution may attract increased patronage and other new methods of distribution may emerge in the future. The

Company will be required to remain competitive with existing and evolving distribution channels and methods, and to develop or adopt new methods for distribution in the future. Failure by the Company to do so could have a material adverse effect on its business, financial condition and results of operations.

Reliance on Vendor Relationships. The Company acquires products for resale from manufacturers, as well as from distributors. Purchases from distributors constituted 25.5% and 35.5% of the Company's total purchases in 1996 and 1995, respectively. Certain hardware manufacturers limit the number of product units available to direct marketers such as the Company. Certain manufacturers and distributors provide the Company with co-op advertising support and incentives in the form of rebates, discounts and allowances. Substantially all of the Company's contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company's relationships with its vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

State Excise Tax Uncertainties. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales to their residents. The Unites States Supreme Court has held that a state may not impose a sales tax collection obligation on a direct marketer whose contact with the state is limited to the distribution of catalogs and other advertising materials and the delivery of purchased products by U.S. mail or interstate common carrier. Due to its presence on various forms of electronic media and other factors, the Company's contact with various states may exceed the minimum level of contacts allowable under law. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If the Company were required to collect sales taxes, the obligation to collect sales taxes or similar taxes on sales would result in additional administrative expenses for the Company, could result in increased prices to customers and consequently could have a material adverse on the Company's business, financial condition and results of operations.

Dependence on Key Personnel. The Company's future success will depend to a significant extent upon the efforts and abilities of key senior management personnel. The loss of the services of one or more of the Company's senior management could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will depend on its ability to hire, train and retain skilled personnel in all areas of its business.

Reliance on Outsourced Distribution. Advanced Logistics Services Corp. ("Airborne Logistics") provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a contract that expires in March 1998. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company's business, financial condition and results of operations.

Risks of International Operations. The Company currently operates subsidiaries in 11 foreign countries and also derives license fees and royalties from catalog direct marketers in 15 other foreign countries who sell microcomputer products using the Company's service marks. The Company's international operations are subject to the general risks of remote management as well as other risks associated with the conduct of business in foreign countries, including economic, legal and regulatory uncertainties; currency fluctuations, which the Company generally does not attempt to hedge; restrictions on repatriation of earnings; potential conflicting claims to its service marks; export-import regulations; customs matters; foreign collection problems; military, political and transportation risks; and foreign laws and governmental regulation. The Company's licensees may terminate their agreements with the Company on short notice. Following termination, most licensees retain rights to their customer information without any express contractual restriction preventing future competition. There can be no assurance that the Company will be able to retain its licensees or to replace any licensees it may lose in the future.

Rapid Technological Change and Inventory Obsolescence. The microcomputer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. While the Company seeks to reduce its inventory exposure through a variety of inventory control procedures and policies, including vendor price protections and product return programs, there can be no assurance that the Company will be able to avoid losses related to obsolete inventory. In order to satisfy customer demand and obtain greater purchase discounts, the Company may be required to carry increased inventory levels of certain products.

BUSINESS STRATEGY

The Company's business objective is to strengthen its position as a leading international direct marketer of products for users of Mac and PC microcomputers. The central elements of the Company's business strategy include:

Direct Marketing. The Company's core competence lies in generating demand for microcomputer products by utilizing three distinct and complementary direct marketing vehicles. The flagship catalogs, THE PC ZONE(R) and THE MAC ZONE(R), are directed at customers who phone the Company's toll free telephone numbers. The Company's outbound account managers serve the needs of customers in the business, education and government markets. The Company's Internet sites appeal to the growing World Wide Web market and enable the Company to offer lower cost electronic delivery of software.

Product Breadth and Mix. The Company offers over 18,000 products providing its customers with comprehensive computing solutions. Microcomputer and technology products are in a constant state of change and improvement. The Company's goal is to offer the newest and best-selling products its customers demand.

Increased Sales of PC Products. The Company intends to focus on the vast PC market which has been largely untapped by the direct marketing channel. The Company believes that the percentage of PC products sold through this channel is increasing steadily, reflecting the importance of convenience and broad product selection and availability to a growing number of PC consumers. A part of this strategy involves increased emphasis on outbound telemarketing to business accounts which predominately purchase PC products.

Expansion of Outbound Sales. Sales to business, education and government accounts represent a strong growth opportunity for the Company. The Company intends to increase sales to these accounts by expanding its outbound sales team. Additionally, the Company seeks to acquire new business accounts through targeted catalog mailings.

Maintain Low Operating Costs. The Company continually seeks to find ways to work more efficiently - the result of which has lowered its SG&A expenses from 13.1% of sales in 1993 to 9.8% in 1996. Maintaining a lower operating cost structure is a key part of the Company's business strategy.

International Operations. The Company has subsidiaries and licensees located in 26 countries worldwide and is focusing on operational synergies such as common systems and purchasing to improve sales and profitability in the international markets.

PRODUCTS AND MERCHANDISING

The Company offers over 18,000 hardware, software, peripheral and accessory products for users of Mac and PC microcomputers from over 1,600 manufacturers. The Company is also authorized to sell volume site licenses for products of Microsoft, Lotus and Novell.

Microcomputers. The Company offers a large selection of desktop, laptop and notebook personal microcomputer systems from leading manufacturers such as Acer, Apple, AST Research, Canon, Compaq, Hewlett-Packard, IBM, Motorola, NEC, Packard Bell, Power Computing, Texas Instruments, Toshiba, UMAX and Zenith.

Peripherals and Accessories. The Company also sells peripherals and components such as printers, monitors, keyboards, memory, fax and other add-on circuit boards, networking and communications products, mass storage devices, modems and scanners, as well as various accessories and supplies such as toner cartridges, diskettes and connectors. Brands offered by the Company include 3Com, Apple, Canon, CTX, Epson, Global Village, Hewlett-Packard, Iomega, Logitech, Motorola, Okidata, Phillips, Quantum, Sony, SyQuest, U.S. Robotics and ViewSonic.

Software. The Company sells a wide variety of software packages in the business and personal productivity, connectivity, utility and language, educational and entertainment categories. The Company offers products from larger, well-known manufacturers as well as numerous specialty products from new and emerging software development companies. Brands offered by the Company include Adobe, Claris, Corel, IBM, Intuit, Lotus, Macromedia, Microsoft, Novell, Sierra On-Line, Symantec and The Learning Company.

The Company's merchandising group determines the manufacturers whose products are featured in the Company's catalogs and negotiates the terms and conditions of product coverage. In exchange for product coverage and the benefit of having information about their products available to the Company's customers, most manufacturers provide the Company with co-op advertising support, which significantly defrays the expense of catalog production. The merchandising group is also responsible for developing effective advertising campaigns for manufacturers, managing catalog design and layout, and coordinating product procurement and inventory management with the Company's purchasing group. In addition, the merchandising group works closely with the purchasing group to capitalize on opportunities to expand the Company's first-to-market, end-of-life-cycle and private-label product offerings.

The following table shows the percentage of the Company's gross sales attributable to various product categories during 1996, 1995 and 1994.


                               YEAR ENDED     YEAR ENDED      YEAR ENDED
                               DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                   1996            1995          1994
                               ------------   ------------    ------------
Microcomputers...............     31.2%            20.7%           3.5%
Peripherals and accessories..     50.6             50.3            49.6
                               ------------   ------------    ------------
  Total hardware.............     81.8             71.0            53.1

Software.....................     18.2             29.0            46.9
                               ------------   ------------    ------------
          Total..............    100.0%           100.0%          100.0%
                               ============   ============    ============

The Company continually increases the number of products which it is authorized to sell. The Company received authorization from Apple, Hewlett-Packard and IBM to offer all or a portion of their product lines in 1995 and authorization from Compaq, Toshiba and Motorola in 1996. The availability of these products has allowed the Company to increase its hardware sales by emphasizing its catalog coverage of these and other hardware products, particularly desktop, notebook and laptop microcomputers.

The Company's Mac business was strong during 1996, growing 76.2% over 1995. Sales of Mac products represented 69.8% of gross sales in 1996, compared to 73.1% and 69.6% of gross sales in 1995 and 1994, respectively. Sales of Apple branded products alone constituted 22.5% of gross sales in 1996, compared to 22.8% of gross sales in 1995 and 2.0% of gross sales in 1994, due primarily to sales of Apple microcomputers. The Company believes that the percentage of its sales represented by Mac products is likely to decline gradually over time as a result of increasing acceptance of the direct marketing channel by PC product manufacturers and users, the Company's expanded focus on PC product sales, and its efforts to increase sales to business accounts, which tend to be concentrated more heavily on PC products. For the year ended December 31, 1996, no single product accounted for more than 3% of the Company's gross sales.

Certain reclassifications to the 1995 and 1994 category and product mix percentages have been made to conform to the 1996 presentation.

PURCHASING

The Company acquires products directly from manufacturers such as Apple and IBM as well as from distributors such as Ingram Micro, Merisel and others. Purchases of products from distributors decreased from 35.5% to 25.5% of the Company's total product purchases in 1995 and 1996, respectively. Purchases from Ingram Micro and Apple represented 13.5% and 20.1%, respectively, of the Company's total product purchases in 1996. No other vendor supplied more than 10% of the Company's total product purchases in 1996. The Company intends to continue to purchase more products directly from manufacturers and pursue other purchasing opportunities that it believes will have a beneficial effect on its profit margins.

The Company seeks to efficiently manage its inventory to achieve high product availability and fill rates. The Company utilizes computerized systems that permit monitoring of inventory and assist the Company in managing inventory levels. The Company has 90-day return privileges on most of its product purchases, and has agreements with many of its vendors providing price protection should a vendor subsequently lower its price. The Company had a domestic customer return rate of 8.0% of gross sales in 1996 and 1995. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

CATALOGS

The Company markets products primarily through targeted mailings of its flagship catalogs, THE MAC ZONE(R) and THE PC ZONE(R), each of which has been published monthly since January 1995. Customers receive frequent catalog mailings that vary depending on their purchase activity. A catalog is also included with each order shipped. Catalogs are also mailed periodically to potential customers in the Company's proprietary database and to prospects obtained from list brokers and other sources. The following table provides information regarding the number of editions and total circulation of THE MAC ZONE(R) and THE PC ZONE(R) catalogs published domestically in 1996, 1995 and 1994.


                                 THE MAC ZONE(R)                      THE PC ZONE(R)
                     ------------------------------------   ------------------------------------
                        1996          1995        1994         1996         1995        1994
                     ----------   ----------   ----------   ----------   ----------   ----------
Number of editions       12           12           11           12           12           7

Total circulation    28,000,000   18,500,000    9,000,000   14,000,000   10,500,000    6,000,000


Each edition of the catalogs is typically produced with several cover versions, which highlight different products of particular interest to specific customer segments, such as graphics or entertainment products, based on data in individual customer records. Within each version, the Company further personalizes certain catalogs with an ink-jetted cover message, also based on individual customer data, such as "Mary, it's time to upgrade your Adobe Photo Shop -- See Page 28." Catalogs may also differ based on the customer type. The Company believes this highly targeted marketing treatment increases customer response.

The Company also produces targeted specialty catalogs offering a relatively narrow but deep product line, such as THE LEARNING ZONE(R), which is targeted at purchasers for primary, secondary and post-secondary educational institutions and THE DEVELOPER'S ZONE(TM), which is targeted at application developers and offers the latest in development tools and technology. The Company intends to explore opportunities to further pursue targeted marketing efforts.

Each catalog is printed with full-color photographs, detailed descriptions of product specifications, benefits and features, as well as pricing and ordering information. The catalogs are designed and produced in-house by the Company's staff of 54 designers and production artists using a sophisticated computer-based catalog production system. The Company believes that in-house preparation of the catalogs streamlines the production process, provides for greater flexibility and creativity in catalog production, and results in significant cost savings. The Company also produces direct mail pieces for highly targeted promotions of specific products, such as software upgrades, to relevant customers. The Company's catalogs and direct mail pieces are printed and distributed commercially.

The Company believes the direct marketing channel for microcomputer products will continue to evolve, and will in the future involve the increasing use of alternative vehicles such as on-line shopping and software delivery, interactive television, and encrypted CD-ROM software delivery. The Company was one of the first participants in the direct marketing channel to participate in on-line sales of computer products and currently maintains sites on the Internet (www.zones.com). The Company plans to continue exploring alternative direct marketing vehicles in order to remain strategically positioned as distribution channels evolve. While the Company believes that printed catalogs will remain an important tool in the direct marketing of microcomputer products, it also believes that its strengths in database marketing and order fulfillment should enable it to respond effectively to new and emerging direct marketing vehicles.

DATABASE MARKETING

The Company maintains a proprietary database containing 2.5 million customer and inquirer records, including approximately 1.2 million customers, of which approximately 572,000 customers have purchased products from the Company during the last twelve months. The Company believes that a substantial portion of its revenues represent sales to repeat customers, which it attributes in part to its ability to effectively target its catalog to computer-literate customers who have demonstrated an acceptance of the direct marketing channel. The Company attracts new customers and prospective customers through advertising in major trade publications and through selective mailing of catalogs to names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers and other sources.

The Company periodically analyzes and updates its database and other available information in order to enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers' needs and generate additional product orders. The Company also strives to improve the size, quality and responsiveness of its database through the use of sophisticated modeling techniques. The Company believes that by selectively targeting its catalogs to specific groups of customers with known product affinities and purchasing characteristics, the Company will be able to increase order rates from customers and enhance the effectiveness of its catalogs and their desirability as a marketing channel for product manufacturers. The Company leverages its database marketing capabilities by providing key product manufacturers with marketing research such as price sensitivity tests, list response analyses, and database marketing consulting services. The Company believes these efforts assist it in promoting and preserving positive relationships with these manufacturers.

SALES, TECHNICAL SUPPORT AND CUSTOMER SERVICE

Outbound Sales. At February 28, 1997, the Company had a staff of 78 experienced account managers and support staff who pursue sales to business, education and government accounts through outbound telemarketing. These commissioned account managers develop long-term relationships with business accounts through frequent telephone contact and by providing individual attention, quality service, and convenient one-stop shopping. In addition to outbound telemarketing, the Company utilizes catalog mailings, fax broadcast messaging and other marketing tactics to enhance sales.

Inbound Sales. The Company's staff of over 150 inbound telemarketing representatives are well-trained and knowledgable. The Company offers toll-free numbers for inbound sales that are staffed 24 hours a day, seven days a week. Sophisticated systems allow the Company's representatives to quickly access a customer's record and billing information and review details of past purchases. For most products sold, the systems also contain an extensive on-line database of information on product specifications, benefits and features; compatibility of related products; and system requirements for software programs. In addition, the systems automatically prompt telemarketing representatives to offer customers the latest upgrades and complementary software and peripherals.

Customer Service/Technical Support. The Company's customer service representatives respond to questions regarding order status and related matters as well as assist customers with product returns. Most vendors offer an unconditional 30-day return policy on their products. The Company also has a staff of dedicated technical support personnel who assist customers with the installation and operation of the products they purchase and are available toll-free during regular business hours. These personnel also offer customers support with customized configuration of their microcomputer systems.

INTERNATIONAL OPERATIONS

The Company has subsidiaries and licensees located in 26 countries worldwide, more than any other catalog retailer of microcomputer products. The Company's subsidiaries are located in Australia, Austria, Belgium, Denmark, France, Germany, Great Britain, Mexico, The Netherlands, Sweden and Venezuela. The Company's licensees are located in 15 other foreign countries. The Company's international sales were $59.2 million in 1996, $26.3 million in 1995 and $11.5 million in 1994, representing increases of 125.1%, 128.7% and 219.4%, respectively, over the comparable prior periods.

The Company's international strategy generally has been to enter a country through a relationship with a local entrepreneur with industry experience who can provide local knowledge for the business operations. Depending on the size of the potential market and other factors, the Company may establish a license arrangement with the entrepreneur or form a subsidiary in which the entrepreneur has a minority interest. Both types of relationships have the advantage of providing significant incentives to the local entrepreneurs, which the Company believes is of critical importance to the success of the local ventures. With a license arrangement, the Company may at some point seek to convert the licensee to a controlled subsidiary, depending on the development of the market and the business. Such a conversion typically provides the operation with greater access to capital and management, enabling it to increase product selection and availability, as well as catalog circulation.

The catalogs of the Company's subsidiaries and licensees are published under THE MAC ZONE(R) and THE PC ZONE(R) service marks, but are designed and produced locally in the native language, which allows them to be customized both in presentation and product mix to suit local needs. The Company's headquarters provides ongoing support in database marketing, catalog design, establishing relationships with product manufacturers, and product merchandising. The international catalogs attract manufacturers seeking broad international exposure for marketing of their microcomputer hardware, software and peripheral products. The Company believes that a number of microcomputer product manufacturers utilize the operations of the Company and its licensees as their primary channel for international distribution.

All of the minority shareholders of the Company's subsidiaries have the right to require the Company to purchase their shares at a price calculated by a pre-determined formula based on performance of the business. The Company also has an option to purchase the minority interest in a number of its subsidiaries. Typically, a licensee will pay a one-time license fee plus a percentage royalty on ongoing sales revenues. Many of the licensees have granted the Company a right of first refusal in the event of any proposed sale of their business.


SYSTEMS

The Company has committed resources to the development of management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business. The Company's primary computer system consists of a Hewlett-Packard 3000 Model 987/200, shadowed by a redundant Hewlett-Packard 3000 Model 995 for disaster recovery, and utilizes a widely-used mail order and catalog management software package. The primary computer system is used for marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. The Company's primary computer system interfaces with an automated telephone call distribution system, which routes calls to the Company's telemarketing representatives.

DISTRIBUTION CENTER

Airborne Logistics provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a contract that expires in March 1998. Employees of Airborne Logistics utilize the Company's systems, policies and procedures to receive, log and warehouse inventory shipments from product vendors, fill and ship domestic customer orders, and return inventory to product vendors when requested by the Company. The Company pays a flat rate for each order filled.

Domestic orders received by the Company are electronically transmitted on a dedicated data line to its computer equipment at the Airborne Logistics distribution center, where a packing slip is printed out for order fulfillment and inventory availability is automatically updated on all of the Company's information systems. All inventory items are bar coded and located in computer-designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted by 1:00 a.m. Eastern Time can generally be delivered overnight via Airborne Express. Upon request, orders may also be shipped for Saturday delivery or by ground service or other overnight delivery services.

COMPETITION

The microcomputer products industry is highly competitive. The Company competes with other national and international direct marketers, including Micro Warehouse, Inc., CDW Computer Centers, Inc., Insight Enterprises, Inc. and Creative Computers, Inc. The Company also competes with product manufacturers that sell direct to end-users; specialty microcomputer retailers; microcomputer and general merchandise superstores; consumer electronic and office supply stores; and shopping services on television, the Internet and commercial on-line networks. Additional competition may arise if other new methods of distribution, such as interactive television, emerge in the future. The Company competes not only for customers, but also for co-op advertising support from microcomputer product manufacturers. The Company believes that product selection, availability and price are the three most important competitive factors.

EMPLOYEES

At February 28, 1997, the Company had 591 employees in its domestic operations, and over 160 persons were employed by the Company's foreign subsidiaries. The Company considers its employee relations to be good. The Company has never had a work stoppage and no employees are represented by a labor organization. As a result of its growth, the Company has added a significant number of employees and has expended considerable efforts in training these new employees.

The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each employee receives training appropriate to his or her position and a complete new hire orientation. The training programs include: New Hire Orientation, Sales Training and Management Development. New telemarketing representatives participate in an eight week training program to introduce them to the Company's systems and familiarize them with the available products and services.

TRADEMARKS

The Company conducts its business in the United States primarily under the service marks THE MAC ZONE(R) and THE PC ZONE(R), which are registered with the United States Patent and Trademark Office. These registrations have an indefinite term, so long as the service marks are used in connection with the Company's business activities. The Company intends to obtain service mark protection for these and related marks, to the extent available, in the foreign countries where the Company does or expects to do business and where it has or expects to have licensees. The Company believes its service marks have significant value and are an important factor in the marketing of its products. The Company intends to take appropriate steps to protect and renew its service mark registrations.

REGULATORY AND LEGAL MATTERS

In addition to federal, state and local laws applicable to all corporations and employers in general, the direct marketing business as conducted by the Company is subject to the Federal Trade Commission's Merchandise Mail Order Rule and related regulations. The Company is also subject to laws and regulations relating to truth-in-advertising and other fair trade practices. The Company has implemented programs and systems to promote ongoing compliance with these laws and regulations.

ITEM 2.  PROPERTIES

The Company currently leases approximately 132,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Renton, Washington. The Company also leases approximately 36,000 square feet of space which has been sublet for the remainder of the lease. Additionally, the Company operates sales and distribution facilities in Australia, Austria, Belgium, Denmark, France, Germany, Great Britain, Mexico, The Netherlands, Sweden and Venezuela.

ITEM 3.  LEGAL PROCEEDINGS

Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company. The Company believes that such claims and actions in the aggregate should not have a material adverse effect upon the Company's business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1996 to a vote of security holders.

                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS

The information for this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

The information for this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information for this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information for this item is incorporated by reference from the Company's 1996 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in part in, and incorporated by reference from, the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders under the captions "Proposal No. 1: Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

John E. DeFeo, age 50, has served as the Company's President, Chief Executive Officer and Vice Chairman of the Board since January 1997. Mr. DeFeo has been a member of the Company's Board of Directors since April 1996. From 1994 to 1996, Mr. DeFeo was President and Chief Executive Officer of U.S. Airwaves Inc., an early stage wireless telecommunications company that he founded. From 1985 to 1994, Mr. DeFeo served as President and Chief Executive officer of U.S. West New Vector Group, the domestic cellular communications subsidiary of U.S. West, Inc. At U.S. New Vector Group, Mr. DeFeo was responsible for developing the company's cellular services worldwide, which grew during his tenure to a one-billion dollar business with over 2,400 employees and 100 strategic partnerships, serving more than 100 markets in the United States and overseas.

Victor J. Melfi, Jr., age 40, has served as the Company's Executive Vice President -- Marketing since January 1997. He previously held various positions with the Company, serving as President and Chief Executive Officer from March 1996 to January 1997; Executive Vice President -- Marketing and Chief Operating Officer from September 1995 to March 1996; Senior Vice President -- Marketing from May to September 1995; and Vice President -- Database Marketing from October 1994 to May 1995. Between 1991 and 1994, Mr. Melfi served as Associate Director of CIMS Marketing at The Reader's Digest Association, Inc.
Previously, he held positions with the management consulting firm of Booz - Allen and Hamilton, Xerox Corporation and National Computer, a reseller of microcomputer products.

Bruce S. Martin, age 38, has served as the Company's Executive Vice President -- Partner Merchandising since January 1997. From March 1996 to January 1997, he served as Co-President and Chief Operating Officer. Mr. Martin joined the Company in October 1995, as Executive Vice President -- Merchandising and
Sales. Previously, he worked with Intelligent Electronics, Inc. and Ingram Micro, both distributors and resellers of microcomputer products. At the former, he served as Vice President of Merchandising and Operations from 1994 to 1995; and at the latter, he served as Senior Vice President of Worldwide Purchasing and Products from 1991 to 1994, and as Vice President of Purchasing from 1986 to 1991.

Peter J. Biere was appointed Senior Vice President -- Finance and Chief Financial Officer in October 1995. He joined the Company as Controller in 1993 and served as Vice President -- Finance, Controller and Treasurer from 1994 until his promotion. From 1989 to 1992, he held various management and finance positions with Plum Creek Timber Company, L.P., whose general partner was Burlington Resources Inc., a natural resource company.

Judith A. Roseth has served as Senior Vice President -- Sales since April
1996. From 1991 to 1996, she was the sole proprietor of Roseth-Harrel Consulting & Training, a consulting and training company specializing in the development and training of sales organizations for clients in the microcomputer products industry. From 1988 to 1991, Ms. Roseth was Vice President -- National Major Accounts Division for Merisel, Inc., an international distributor and reseller of microcomputer products. From 1985 to 1988, she was National Director of Sales and Major Accounts for Ingram Micro.

The executive officers of the Company are elected annually at the meeting of the Board of Directors held in conjunction with the Annual Meeting of Shareholders.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1997 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Certain Other Holders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a) 1.   Index to Financial Statements:

         The following Consolidated Financial Statements of Multiple Zones
         International, Inc. and its subsidiaries, as contained in its 1996
         Annual Report to Shareholders, are incorporated by reference in Part
         II, Item 8:

         Consolidated Balance Sheets as of December 31, 1996 and 1995

         Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994

         Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994

         Consolidated Statements of Cash Flows for the years ended December 31,
         1996, 1995 and 1994

         Notes to Consolidated Financial Statements

         Report of Independent Accountants


(a) 2.   Index to Financial Statements Schedule:

         Report of Independent Accountants on Financial Statement Schedules

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a) 3.

   Number                                Description
-----------   ------------------------------------------------------------------
    3.1       Restated Articles of Incorporation*

    3.2       Amended and Restated Bylaws, as amended*

    4.1       Employee Stock Purchase Plan**

    4.2       1993 Stock Incentive Plan***

    10.1 Multiple Zones International, Inc. 1993 Stock Incentive Plan, as amended*

    10.2 Stock Option Agreement between the Registrant and Peter J. Biere for stock option granted August 9, 1994*

    10.3 Form of Stock Option Agreement (used for all other stock options granted to executive officers prior to April 1, 1996)*

    10.4 Form of Stock Option Agreement (used for all stock options granted to executive officers after March 31, 1996)*

    10.5      Multiple Zones International, Inc. 401(k) Plan*

    10.6      Multiple Zones International, Inc. Employee Stock Purchase Plan*

    10.7      Multiple Zones International, Inc. Management Incentive Plan*

    10.8      Employment letter dated October 13, 1994, as amended December 19,
              1994, between the Registrant and Victor J. Melfi, Jr.*

    10.9      Employment Agreement dated as of April 1, 1996 between the
              Registrant and Victor J. Melfi, Jr.*

   10.10 Employment letter dated October 10, 1995 between the Registrant and Bruce S. Martin*

   10.11      Employment Agreement dated as of April 1, 1996 between the
              Registrant and Bruce S. Martin*

   10.12      Employment Agreement dated as of January 1, 1996 between the
              Registrant and Sadrudin J. Kabani*

   10.13      Employment Agreement dated as of April 1, 1996 between the
              Registrant and Sadrudin J. Kabani*

   10.14      Employment letter dated March 24, 1996 between the Registrant and
              Judith A. Roseth*

   10.15 Form of Indemnification Agreement (to entered into with each of Peter J. Biere, Judith A. Roseth and the Registrant's outside directors)*

   10.16 Form of Stock Option Agreement (used for all stock options granted to outside directors)*

   10.17      Consulting Agreement between the Registrant and Carol L. Miltner*


   10.18 Agreement for Wholesale Financing date January 15, 1996, as amended, between the Registrant and Deutsche Financial Services
              Corporation*


   10.19      Warrant issued to Prudential Securities Incorporated dated October
              27, 1995*


   10.20      Standard Office Lease-Gross dated October 4, 1993 between the
              Registrant and Hewlett-Packard Company*

   10.21      Office Lease dated April 1, 1996 between the Registrant and Renton
              Talbot Delaware, Inc.*


   10.22      Ingram Micro Resale Agreement dated April 1, 1996 between Ingram
              Micro and the Registrant*

   10.23      Authorized Apple Catalog Reseller Sales Agreement between the
              Registrant and Apple Computer, Inc.*

   10.24 Storage and distribution Agreement dated September 28, 1992 between the Registrant and Advanced Logistics Services Corp., as amended*

   10.25      Employment Agreement dated as of January 5, 1997 between the
              Registrant and John E. DeFeo

   10.26      Stock Option Agreement dated as of January 5, 1997 between the
              Registrant and John E. DeFeo

   10.27      Business Loan Agreement dated as of December 31, 1996 between the
              Registrant and U.S. Bank of Washington, National Association

   11.1       Statement regarding Computation of Per Share Earnings

   13.1       Portions of 1996 Annual Report to Shareholders

   21.1       Subsidiaries of the Registrant*

   23.2       Consent of Coopers & Lybrand L.L.P.

   27.1       Financial Data Schedule


* Incorporated by reference to Exhibits of Registrant's Registration Statement on Form S-1, Registration No. 333-04458.

** Incorporated by reference to the Registrant's Form S-8, Registration No. 333-06961.

*** Incorporated by reference to the Registrant's Form S-8, Registration No.
    333-13501.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         MULTIPLE ZONES INTERNATIONAL, INC.



Date:  March 24, 1997

                                       By:  /s/ John E. DeFeo
                                          -------------------------------------
                                          John E. DeFeo, President and
                                          Chief Executive Officer


                                            /s/ Peter J. Biere
                                          --------------------------------------
                                          Peter J.Biere, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

       Signature                         Title                    Date
---------------------------------        -----                   -----

  /s/ John H. Bauer
---------------------------------       Director               March 24, 1997
John H. Bauer

  /s/ John T. Carleton
---------------------------------       Director               March 24, 1997
John T. Carleton

  /s/ John E. DeFeo
---------------------------------       Director               March 24, 1997
John E. DeFeo

  /s/ Sadrudin J. Kabani
---------------------------------       Director               March 24, 1997
Sadrudin J. Kabani

  /s/ Firoz H. Lalji
---------------------------------       Director               March 24, 1997
Firoz H. Lalji

  /s/ Carol L. Miltner
---------------------------------       Director               March 24, 1997
Carol L. Miltner

  /s/ Paul E. Monson
---------------------------------       Director               March 24, 1997
Paul E. Monson

  /s/ Steve Sarich, Jr.
---------------------------------       Director               March 24, 1997
Steve Sarich, Jr.

                                    EXHIBITS