Form 10-Q
period 1997-03-31
MULTIPLE ZONES INTERNATIONAL INC
filed 1997-05-13
CIK 1013786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1997             COMMISSION FILE NUMBER  0-28488



                       MULTIPLE ZONES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)



                     WASHINGTON                                 91-1431894
              (State of incorporation)                       (I.R.S. Employer
                                                          Identification Number)


                707 SOUTH GRADY WAY
           RENTON, WASHINGTON                                   98055-3233
(Address of principal executive offices)                        (Zip Code)


                                 (206) 430-3000
                             (Registrant's telephone
                          number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---   ---

The number of shares of the registrant's Common Stock outstanding as of April 30, 1997, was 12,922,822.

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION


ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS:

         Consolidated Balance Sheets
          March 31, 1997 and December 31, 1996..........................  3

         Consolidated Statements of Operations
            Three months ended March 31, 1997 and 1996..................  4

         Statements of Shareholders' Equity
            Three months ended March 31, 1997...........................  5

         Consolidated Statements of Cash Flows
            Three months ended March 31, 1997 and 1996..................  6

         Notes to Consolidated Financial Statements.....................  7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS..................  8



                   PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K...............................  12

         SIGNATURES.....................................................  12

                         PART I - FINANCIAL INFORMATION


                       MULTIPLE ZONES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                        MARCH 31,          December 31,
                                                                          1997                  1996
                                                                      -------------        -------------
                                           ASSETS
Current assets:
     Cash and cash equivalents                                        $     846,359        $     976,464
     Receivables, net                                                    39,102,574           49,974,983
     Inventories, net                                                    47,979,744           77,501,216
     Prepaids                                                             5,399,552            7,148,161
     Deferred income taxes                                                1,216,228            1,216,228
                                                                      -------------        -------------

           Total current assets                                          94,544,457          136,817,052

Property and equipment, net                                              10,636,938            9,758,647
Other assets                                                              2,742,546            3,225,314
                                                                      -------------        -------------

           Total assets                                               $ 107,923,941        $ 149,801,013
                                                                      =============        =============

                             LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                             $   5,360,037        $   3,026,298
     Accounts payable                                                    37,702,171           83,847,781
     Accrued liabilities and other                                        7,359,030            8,404,882
     Current portion of capital lease obligations                           893,745              934,172
     Income taxes payable                                                 1,894,974              794,776
                                                                      -------------        -------------

           Total current liabilities                                     53,209,957           97,007,909

Capital lease obligations, net of current portion                         1,520,715            1,748,227
Deferred income taxes                                                       251,722              249,506
Other                                                                       860,382              857,838
                                                                      -------------        -------------

           Total liabilities                                             55,842,776           99,863,480
                                                                      -------------        -------------

Minority interest                                                           476,644              468,741
                                                                      -------------        -------------

Commitments and contingencies

Shareholders' equity:
     Common stock                                                        37,195,642           36,987,825
     Retained earnings                                                   14,629,462           12,563,859
     Foreign currency translation adjustment                               (220,583)             (82,892)
                                                                      -------------        -------------

           Total shareholders' equity                                    51,604,521           49,468,792
                                                                      -------------        -------------

           Total liabilities & shareholders' equity                   $ 107,923,941        $ 149,801,013
                                                                      =============        =============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the three months
                                                            ended March 31,
                                                      1997                 1996
Net sales                                          $122,755,313       $ 100,927,034
Cost of sales                                       106,207,897          86,963,556
                                                   ------------       -------------

     Gross profit                                    16,547,416          13,963,478
Selling, general and administrative expenses         12,928,666          10,077,954
                                                   ------------       -------------

     Income from operations                           3,618,750           3,885,524
                                                   ------------       -------------

Other (income) expense:
     Interest expense, net                              379,429             504,027
     Other (income) expense                               1,389             (85,318)
     Minority interest                                    7,903              49,511
                                                   ------------       -------------
                                                        388,721             468,220
                                                   ------------       -------------

Income before income taxes                            3,230,029           3,417,304
Provision for income taxes                            1,164,426           1,244,243
                                                   ------------       -------------

     Net income                                    $  2,065,603       $   2,173,061
                                                   ============       =============


     Primary earnings per share                    $       0.16       $        0.20
                                                   ------------       -------------
     Shares used in computation of
          primary earnings per share                 13,226,803           9,801,280
                                                   ------------       -------------
     Fully diluted earnings per share              $       0.16       $        0.21
                                                   ------------       -------------
     Shares used in computation of
          fully diluted earnings per share           13,226,803          10,136,610
                                                   ------------       -------------

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)


                                                                                         Foreign
                                         Common Stock                                   Currency
                                ------------------------------          Retained       Translation
                                  Shares              Amount            Earnings        Adjustment          Total
                                ----------        ------------        -----------      ------------      -----------
Balance, January 1, 1997        12,876,616        $ 36,987,825        $12,563,859       $ (82,892)       $49,468,792

Issuance of common stock            38,751             207,817                                               207,817
Net income                                                              2,065,603                          2,065,603
Translation adjustment                                                                   (137,691)          (137,691)
                                ----------        ------------        -----------       ---------        -----------

Balance, March 31, 1997         12,915,367        $ 37,195,642        $14,629,462       $(220,583)       $51,604,521
                                ==========        ============        ===========       =========        ===========

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (UNAUDITED)

                                                                     For the three months
                                                                         ended March 31,
                                                                --------------------------------
                                                                     1997                1996
                                                                ------------        ------------
Cash flows from operating activities:
 Net income                                                     $  2,065,603        $  2,173,061
 Adjustments to reconcile net income to
   net cash used in operating activities:
 Allowance for inventory and receivables                             120,184             736,163
 Depreciation and amortization                                       840,656             343,201
 Minority interest                                                     7,903              49,511
 Changes in assets and liabilities:
     Accounts receivable                                          10,272,284          (7,433,607)
     Inventory                                                    29,238,231          (5,781,017)
     Prepaids and other assets                                     2,308,442           1,224,908
     Accounts payable                                            (43,053,119)          5,527,071
     Accrued liabilities                                            (740,307)            716,605
     Income taxes payable                                          1,130,110             316,689
                                                                ------------        ------------

      Net cash provided by (used in) operating activities          2,189,987          (2,127,415)
                                                                ------------        ------------

Cash flows from investing activities:
 Purchases of property and equipment                              (1,533,263)           (433,017)
                                                                ------------        ------------

     Net cash used in investing activities                        (1,533,263)           (433,017)
                                                                ------------        ------------

Cash flows from financing activities:
 Borrowings under line of credit agreement                        41,296,769          29,205,385
 Payments under line of credit agreement                         (38,950,000)        (28,980,000)
 Net change in book overdrafts                                    (2,727,999)          2,165,055
 Payments on capital leases                                         (273,665)           (180,614)
 Proceeds from sale of common stock                                  207,817
 Other                                                              (219,655)            104,055
                                                                ------------        ------------

     Net cash provided by (used in) financing activities            (666,733)          2,313,881
                                                                ------------        ------------

Effect of exchange rate on cash and cash equivalents                (120,096)             26,093
                                                                ------------        ------------
Net decrease in cash and cash equivalents                           (130,105)           (220,458)

Cash and cash equivalents at beginning of period                     976,464           1,214,581
                                                                ------------        ------------

Cash and cash equivalents at end of period                      $    846,359        $    994,123
                                                                ============        ============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.         BASIS OF PRESENTATION

The consolidated financial statements and related notes thereto for the three months ended March 31, 1997 and 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. Such reclassifications had no effect on net income.

2.         EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and dilutive common equivalents outstanding during the period. Dilutive common equivalents consist of stock options and warrants. The accretion relating to the Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") prior to the conversion to Common Stock is deducted from income only in the calculation of primary earnings per share. For the three months ended March 31, 1996, fully diluted earnings per share assumes the conversion of Series B Preferred Stock to Common Stock. Common and common equivalent shares issued at prices below the public offering price during the 12 months preceding the initial public offering date have been included in the calculation as if they were outstanding for all periods presented. The calculation uses the treasury stock method in determining the resulting incremental weighted average equivalent shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (the "Statement"). The Statement simplifies the standards for computing earnings per share. The Company will adopt the Statement for the year ending December 31, 1997. Management believes that it will not have a material impact on the computation of earnings per share.

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

The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

General

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of brand name microprocessor-based hardware, software, accessories and peripheral products for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company markets over 18,000 products through its two flagship catalogs, The Mac Zone(R) and The PC Zone(R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. The Company distributed 13.2 million catalogs domestically in the three months ended March 31, 1997, with additional circulation by its subsidiaries and licensees through operations in 26 other countries worldwide.

Results of Operations

The following tables present the Company's unaudited consolidated results of operations, in dollars and as a percentage of net sales, and selected domestic operating data for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's unaudited Consolidated Financial Statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of such periods.


                                     Three months ended
                                          March 31,
                            ------------------------------------
                               1997                     1996
                            ---------                -----------
                           (In thousands, except operating data)
Net sales                    $122,755                 $100,927
Cost of sales                 106,208                   86,964
                             --------                 --------

Gross profit                   16,547                   13,963
SG&A expenses                  12,928                   10,078
                             --------                 --------

Income from operations          3,619                    3,885
Other expense                     389                      468
                             --------                 --------

Income before taxes             3,230                    3,417
Provision for taxes             1,164                    1,244
                             --------                 --------

Net income                   $  2,066                 $  2,173
                             ========                 ========

                                                 Three months ended
                                                       March 31,
                                          --------------------------------
                                              1997                1996
                                             ------              ------
Net sales                                       100.0%              100.0%
Cost of sales                                    86.5                86.2
                                          -----------          ----------

Gross profit                                     13.5                13.8
SG&A expenses                                    10.5                10.0
                                          -----------          ----------

Income from operations                            3.0                 3.8
Other expense                                     0.3                 0.4
                                          -----------          ----------

Income before taxes                               2.7                 3.4
Provision for taxes                               0.9                 1.2
                                          -----------          ----------

Net income                                        1.8%                2.2%

Selected Domestic Operating Data:
Circulation                                13,150,000           9,500,000
Number of Shipments                           359,000             283,000
Average Order Size                        $       328          $      336
                                          ===========          ==========


Comparison of the Three-Month Periods Ended March 31, 1997 and 1996

Net Sales. Net sales increased 21.7% to $122.8 million in the three months ended March 31, 1997 from $100.9 million in the comparable period. The increase resulted primarily from an increase in domestic PC product sales and growth in domestic sales to business, education and government accounts, partially offset by an overall decrease in domestic Mac product sales. Net domestic PC product sales increased to $45.0 million in the three months ended March 31, 1997 from $23.1 million in the comparable period, an increase of 94.8%. Net domestic sales of Mac products decreased 2.5% to $62.4 million in the three months ended March 31, 1997 from $64.0 in comparable period. Net domestic sales to business, education and government accounts increased 88.5% to $32.8 million in the three months ended March 31, 1997 from $17.4 million in the comparable period. Also contributing to the increase in net sales was an increase in orders due primarily to higher catalog circulation which grew to 13.2 million in the three months ended March 31, 1997, an increase of 38.9% over the comparable period. International subsidiary net sales in the three months ended March 31, 1997 were $15.4 million, an increase of 11.6% over the comparable period. The increase ininternational subsidiary net sales resulted primarily from the addition of subsidiaries in Sweden and Venezuela and sales growth in the Company's operations in France, Australia and Mexico, partially offset by an overall decline in the international Mac product sales.

Gross Profit. Gross profit increased to $16.5 million in the three months ended March 31, 1997 from $14.0 million in the comparable period, but decreased between periods to 13.5% from 13.8% of net sales. Gross profit dollars increased due primarily to higher sales volume generated by increased orders. The decrease in the gross margin percentage resulted primarily from continued industry price competition and from increased sales of hardware products (primarily CPUs) and sales to business accounts, which generally carry a lower average gross margin percentage, partially offset by improved recovery of domestic freight costs during the three months ended March 31, 1997.

Selling, General and Administrative Expenses. SG&A expenses increased to $12.9 million in the three months ended March 31, 1997 from $10.1 million in the comparable period, and increased between periods as a percentage of net sales to 10.5% from 10.0%. The percentage increase in SG&A expenses resulted primarily from increased depreciation and facilities expenses due to the relocation of the corporate headquarters to a new facility during the third quarter of 1996. The dollar increase in SG&A expenses was primarily attributable to increased expenditures associated with growing PC product sales and sales to business, education and government accounts, partially offset by improved co-op advertising recovery.

Other Expense. Other expense decreased to $389,000 in the three months ended March 31, 1997 from $468,000 in the comparable period, primarily as a result of lower interest expense related to lower levels of borrowing on the Company's primary line of credit.

Income Taxes. Income tax expense was $1.2 million for the three months ended March 31, 1997 and 1996.

Net Income. As a result of the above factors, net income decreased to $2.1 million or 1.8% of net sales in the three months ended March 31, 1997 from $2.2 million or 2.2% of net sales in the comparable prior period.

SEASONALITY AND TRENDS

The Company has historically experienced fluctuations in its sales, gross margin percentage and average order size. In addition to seasonal factors, these fluctuations are due primarily to variability in sales of hardware products as a percentage of gross sales, price fluctuations resulting from new product introductions, variability in the percentage of gross sales to businesses, changes in the proportion of products purchased directly from distributors and other general conditions in the technology markets.

Seasonal factors cause sales of microcomputer software and hardware products through the direct marketing channel to be somewhat stronger in the fourth calendar quarter. Sales during the fourth quarter tend to be stronger as manufacturers make year-end introductions of new products and increase related marketing activities, and as corporate purchasing activities increase at the end of budgetary cycles.

Sales of hardware products (primarily CPUs), PC product sales and sales to business accounts tend to carry a lower average gross margin percentage. Continued growth in sales of hardware products, PC products and sales to business accounts could have an adverse affect on the Company's gross margin percentage.

Domestic net sales of Mac products decreased 2.5% during the three months ended March 31, 1997 to $62.4 million from $64.0 million in the comparable period, and decreased 19.0% compared to the sequential quarter ended December 31, 1996, reflecting general uncertainties in the Mac marketplace and the decline in the overall market demand for Mac products. Circulation of The Mac Zone increased to 8.0 million in the three months ended March 31, 1997 compared to
6.0 million in the comparable period, but decreased from 9.0 million in the sequential quarter ended December 31, 1996. The Mac Zone circulation in the second quarter of 1997 is planned to be 7.0 million but may decline further in the third quarter of 1997. The Company's international subsidiaries are heavily dependent upon Mac product sales. The Company believes that the sales of Mac products may continue to decline as a result of the continuing uncertainties in the Mac marketplace. A further decline in the demand for, or availability of Apple or other Mac products could have a material adverse effect on the Company's future results of operations.

Domestic net sales of PC products increased 94.8% during the three months ended March 31, 1997 to $45.0 million compared to $23.1 million in the comparable period, and increased 11.4% compared to the sequential quarter ended December 31, 1996. The increase in PC product sales is due to increased overall demand for PC products, as well as the increasing acceptance of the direct marketing channel by PC product manufacturers and users, and the Company's expanded focus on PC products sales.

Domestic net sales to business, education and government accounts increased 88.5% to $32.8 million compared to $17.4 million in the comparable period, and increased 1.9% compared to the sequential quarter ended December 31, 1996. The increase in sales over the comparable period was due primarily to a 126.5% increase in the number of outbound telemarketing staff. Sequentially, sales growth in the business, education and government accounts slowed as the number of outbound telemarketing staff declined to 77 at March 31, 1997 from 89 at December 31, 1996. The Company believes that this decline in outbound telemarketing staff is temporary. The Company continues to recruit qualified personnel in this area to support its goal of increasing outbound sales to business accounts. The Company's ability to increase outbound sales depends on its ability to attract, train and retain skilled sales personnel. There can be no assurance that the Company will be able to hire and retain a sufficient number of qualified personnel.

The market for microcomputer products is characterized by rapid changes and frequent introductions of new products and product enhancements. These changes result in rapid price fluctuations. Typically, prices of microcomputer products initially increase with improvements in features, such as processing speed and storage capacity. Prices subsequently decrease as manufacturers pass on savings from lower-cost components and reduce their inventories of older models.

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1997, the Company had total assets of $107.9 million, of which $94.5 million were current assets. At March 31, 1997 and December 31, 1996 the Company had cash and cash equivalents of $846,000 and $976,000, respectively, and working capital of $41.3 million and $39.8 million, respectively. Net cash provided by (used in) operating activities was $2.2 million and ($2.1) million for the three months ended March 31, 1997 and 1996, respectively. Cash inflows in the three months ended March 31, 1997 were primarily due to a reduction in accounts receivable and inventories. In the three months ended March 31, 1997 accounts receivable decreased $10.3 million and inventories decreased $29.2 million. Cash outflows in the three months ended March 31, 1996 were primarily due to higher accounts receivable resulting from growing sales to business accounts, and to increased inventories necessary to support rapidly growing sales. In the three months ended March 31, 1996 accounts receivable increased $7.4 million and inventories increased $5.8 million.

Cash outlays for capital expenditures were $1.5 million and $433,000 in the three months ended March 31, 1997 and 1996, respectively. These expenditures were primarily for information and telecommunication system enhancements, furniture and equipment and leasehold improvements.

During the three months ended March 31, 1997 the effect of the foreign exchange rate on cash was an outflow of $120,000 compared to a cash inflow of $26,000 in the comparable period.

The Company has a domestic revolving line of credit of $30.0 million from a commercial bank collateralized by accounts receivable. At March 31, 1997, there were borrowings outstanding under the facility of $3.7 million. Additionally, at March 31, 1997, the Company had $2.0 million of unused letters of credit.

In May, 1997 the Company obtained an additional $20.0 million line of credit from a commercial lender collateralized by inventory.

The net amount of vendor credit outstanding at March 31, 1997 was $37.7 million of which $16.9 million was drawn from a $30 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors.

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

STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of the historical information contained herein, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to variability of quarterly results, reliance on vendor support and relationships, and dependence on sales of Mac products. These and other risk factors are described generally in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                           PART II. OTHER INFORMATION


ITEM 6.    Exhibits and Reports on Form 8-K

(a)        Exhibits

11.1       Computation of Earnings Per Share

27.1       Financial Data Schedule

(b)        Reports on Form 8-K

           No Reports on Form 8-K were filed during the Quarter ended March 31, 1997.



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                 MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  May 13, 1997                  By:_______________________________
                                         John E. DeFeo, Chief Executive
                                         Officer and President



Dated:  May 13, 1997                  By:_______________________________
                                         Peter J. Biere, Chief Financial Officer

                                 EXHIBIT INDEX


Exhibits

11.1            Computation of Earnings Per Share
27.1            Financial Data Schedule