Form 10-Q
period 1997-06-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1997-08-14
CIK 1013786

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1997               COMMISSION FILE NUMBER 0-28488



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


                                 (425) 430-3000
                             (Registrant's telephone
                          number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X       No
                                       -----        -----

The number of shares of the registrant's Common Stock outstanding as of July 30, 1997, was 12,959,489.


--------------------------------------------------------------------------------

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets
                 June 30, 1997 and December 31, 1996...................................................  3

               Consolidated Statements of Operations
                 Three and six months ended June 30, 1997 and 1996.....................................  4

               Statements of Shareholders' Equity
                 Six months ended June 30, 1997........................................................  5

               Consolidated Statements of Cash Flows
                 Six months ended June 30, 1997 and 1996...............................................  6

               Notes to Consolidated Financial Statements..............................................  7

Item 2.        Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.........................................  9


                           PART II. OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders.....................................  15

Item 6.        Exhibits and Reports on Form 8-K........................................................  16

               Signatures..............................................................................  16


                         PART I - FINANCIAL INFORMATION

                       MULTIPLE ZONES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                               June 30,          December 31,
                                                                 1997                1996
                                                             -------------      -------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                               $  1,028,463      $     976,464
     Receivables, net                                          35,272,671         49,974,983
     Inventories, net                                          35,139,693         77,501,216
     Prepaids                                                   4,050,589          7,148,161
     Income tax receivable                                      1,595,025
     Deferred income taxes                                        979,465          1,216,228
                                                             ------------      -------------
         Total current assets                                  78,065,906        136,817,052

Property and equipment, net                                    11,068,976          9,758,647
Other assets                                                    1,423,527          3,225,314
                                                             ------------      -------------
         Total assets                                        $ 90,558,409      $ 149,801,013
                                                             ============      =============
                      LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                    $  3,411,387      $   3,026,298
     Accounts payable                                          28,760,442         83,847,781
     Accrued liabilities and other                              8,150,936          8,404,882
     Current portion of capital lease obligations                 829,160            934,172
     Income taxes payable                                                            794,776
                                                             ------------      -------------
         Total current liabilities                             41,151,925         97,007,909

Capital lease obligations, net of current portion               1,305,415          1,748,227
Deferred income taxes                                             249,121            249,506
Other                                                           1,304,448            857,838
                                                             ------------      -------------
         Total liabilities                                     44,010,909         99,863,480
                                                             ------------      -------------
Minority interest                                                 368,511            468,741
                                                             ------------      -------------
Commitments and contingencies

Shareholders' equity:
     Common stock                                              37,380,555         36,987,825
     Retained earnings                                          8,993,121         12,563,859
     Foreign currency translation adjustment                     (194,687)           (82,892)
                                                             ------------      -------------
         Total shareholders' equity                            46,178,989         49,468,792
                                                             ------------      -------------
         Total liabilities & shareholders' equity            $ 90,558,409      $ 149,801,013
                                                             ============      =============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          For the six months                       For the three months
                                                             ended June 30,                            ended June 30,
                                                       1997                1996                 1997                    1996
                                                   -------------       -------------       -------------       -------------
    Net sales                                      $ 230,798,380       $ 212,337,824       $ 108,043,067       $ 111,410,791
    Cost of sales                                    203,264,681         182,943,952          97,056,784          95,980,396
                                                   -------------       -------------       -------------       -------------
       Gross profit                                   27,533,699          29,393,872          10,986,283          15,430,395
    Selling, general and administrative
    expenses                                          31,213,822          21,121,958          18,285,156          11,043,998
                                                   -------------       -------------       -------------       -------------
       Income (loss) from operations                  (3,680,123)          8,271,914          (7,298,873)          4,386,397
                                                   -------------       -------------       -------------       -------------
    Other (income) expense:
       Interest expense, net                             589,596           1,016,373             210,167             512,345
       Other (income) expense                            215,024            (158,662)            213,635             (74,748)
       Minority interest                                 (98,771)            127,634            (106,674)             79,535
                                                   -------------       -------------       -------------       -------------
                                                         705,849             985,345             317,128             517,132
                                                   -------------       -------------       -------------       -------------
    Income (loss) before income taxes                 (4,385,972)          7,286,569          (7,616,001)          3,869,265
    Provision for (benefit from) income taxes           (815,234)          2,671,392          (1,979,660)          1,427,149
                                                   -------------       -------------       -------------       -------------
       Net income (loss)                           $  (3,570,738)      $   4,615,177       $  (5,636,341)      $   2,442,116
                                                   =============       =============       =============       =============

       Primary earnings (loss) per share           $       (0.28)      $        0.42       $       (0.44)      $        0.23
                                                   =============       =============       =============       =============
       Shares used in computation of primary
       earnings (loss) per share                      12,928,233           9,815,889          12,929,800           9,815,922
                                                   =============       =============       =============       =============
       Fully diluted earnings (loss) per share     $       (0.28)      $        0.45       $       (0.44)      $        0.24
                                                   =============       =============       =============       =============
       Shares used in computation of fully
       diluted earnings (loss) per share              12,928,233          10,238,669          12,929,800          10,238,832
                                                   =============       =============       =============       =============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                    Foreign
                                                                                    Currency
                                     Common Stock                  Retained       Translation
                               Shares             Amount           Earnings        Adjustment           Total
                             ------------      ------------      ------------     ------------      ------------
Balance, January 1, 1997       12,876,616      $ 36,987,825      $ 12,563,859     $    (82,892)     $ 49,468,792
Issuance of common stock           64,806           392,730                                              392,730
Net loss                                                           (3,570,738)                        (3,570,738)
Translation adjustment                                                                (111,795)         (111,795)
                             ------------      ------------      ------------     ------------      ------------
Balance, June 30, 1997         12,941,422      $ 37,380,555      $  8,993,121     $   (194,687)     $ 46,178,989
                             ============      ============      ============     ============      ============


               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                               For the six months
                                                                                                 ended June 30,
                                                                                        -----------------------------------
                                                                                            1997                    1996
                                                                                        -------------           -----------
   Cash flows from operating activities:
    Net income                                                                           ($ 3,570,738)          $ 4,615,177
    Adjustments to reconcile net income to
      net cash used in operating activities:
    Allowance for inventory and receivables                                                 4,925,161             1,108,141
    Depreciation and amortization                                                           1,396,536               706,108
    Write-off of goodwill                                                                   1,329,598
    Loss on disposal of asset                                                                 156,945
    Minority interest                                                                        (100,230)             (132,854)
    Changes in assets and liabilities:
       Accounts receivable                                                                 11,534,152           (10,342,722)
       Inventory                                                                           39,949,777            (5,330,053)
       Prepaids and other assets                                                            5,437,455             2,261,289
       Accounts payable                                                                   (50,384,105)           (4,013,279)
       Accrued liabilities                                                                    308,652             1,143,210
       Income taxes payable                                                                (2,390,755)             (456,682)
                                                                                        -------------           -----------
       Net cash provided by (used in) operating activities                                  8,592,448           (10,441,665)
                                                                                        -------------          ------------
   Cash flows from investing activities:
   Purchases of property and equipment                                                     (2,936,215)           (1,454,248)
                                                                                        -------------          ------------
       Net cash used in investing activities                                               (2,936,215)           (1,454,248)
                                                                                        -------------          ------------
   Cash flows from financing activities:
    Borrowings under line of credit agreement                                              66,051,239            34,563,977
    Payments under line of credit agreement                                               (65,625,358)          (26,065,024)
    Net change in book overdrafts                                                          (6,024,159)            3,131,724
    Payments on capital leases                                                               (553,550)             (343,182)
    Proceeds from sale of common stock                                                        392,730
    Other                                                                                     282,232               (54,961)
                                                                                        -------------          ------------
       Net cash provided by (used in) financing activities                                 (5,476,866)           11,232,534
                                                                                        -------------          ------------
   Effect of exchange rate on cash and cash equivalents                                      (127,368)              (28,293)
                                                                                        -------------          ------------
   Net increase (decrease) in cash and cash equivalents                                        51,999              (691,672)

   Cash and cash equivalents at beginning of period                                           976,464             1,214,581
                                                                                        -------------          ------------
   Cash and cash equivalents at end of period                                             $ 1,028,463          $    522,909
                                                                                        =============          ============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The consolidated financial statements and related notes thereto for the three and six months ended June 30, 1997 and 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. Such reclassifications had no effect on net income.

2.    EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and dilutive common equivalents outstanding during the period. Dilutive common equivalents consist of stock options and warrants. The accretion related to the Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") prior to the conversion to common stock is deducted from income only in the calculation of primary earnings per share for the three and six months ended June 30, 1996. For the three and six months ended June 30, 1996, fully diluted earnings per share assumes the conversion of Series B Preferred Stock to common stock. Common and common equivalent shares issued at prices below the public offering price during the 12 months preceding the initial public offering date have been included in the calculation as if they were outstanding for all periods presented. The calculation uses the treasury stock method in determining the resulting incremental weighted average equivalent shares outstanding.

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

3.    SECOND QUARTER ADJUSTMENTS

The Company analyzes its inventory and vendor co-op receivables monthly by age, platform and product category. As a result of the recent market weakness in sales experienced by the Company, the Company recorded additional inventory allowances of $2.5 million for obsolete, slow-moving and excess inventory, and allowances for uncollectible vendor co-op receivables of $2.5 million.

The Company's international subsidiaries are heavily dependent on the sale of Mac products. The Company reevaluated the carrying value of goodwill and other assets in its subsidiaries in Australia, Germany, Mexico and the Netherlands. The carrying value of goodwill was evaluated on the subsidiary level by an analysis of operating results, future cash flows, and other changes in the microcomputer products market. The subsidiaries have incurred operating losses and based upon projections, there is a likelihood that such operating losses will continue. As a result, the Company recorded a $1.4 million charge to income, which represents all of the goodwill on these subsidiaries' balance sheets, and $347,000 for the write-off of other assets relating to the international Mac marketplace.

4.       INCOME TAXES

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of June 30, 1997 the Company has deferred tax assets attributable to foreign subsidiaries. As the realization of these deferred tax assets is unlikely, a valuation allowance in the amount of $858,642 has been established in the second quarter and is included in the quarterly tax provision.

5.    12-Month Earnings Statement

Pursuant to section 11(A) of The Securities Act of 1933 and Rule 158, the following is an unaudited quarterly and 12-month earnings statement covering the period from July 1, 1996 through June 30, 1997 (in thousands).

                                            For the three months ended               For the twelve
                                                                                      months ended
                               September 30, December 31,   March 31,     June 30,      June 30,
                                   1996         1996         1997          1997           1997
                                 ---------    ---------    ---------     ---------     ---------
Net sales                        $ 109,396    $ 135,273    $ 122,755     $ 108,043     $ 475,467
Cost of goods sold                  93,875      117,179      106,208        97,057       414,319
                                 ---------    ---------    ---------     ---------     ---------
Gross profit                        15,521       18,094       16,547        10,986        61,148

SG&A expenses                       10,436       13,055       12,928        18,285        54,754
                                 ---------    ---------    ---------     ---------     ---------

Income (loss) from operations        5,085        5,039        3,619        (7,299)        6,394
Other expense                          157          254          389           317         1,067
                                 ---------    ---------    ---------     ---------     ---------
Income (loss) before income
taxes                                4,928        4,785        3,230        (7,616)        5,327
                                 ---------    ---------    ---------     ---------     ---------
Provision for (benefit from)
income taxes                         1,726        1,728        1,164        (1,979)        2,639
                                 ---------    ---------    ---------     ---------     ---------
Net income (loss)                $   3,202    $   3,057    $   2,066     $  (5,637)    $   2,688
                                 =========    =========    =========     =========     =========


6.  RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Comprehensive Income" ("FAS 130"). FAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes items such as foreign currency translation adjustments that are currently being presented by the Company as a component of shareholders' equity. The impact of adopting FAS 130 has not been determined. The Company will adopt the statement for the year ending December 31, 1998.

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("FAS 131"). FAS 131 establishes standards for disclosures about operating segments in annual financial statements and selected information in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 supersedes FAS No. 14, "Financial Reporting for Segments of a Business Enterprise." FAS 131 is effective for the year ending December 31, 1998 and requires restatement of earlier periods presented. The impact of adopting FAS 131 has not been determined.

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

General

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of brand name microprocessor-based hardware, software, accessories and peripheral products for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company markets over 18,000 products through its two flagship catalogs, The Mac Zone (R) and The PC Zone (R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. The Company distributed 25.6 million catalogs domestically in the six months ended June 30, 1997, with additional circulation by its subsidiaries and licensees through operations in 28 other countries worldwide.

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

                                                  Six months ended                 Three months ended
                                                       June 30,                         June 30,
                                              ----------------------             ----------------------
                                              1997             1996               1997             1996
                                           ---------         ---------         ---------         ---------
                                                     (In thousands, except operating data)
Net sales                                  $ 230,798          $212,338         $ 108,043          $111,411
Cost of sales                                203,265           182,944            97,057            95,980
                                           ---------          --------         ---------          --------
Gross profit                                  27,533            29,394            10,986            15,431
SG&A expenses                                 31,213            21,122            18,285            11,044
                                           ---------          --------         ---------          --------
Income (loss) from operations                 (3,680)            8,272            (7,299)            4,387
Other expense                                    706               986               317               518
                                           ---------          --------         ---------          --------
Income (loss) before taxes                    (4,386)            7,286            (7,616)            3,869
Provision for (benefit from) taxes              (815)            2,671            (1,979)            1,427
                                           ---------          --------         ---------          --------
Net income (loss)                          $  (3,571)         $  4,615         $  (5,637)         $  2,442
                                           =========          ========         =========          ========


                                               Six months ended                     Three months ended
                                                   June 30,                              June 30,
                                      --------------------------------      -------------------------------
                                          1997               1996                1997              1996
                                      -------------      -------------      -------------      ------------
Net sales                                100.0%             100.0%             100.0%            100.0%
Cost of sales                             88.1               86.2               89.8              86.1
                                      -------------      -------------      -------------      ------------
Gross profit                              11.9               13.8               10.2              13.9
SG&A expenses                             13.5               10.0               16.9               9.9
                                      -------------      -------------      -------------      ------------
Income (loss) from operations             -1.6                3.8               -6.7               4.0
Other expense                              0.3                0.5                0.3               0.5
                                      -------------      -------------      -------------      ------------
Income (loss) before taxes                -1.9                3.3               -7.0               3.5
Provision for (benefit from) taxes        -0.4                1.3               -1.8               1.3
                                      -------------      -------------      -------------      ------------
Net income (loss)                         -1.5%               2.0%              -5.2%              2.2%
                                      =============      =============      =============      ============
Selected domestic operating data:
Circulation                              25,600,000         18,600,000         12,450,000         9,100,000
Number of shipments                         631,000            556,000            271,000           273,000
Average order size                    $         342      $         362      $         361      $        388

Comparison of the Three-Month Periods ending June 30, 1997 and 1996.

Net Sales. Net sales decreased 3.1% to $108.0 million in the three months ended June 30, 1997 from $111.4 million in the comparable period. The decrease resulted primarily from a decrease in the domestic Mac product sales, partially offset by an increase in domestic PC product sales.

Net domestic Mac product sales decreased to $49.7 million in the three months ended June 30, 1997 from $71.3 million in the comparable period, a decrease of 30.3%. The decrease in the domestic Mac product sales reflects the overall comparative weakness in demand for Mac products. Additionally, during the second quarter of 1996, the Company participated in an end-of-life cycle buy-in of a specific Macintosh product which generated sales of approximately $8.4 million.

Net domestic PC product sales increased to $40.8 million in the three months ended June 30, 1997 from $26.6 million in the comparable period. This increase is due primarily to an increase in PC catalog circulation, which increased to
4.8 million in the three months ended June 30, 1997 from 3.0 million in the comparable period, and to growth in sales to business, education and government accounts, which increased 41.9% to $32.5 million in the three months ended June 30, 1997 from $22.9 million in the comparable period.

International subsidiary net sales in the three months ended June 30, 1997 were $17.5 million, an increase of 29.6% over the comparable period. The increase in international subsidiary net sales resulted primarily from the addition of subsidiaries in Sweden and Venezuela, as well as sales growth in the Company's operations in France, Mexico and Germany.

Gross Profit. Gross profit decreased to $11.0 million in the three months ended June 30, 1997 from $15.4 million in the comparable period, and decreased between periods to 10.2% from 13.9% of net sales. During the second quarter of 1997, the Company recorded inventory allowances totaling $2.5 million, related to slow moving and excess inventories. In addition to these adjustments, gross margin declined due to increased price competition, average unit selling price compression and an increase in PC products sales, which carry a lower average gross margin.

Selling, General and Administrative Expenses. SG&A expenses increased to $18.3 million in the three months ended June 30, 1997 from $11.0 million in the comparable period, and increased between periods as a percentage of net sales to 16.9% from 9.9%. During the second quarter of 1997, the Company recorded several charges to income, including $2.5 million related to allowances for uncollectible vendor co-op receivables, $1.4 million related to the write-off of international goodwill, severance expense of $490,000, write-off of other assets totaling $378,000, write-off of $234,000 related primarily to asset valuation adjustments for the Company's subsidiary in the Netherlands and additional professional fees of $243,000. In addition to these adjustments, SG&A expense increased due to higher salary costs, and depreciation and facilities costs associated with the relocation of the corporate headquarters to a new facility in the third quarter of 1996.

Other Expense. Other expense decreased to $317,000 in the three months ended June 30, 1997 from $518,000 in the comparable period, primarily as a result of lower interest expense related to lower levels of borrowing on the Company's primary line of credit, partially offset by the loss on disposal of assets totaling $157,000 in the second quarter of 1997.

Income Tax (Benefit) Expense. The income tax benefit for the three months ended June 30, 1997 was $2.0 million. The income tax expense for the three months ended June 30, 1996 was $1.4 million. During the second quarter of 1997, the Company established a valuation allowance of $859,000 relating to the write-off of the goodwill which has decreased the income tax benefit.

Net (Loss) Income. As a result of the above factors, a net loss of $5.6 million or 5.2% of net sales was incurred for the three months ended June 30, 1997. Net income for the three months ended June 30, 1996 was $2.4 million or 2.2% of net sales.

Comparison of the Six-Month Periods ending June 30, 1997 and 1996.

Net Sales. Net sales increased 8.7% to $230.8 million in the six months ended June 30, 1997 from $212.3 million in the comparable period. The increase resulted primarily from an increase in domestic PC product sales offset by a decrease in domestic Mac product sales.

Net domestic PC product sales increased to $85.8 million in the six months ended June 30, 1997 from $49.7 million in the comparable period. This increase is due primarily to an increase in catalog circulation to 9.5 million in the six months ended June 30, 1997 from 6.0 million in the comparable period, and to growth in sales to business, education and government accounts, which increased 62.3% to $65.4 million in the six months ended June 30, 1997 from $40.3 million in the comparable period.

Net domestic Mac product sales decreased to $112.1 million in the six months ended June 30, 1997 from $135.3 million in the comparable period, a decrease of 16.7%. The decrease in the domestic Mac product sales reflects the comparative overall weakness in demand for Mac products. Additionally, during the second quarter of 1996, the Company participated in an end-of-life cycle buy-in of a specific Macintosh product which generated sales of approximately $8.4 million.

International subsidiary net sales in the six months ended June 30, 1997 were $32.9 million, an increase of 20.5% over the comparable period. The increase in international subsidiary net sales resulted primarily from the addition of subsidiaries in Sweden and Venezuela, as well as sales growth in the Company's operations in France, Mexico and Germany.

Gross Profit. Gross profit decreased to $27.5 million in the six months ended June 30, 1997 from $29.4 million in the comparable period, and decreased between periods to 11.9% from 13.8% of net sales. During the second quarter of 1997, the Company recorded inventory allowances totaling $2.5 million, related to slow moving and excess inventories. In addition to these adjustments, gross margin declined due to increased price competition, average unit selling price compression and an increase in the PC products sales, which carry a lower average gross margin.

Selling, General and Administrative Expenses. SG&A expenses increased to $31.2 million in the six months ended June 30, 1997 from $21.1 million in the comparable period, and increased between periods as a percentage of net sales to 13.5% from 10.0%. During the second quarter of 1997, the Company recorded several charges to income, including $2.5 million related to allowances for uncollectible vendor co-op receivables, $1.4 million related to the write-off of international goodwill, severance expense of $490,000, write-off of other assets totaling $378,000, write-off of $234,000 related primarily to asset valuation adjustments for the Company's subsidiary in the Netherlands and additional professional fees of $243,000. In addition to these adjustments, SG&A expense increased due to higher salary costs, and facilities and depreciation costs associated with the relocation of the corporate headquarters to a new facility in the third quarter of 1996.

Other Expense. Other expense decreased to $706,000 in the six months ended June 30, 1997 from $986,000 in the comparable period, primarily as a result of lower interest expense related to lower levels of borrowing on the Company's primary line of credit, partially offset by the loss on disposal of assets totaling $157,000 in the second quarter of 1997.

Income Tax (Benefit) Expense. The income tax benefit for the six months ended June 30, 1997 was $815,000. The income tax expense for the six months ended June 30, 1996 was $2.7 million. During the second quarter of 1997, the Company established a valuation allowance of $859,000 relating to the write-off of the goodwill which has decreased the income tax benefit.

Net (Loss) Income. As a result of the above factors, a net loss of $3.6 million or 1.5% of net sales was incurred for the six months ended June 30, 1997. Net income for the six months ended June 30,1996 was $4.6 million or 2.0% of net sales.

Trends

In 1997, the Company increased its focus on PC product sales and sales to business, education and government accounts. PC product sales have grown to 45.1% of domestic net sales for the second quarter of 1997 from 41.9% and 27.2% in the first quarter of 1997 and second quarter of 1996, respectively. However, domestic net PC product sales decreased 9.3% to $40.8 million for the second quarter of 1997 from $45.0 million for the first quarter of 1997. The dollar decrease in PC product sales is due to a lower than expected level of catalog sales and a decline in average selling prices.

Domestic net sales to business, education and government accounts were $32.5 million in second quarter of 1997 compared to $32.8 million and $22.9 million in the first quarter of 1997 and second quarter of 1996, respectively. The number of outbound telemarketing staff increased to 100 as of June 30,1997 compared to 77 at March 31, 1997 and 63 at June 30, 1996. However, since most of the increase in staff occurred late in the quarter, the second quarter net sales did not benefit from the addition of these new employees.

PC product sales and sales to business accounts tend to carry a lower average gross margin percentage and have contributed to a decrease in the gross margin percentage to 10.2% in the second quarter of 1997 from 13.5% and 13.9% in the first quarter of 1997 and second quarter of 1996, respectively.

Net domestic Mac product sales decreased to $49.7 million in the second quarter of 1997 from $62.4 million and $71.3 million in the first quarter of 1997 and second quarter of 1996, respectively. Circulation of The Mac Zone decreased to
7.0 million in the second quarter of 1997 compared to 8.0 million in the first quarter of 1997 but increased from 6.0 million in the second quarter of 1996. The Company plans to circulate 6.0 million and 8.0 million Mac Zone catalogs in the third and fourth quarters of 1997, respectively. A further decline in the demand for Mac products could have a material adverse effect on the Company's future results of operations.

Pricing in the microcomputer software and hardware industry is very aggressive. The Company expects pricing pressures to continue. In order to remain competitive, the Company may be required to reduce its prices. Such a reduction in prices could have a material adverse effect on the Company's future results of operations.

Seasonal Factors

Seasonal factors cause sales of microcomputer software and hardware products through the direct marketing channel to be somewhat stronger in the first and fourth calendar quarter than in the second and third quarter. Sales during the fourth quarter tend to be stronger as manufacturers make year-end introductions of new products and increase related marketing activities, and as corporate purchasing activities increase at the end of budgetary cycles. Sales in the first quarter typically benefit from the fourth quarter sales as customers add peripherals and additional memory.

The market for microcomputer products is characterized by rapid changes and frequent introductions of new products and product enhancements. These changes result in rapid price fluctuations. Typically, prices of microcomputer products initially increase with improvements in features, such as processing speed and storage capacity. Prices subsequently decrease as manufacturers pass on savings from lower-cost components and reduce their inventory of older models.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of June 30, 1997, the Company had total assets of $90.6 million, of which $78.1 million were current assets. At June 30, 1997 and December 31, 1996 the Company had cash and cash equivalents of $1.0 million and $976,000, respectively, and working capital of $36.9 million and $39.8 million, respectively. Net cash provided by (used in) operating activities was $8.6 million and ($10.4) million for the six months ended June 30, 1997 and 1996, respectively. Cash inflows in the six months ended June 30, 1997 were primarily due to a reduction in accounts receivable and inventories. In the six months ended June 30, 1997 accounts receivable decreased $11.5 million primarily as a result of decreased receivables from vendors for returned product and decreased receivables from business accounts. Inventories decreased $39.9 million resulting from efforts to improve inventory turns and reduce inventory overstocking. Cash outflows in the six months ended June 30, 1996 were primarily due to higher accounts receivable resulting from growing sales to business accounts, and to increased inventories necessary to support rapidly growing sales. In the six months ended June 30, 1996 accounts receivable increased $10.3 million and inventories increased $5.3 million.

Cash outlays for capital expenditures were $2.9 million and $1.5 million in the six months ended June 30, 1997 and 1996, respectively. These expenditures were primarily for information and telecommunication system enhancements, furniture and equipment and leasehold improvements.

During the six months ended June 30, 1997 and 1996 the effect of the foreign exchange rate on cash was an outflow of $127,000 and $28,000.

The Company has a domestic revolving line of credit of $30.0 million from a commercial bank collateralized by accounts receivable. At June 30, 1997, there were borrowings outstanding under the facility of $1.2 million. Additionally, at June 30, 1997, the Company had $2.0 million of unused letters of credit.

In May 1997, the Company obtained an additional $20.0 million line of credit from a commercial lender collateralized by inventory.

The net amount of vendor credit outstanding at June 30, 1997 was $29.2 million of which $12.5 million was drawn from a $30 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

At the Company's Annual Meeting of Shareholders held on April 22, 1997, the following individuals were elected to the Board of Directors:

                                         Votes For               Votes Withheld
                                         ----------              --------------
     John H. Bauer                       11,159,377                  218,346
     John T. Carleton                    11,159,377                  218,346
     John E. DeFeo                       11,159,377                  218,346
     Sadrudin J. Kabani                  11,159,377                  218,346
     Firoz H. Lalji                      11,159,377                  218,346
     Carol L. Miltner                    11,159,377                  218,346
     Paul E. Monson                      11,159,377                  218,346
     Steve Sarich, Jr.                   11,159,377                  218,346

The following proposals were approved at the Company's Annual Meeting:


                                       Affirmative       Negative       Votes
                                          Votes            Votes       Withheld
                                      -------------      ---------    ---------
1.    Stock Option Agreement for
      John E. Defeo, President
      and CEO of the Company            11,141,085        228,438       8,200

2.    Ratify the appointment of
      Coopers & Lybrand LLP as
      Independent Auditors for the
      year ending December 31, 1997     11,371,723            400       5,600

                           Part II. Other Information


Item 6.     Exhibits and Reports on Form 8-K

(a)      Exhibits

11.1     Computation of Earnings Per Share

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the Quarter ended June 30,
         1997.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                  MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  August 13, 1997           By:___________________________________________
                                     John E. DeFeo, Chief Executive
                                     Officer and President



Dated:  August 13, 1997           By:___________________________________________
                                     Peter J. Biere, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits

11.1              Computation of Earnings Per Share
27.1              Financial Data Schedule