Form 10-Q
period 1997-09-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1997-11-13
CIK 1013786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 1997          COMMISSION FILE NUMBER 0-28488



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of the registrant's Common Stock outstanding as of October 30, 1997, was 13,063,438.

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets
            September 30, 1997 and December 31, 1996................................  3

            Consolidated Statements of Operations
            Three and nine months ended September 30, 1997 and 1996.................  4

            Statements of Shareholders' Equity
            Nine months ended September 30, 1997....................................  5

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 1997 and 1996...........................  6

            Notes to Consolidated Financial Statements..............................  7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations...........................  9



                                     PART II. OTHER INFORMATION

Item 5.     Other Information.......................................................  16

Item 6.     Exhibits and Reports on Form 8-K........................................  16

            Signatures..............................................................  16

                         PART I - FINANCIAL INFORMATION

                       MULTIPLE ZONES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                             September 30,       December 31,
                                                                1997                 1996
                                                             -------------       -------------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                $  11,675,260       $     976,464
    Receivables, net                                            36,300,341          49,974,983
    Inventories, net                                            41,568,467          77,501,216
    Prepaids                                                     3,216,293           7,148,161
    Income tax receivable                                        1,962,494
    Deferred income taxes                                          979,465           1,216,228
                                                             -------------       -------------
        Total current assets                                    95,702,320         136,817,052

Property and equipment, net                                     12,376,111           9,758,647
Other assets                                                       657,989           3,225,314
                                                             -------------       -------------
        Total assets                                         $ 108,736,420       $ 149,801,013
                                                             =============       =============

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
    Bank lines of credit                                     $   2,868,544       $   3,026,298
    Accounts payable                                            50,619,468          83,847,781
    Accrued liabilities and other                                6,958,766           8,404,882
    Current portion of capital lease obligations                   659,652             934,172
    Income taxes payable                                                               794,776
                                                             -------------       -------------
        Total current liabilities                               61,106,430          97,007,909

Capital lease obligations, net of current portion                1,359,384           1,748,227
Deferred income taxes                                              248,506             249,506
Other                                                            1,491,907             857,838
                                                             -------------       -------------
        Total liabilities                                       64,206,227          99,863,480
                                                             -------------       -------------
Minority interest                                                  391,018             468,741
                                                             -------------       -------------
Commitments and contingencies

Shareholders' equity:
    Common stock                                                37,689,012          36,987,825
    Retained earnings                                            6,654,589          12,563,859
    Foreign currency translation adjustment                       (204,426)            (82,892)
                                                             -------------       -------------
        Total shareholders' equity                              44,139,175          49,468,792
                                                             -------------       -------------
        Total liabilities & shareholders' equity             $ 108,736,420       $ 149,801,013
                                                             =============       =============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       For the nine months                   For the three months
                                                       ended September 30,                     ended September 30,
                                               ---------------------------------       ---------------------------------
                                                    1997               1996                1997                1996
                                               -------------       -------------       -------------       -------------
Net sales                                      $ 346,523,124       $ 321,734,319       $ 115,724,744       $ 109,396,495
Cost of sales                                    305,958,844         276,818,952         102,694,163          93,875,000
                                               -------------       -------------       -------------       -------------
  Gross profit                                    40,564,280          44,915,367          13,030,581          15,521,495

Selling, general and administrative expenses      46,492,543          31,558,294          15,278,721          10,436,336
                                               -------------       -------------       -------------       -------------
  Income (loss) from operations                   (5,928,263)         13,357,073          (2,248,140)          5,085,159
                                               -------------       -------------       -------------       -------------
Other (income) expense:
  Interest expense, net                              805,107           1,258,240             215,511             241,867
  Other (income) expense                             263,150            (237,654)             48,126             (78,992)
  Minority interest                                  (36,259)            121,460              62,512              (6,174)
                                               -------------       -------------       -------------       -------------
                                                   1,031,998           1,142,046             326,149             156,701
                                               -------------       -------------       -------------       -------------

Income (loss) before income taxes                 (6,960,261)         12,215,027          (2,574,289)          4,928,458

Provision for (benefit from) income taxes         (1,050,991)          4,397,873            (235,757)          1,726,481
                                               -------------       -------------       -------------       -------------

  Net income (loss)                            $  (5,909,270)      $   7,817,154       $  (2,338,532)      $   3,201,977
                                               =============       =============       =============       =============
  Primary earnings (loss) per share            $       (0.46)      $        0.66       $       (0.18)      $        0.24
                                               =============       =============       =============       =============
  Shares used in computation of primary
  earnings (loss) per share                       12,942,203          11,144,002          12,996,657          13,393,899
                                               =============       =============       =============       =============
  Fully diluted earnings (loss) per share      $       (0.46)      $        0.67       $       (0.18)      $        0.24
                                               =============       =============       =============       =============
  Shares used in computation of fully
  diluted earnings (loss) per share               12,942,203          11,706,971          12,996,657          13,542,504
                                               =============       =============       =============       =============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (Unaudited)



                                                                                       Foreign
                                         Common Stock                                  Currency
                                 ------------------------------        Retained       Translation
                                   Shares             Amount           Earnings       Adjustment         Total
                                 -----------       ------------       -----------      ---------      ------------
Balance, January 1, 1997          12,876,616       $ 36,987,825       $12,563,859      $ (82,892)     $ 49,468,792
Issuance of common stock             150,373            701,187                                            701,187
Net loss                                                               (5,909,270)                      (5,909,270)
Translation adjustment                                                                  (121,534)         (121,534)
                                 -----------       ------------       -----------      ---------      ------------
Balance, September 30, 1997       13,026,989       $ 37,689,012       $ 6,654,589      $(204,426)     $ 44,139,175
                                 ===========       ============       ===========      =========      ============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                    For the nine months
                                                                    ended September 30,
                                                             -------------------------------
                                                                 1997               1996
                                                             ------------       ------------
Cash flows from operating activities:
 Net income (loss)                                           ($ 5,909,270)      $  7,817,154
 Adjustments to reconcile net income to
   net cash used in operating activities:
 Allowance for inventory and receivables                        5,805,581            988,322
 Depreciation and amortization                                  2,079,550          1,144,377
 Write-off of goodwill                                          1,299,666
 Loss on disposal of asset                                        306,867
 Minority interest                                                (36,259)           121,460
 Changes in assets and liabilities:
    Accounts receivable                                         9,519,408         (9,835,111)
    Inventory                                                  33,598,049         (8,437,712)
    Prepaid and other assets                                    6,837,673          1,929,834
    Accounts payable                                          (34,904,932)        (9,235,326)
    Accrued liabilities                                          (674,318)         2,974,089
    Income taxes                                               (2,335,231)          (233,134)
                                                             ------------       ------------
    Net cash provided by (used in) operating activities        15,586,784        (12,766,047)
                                                             ------------       ------------
Cash flows from investing activities:
 Purchases of property and equipment                           (4,821,602)        (4,090,967)
 Other                                                            (41,464)
                                                             ------------       ------------
    Net cash used in investing activities                      (4,863,066)        (4,090,967)
                                                             ------------       ------------
Cash flows from financing activities:
 Borrowings under line of credit agreement                     66,729,962         48,604,552
 Payments under line of credit agreement                      (66,815,000)       (60,556,950)
 Proceeds from sale of common stock                               701,187         27,241,553
 Net change in book overdrafts                                    428,034          2,659,809
 Payments on capital leases                                      (937,471)          (545,100)
 Other                                                             21,769            (95,730)
                                                             ------------       ------------
    Net cash provided by financing activities                     128,481         17,308,134
                                                             ------------       ------------
Effect of exchange rate on cash and cash equivalents             (153,403)           (94,939)
                                                             ------------       ------------
Net increase in cash and cash equivalents                      10,698,796            356,181

Cash and cash equivalents at beginning of period                  976,464          1,214,581
                                                             ------------       ------------
Cash and cash equivalents at end of period                   $ 11,675,260       $  1,570,762
                                                             ============       ============

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated financial statements and related notes thereto for the three and nine months ended September 30, 1997 and 1996 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1997. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year- ended December 31, 1996.

Certain reclassifications have been made to the 1996 financial statements to conform to the 1997 presentation. Such reclassifications had no effect on net income.

2.   EARNINGS PER SHARE

Earnings per share is computed using the weighted average number of common and dilutive common equivalents outstanding during the period. Dilutive common equivalents consist of stock options and warrants. The accretion related to the Series B Redeemable Convertible Preferred Stock ("Series B Preferred Stock") prior to the conversion to common stock is deducted from income only in the calculation of primary earnings per share for the nine months ended September 30, 1996. For the three and nine months ended September 30, 1996, fully diluted earnings per share assumes the conversion of Series B Preferred Stock to common stock. Common and common equivalent shares issued at prices below the public offering price during the 12 months preceding the initial public offering date have been included in the calculation as if they were outstanding for all periods presented. The calculation uses the treasury stock method in determining the resulting incremental weighted average equivalent shares outstanding.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (the "Statement"). The Statement simplifies the standards for computing earnings per share. The Company will adopt the Statement for the year ending December 31, 1997. The adoption of this new accounting standard will not have a material effect on the reported earnings per share of the Company.

3.   SECOND AND THIRD QUARTER ADJUSTMENTS

The Company analyzes its inventory and vendor co-op receivables monthly by age, platform and product category. During the second quarter, as a result of recent market weakness in sales, the Company recorded additional inventory allowances of $2.5 million for obsolete, slow-moving and excess inventory, and allowances for uncollectible vendor co-op receivables of $2.5 million.

The Company plans to grow its PC/Wintel sales base aggressively, thereby lessening its dependence on the Mac platform. Many of the Company's international subsidiaries are heavily dependent on the sale of Mac products. During the second quarter of 1997 the Company reevaluated the carrying value of goodwill and other assets in its subsidiaries in Australia, Germany, Mexico and the Netherlands, and based upon its analysis of expected future operating results and cash flows, recorded a $1.4 million charge to income representing all of the goodwill on these subsidiaries, and $347,000 for the write-off of other assets relating to the international Mac marketplace, totaling $0.14 per share.

During the third quarter ended September 30, 1997, the Company further evaluated the prospects for growing the PC/Wintel business in its international operations and decided to exit two markets and change management in a third market. Subsidiary operations have ceased in Belgium and Australia, and new management will be introduced in to Holland. As a result, during the third quarter, the Company recorded charges totaling $2.1 million related to recording of allowances for receivables, write-down of inventory, loss on disposal of assets, legal expenses, and other operating expenses.

4.   INCOME TAXES

Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes" specifies that deferred tax assets are to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax assets will not be realized. As of September 30, 1997 the Company has deferred tax assets attributable to foreign subsidiaries. The realization of these deferred tax assets is uncertain and accordingly, a valuation allowance in the amount of $1.6 million was established in the second and third quarters.

5.   RECENT ACCOUNTING PRONOUNCEMENTS

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

General

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of brand name microprocessor-based hardware, software, accessories and peripheral products for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company markets over 18,000 products through its two flagship catalogs, The Mac Zone (R) and The PC Zone (R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. The Company distributed 36.3 million catalogs domestically in the nine months ended September 30, 1997, with additional circulation by its subsidiaries and licensees through operations in 26 other countries worldwide.

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

                                      Nine months ended             Three months ended
                                         September 30,                 September 30,
                                   ------------------------      ------------------------
                                     1997            1996          1997            1996
                                   ---------       --------      ---------       --------
                                         (In thousands, except operating data)
Net sales                          $ 346,523       $321,734      $ 115,725       $109,396
Cost of sales                        305,959        276,819        102,694         93,875
                                   ---------       --------      ---------       --------
Gross profit                          40,564         44,915         13,031         15,521
SG&A expenses                         46,492         31,558         15,279         10,436
                                   ---------       --------      ---------       --------
Income (loss) from operations         (5,928)        13,357         (2,248)         5,085
Other expense                          1,032          1,142            326            157
                                   ---------       --------      ---------       --------
Income(loss) before taxes             (6,960)        12,215         (2,574)         4,928
Provision for (benefit from)
taxes                                 (1,051)         4,398           (235)         1,726
                                   ---------       --------      ---------       --------
Net income (loss)                  $  (5,909)      $  7,817      $  (2,339)      $  3,202
                                   =========       ========      =========       ========



                                          Nine months ended                      Three months ended
                                            September 30,                           September 30,
                                 ---------------------------------       ---------------------------------
                                       1997                1996                1997               1996
                                   -----------         -----------         -----------         -----------
Net sales                                100.0%              100.0%              100.0%              100.0%
Cost of sales                             88.3                86.0                88.7                85.8
                                   -----------         -----------         -----------         -----------
Gross profit                              11.7                14.0                11.3                14.2
SG&A expenses                             13.4                 9.8                13.2                 9.6
                                   -----------         -----------         -----------         -----------
Income (loss) from
operations                                -1.7                 4.2                -1.9                 4.6
Other expense                              0.3                 0.4                 0.3                 0.1
                                   -----------         -----------         -----------         -----------
Income (loss) before taxes                -2.0                 3.8                -2.2                 4.5
Provision for (benefit
from) taxes                               -0.3                 1.4                -0.2                 1.6
                                   -----------         -----------         -----------         -----------
Net income (loss)                        -1.7%                 2.4%              -2.0%                 2.9%
                                   ===========         ===========         ===========         ===========
Selected domestic operating
data:
Catalog circulation                 36,300,000          30,050,000          10,700,000          11,450,000
Number of shipments                    918,000             838,000             288,000             282,000
Average order size                 $       351         $       364         $       369         $       368

Comparison of the Three-month Periods ending September 30, 1997 and 1996.

Net Sales. Net sales increased 5.8% to $115.7 million in the three months ended September 30, 1997 from $109.4 million in the comparable period. The increase resulted primarily from an increase in domestic PC product sales, partially offset by a decrease in domestic Mac product sales. Additionally, the Company's platform mix has continued to shift toward PC/Wintel products. PC/Wintel platform sales increased to 45.3% of net sales in the quarter ended September 30, 1997 from 31.3% in the comparable period.

Net domestic PC product sales increased to $44.4 million in the three months ended September 30, 1997 from $29.9 million in the comparable period. The increase is due to an increase in PC catalog circulation and growth in sales to business, education, and government accounts. PC catalog circulation increased to 4.5 million in the three months ended September 30, 1997 from 3.5 million in the comparable period. Sales to business, education, and government accounts increased 40.3% to $38.2 million in the three months ended September 30, 1997 from $27.2 million in the comparable period. PC product sales represent 56.9% and 41.9% of the sales to business, education, and government accounts in each of the respective periods.

Net domestic Mac product sales decreased to $53.8 million in the three months ended September 30, 1997 from $65.6 million in the comparable period, a decrease of 18.0%. The decrease in the domestic Mac product sales reflects the overall comparative weakness in demand for Mac products between the two periods.

International subsidiary net sales in the three months ended September 30, 1997 were $17.5 million, an increase of 25.9% over the comparable period. The increase in international subsidiary net sales resulted primarily from the addition of subsidiaries in Sweden, Venezuela, and India, as well as sales growth in the Company's operations in France, Mexico and Germany.

Gross Profit. Gross profit decreased to $13.0 million in the three months ended September 30, 1997 from $15.5 million in the comparable period, and decreased to 11.3% of net sales from 14.2%. During the third quarter of 1997, the Company recorded $356,000 of inventory write-downs. In addition to these adjustments, gross margin declined due to increased price competition, lower average unit selling prices, and an increase in PC product sales, which carry a lower average gross margin.

Selling, General, and Administrative Expenses. SG&A expenses increased to $15.3 million in the three months ended September 30, 1997 from $10.4 million in the comparable period, and increased between periods as a percentage of net sales to 13.2% from 9.6%. During the third quarter of 1997, the Company recorded a $1.6 million charge to income related to the closure of its Belgium and Australia subsidiaries and change of management and business focus of its Holland subsidiary. The charges related to the write-off of accounts receivable, legal expenses, and other operating expenses. In addition to these adjustments, SG&A expense increased due to costs of focusing on growing the PC/Wintel and outbound sales business, higher salary costs, professional fees, and depreciation.

Other Expense. Other expense increased to $326,000 in the three months ended September 30, 1997 from $157,000 in the comparable period. The increase is primarily attributable to $127,000 of losses on disposal of assets related to the closure of two foreign subsidiaries.

Income Tax (Benefit) Expense. The income tax benefit for the three months ended September 30, 1997 was $235,000. Income tax expense for the three months ended September 30, 1996 was $1.7 million. As of September 30, 1997 the Company has deferred tax assets attributable to foreign subsidiaries. As the realization of these deferred tax assets is uncertain, a valuation allowance of $754,000 was recorded in the third quarter and is included in the quarterly tax provision.

Net (Loss) Income. As a result of the above factors, a net loss of $2.3 million, 2.0% of net sales was incurred for the three months ended September 30, 1997. Net income for the three months ended September 30, 1996 was $3.2 million, 2.9% of net sales.

Comparison of the Nine-Month Periods ending September 30, 1997 and 1996.

Net Sales. Net sales increased 7.7% to $346.5 million in the nine months ended September 30, 1997 from $321.7 million in the comparable period. The increase resulted primarily from an increase in domestic PC product sales partially offset by a decrease in domestic Mac product sales.

Net domestic PC product sales increased to $130.2 million in the nine months ended September 30, 1997 from $79.6 million in the comparable period. The increase is due to an increase in PC catalog circulation and growth in sales to business, education, and government accounts. PC catalog circulation increased to 14.0 million in the nine months ended September 30, 1997 from 9.5 million in the comparable period. Sales to business, education, and government accounts increased 53.4% to $103.6 million in the nine months ended September 30, 1997 from $67.6 million in the comparable period. PC product sales represent 53.4% and 41.2% of the sales to business, education, and government accounts in each of the respective periods.

Net domestic Mac product sales decreased to $165.8 million in the nine months ended September 30, 1997 from $200.9 million in the comparable period, a decrease of 17.5%. The decrease in the domestic Mac product sales reflects the comparative overall weakness in demand for Mac products

International subsidiary net sales in the nine months ended September 30, 1997 were $50.4 million, an increase of 22.3% over the comparable period. The increase in international subsidiary net sales resulted primarily from the addition of subsidiaries in Sweden, Venezuela and India, as well as sales growth in the Company's operations in France, Mexico and Germany.

Gross Profit. Gross profit decreased to $40.6 million in the nine months ended September 30, 1997 from $44.9 million in the comparable period, and decreased to 11.7% of net sales from 14.0%. During the second quarter of 1997, the Company recorded inventory allowances totaling $2.5 million, related to slow moving and excess inventories. During the third quarter of 1997, the Company recorded $356,000 of inventory write-downs related to its Belgium, Australia, and Holland subsidiaries. In addition to these adjustments, gross margin declined due to increased price competition, lower average unit selling prices, and an increase in the PC product sales, which carry a lower average gross margin.

Selling, General and Administrative Expenses. SG&A expenses increased to $46.5 million in the nine months ended September 30, 1997 from $31.6 million in the comparable period, and increased as a percentage of net sales between periods to 13.4% from 9.8%. During the second quarter of 1997, the Company recorded several charges to income, including $2.5 million related to allowances for uncollectible vendor co-op receivables, $1.4 million related to the write-off of international goodwill, severance expense of $490,000, write-off of other assets totaling

$378,000, write-off of $234,000 related primarily to asset valuation adjustments for the Company's subsidiary in the Netherlands and additional professional fees of $243,000. During the third quarter of 1997, the Company recorded a $1.6 million charge to income related to the closure of its Belgium and Australia subsidiaries and change of management and business focus of its Holland subsidiary. The charges related to the write-off of accounts receivable, legal expenses, and other operating expenses. In addition to these adjustments, SG&A expense increased due to costs of focusing on growing the PC/Wintel and outbound sales business, higher salary costs, professional fees, and depreciation.

Other Expense. Other expense decreased to $1.0 million in the nine months ended September 30, 1997 from $1.1 million in the comparable period. The decrease is primarily as a result of lower interest expense related to lower levels of borrowing on the Company's primary line of credit, partially offset by the loss on disposal of assets totaling $284,000 in the second and third quarters of 1997.

Income Tax (Benefit) Expense. The income tax benefit for the nine months ended September 30, 1997 was $1.1 million. The income tax expense for the nine months ended September 30, 1996 was $4.4 million. As of September 30, 1997 the Company has deferred tax assets attributable to foreign subsidiaries. As the realization of these deferred tax assets is uncertain, the Company established a valuation allowance of $1.6 million. The valuation allowance has decreased the income tax benefit.

Net (Loss) Income. As a result of the above factors, a net loss of $5.9 million or 1.7% of net sales was incurred for the nine months ended September 30, 1997. Net income for the nine months ended September 30,1996 was $7.8 million or 2.4% of net sales.

Trends

In 1997, the Company increased its focus on PC product sales and sales to business, education and government accounts. PC product sales have grown to 45.3% of domestic net sales for the third quarter from 45.1% and 31.3% in the second quarter of 1997 and third quarter of 1996, respectively. Additionally, domestic net PC product sales increased 8.9% to $44.4 million for the third quarter of 1997 from $40.8 million for the second quarter of 1997.

Domestic net sales to business, education, and government accounts were $38.2 million in third quarter of 1997 compared to $32.5 million and $27.2 million in the second quarter of 1997 and third quarter of 1996, respectively. During the three month periods ended September 30, 1997, June 30, 1997 and September 30, 1996, PC/Wintel sales represented 56.9%, 52.7%, and 41.9% of the sales to business, education, and government accounts. The number of outbound telemarketing staff increased to 103 as of September 30,1997 compared to 100 at June 30, 1997 and 83 at September 30, 1996.

PC product sales and sales to business accounts tend to carry a lower average gross margin percentage and have contributed to a decrease in the gross margin percentage. The Company's gross margin percentage has increased to 11.3% in the third quarter of 1997, compared to 10.2% in the second quarter of 1997 and decreased from 14.2% in the third quarter of 1996. Circulation of The PC Zone decreased slightly to 4.5 million in the third quarter of 1997 compared to 4.8 million in the second quarter of 1997 and increased from 3.5 million in the third quarter of 1996. The Company plans to circulate 6.5 million and 5.3 million The PC Zone catalogs in the fourth quarter of 1997 and first quarter of 1998, respectively.

Net domestic Mac product sales increased to $53.8 million in the third quarter of 1997 from $49.7 million in the second quarter and decreased from $65.6 million in the third quarter of 1996. Circulation of The Mac Zone decreased to 6.0 million in the third quarter of 1997 compared to 7.0 million in the second quarter of 1997 and third quarter of 1996. The Company plans to circulate 8.0 million and
6.0 million The Mac Zone catalogs in the fourth quarter of 1997 and first quarter of 1998, respectively. A further decline in the demand for Mac products could have a material adverse effect on the Company's future results of operations.

Pricing in the microcomputer software and hardware industry is very competitive. The Company expects pricing pressure to continue. In order to remain competitive, the Company may be required to reduce its prices. Such a reduction in prices could have a material adverse effect on the Company's future results of operations.

Seasonal Factors

Seasonal factors cause sales of microcomputer software and hardware products through the direct marketing channel to be somewhat stronger in the first and fourth calendar quarter than in the second and third quarter. Sales during the fourth quarter tend to be stronger as manufacturers make year-end introductions of new products and increase marketing activities related to the holiday season, and as corporate purchasing activities increase at the end of budgetary cycles. Sales in the first quarter typically benefit from the fourth quarter sales as customers add peripherals and additional memory.

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

Liquidity and Capital Resources

As of September 30, 1997, the Company had total assets of $108.7 million, of which $95.7 million were current assets. At September 30, 1997 and December 31, 1996 the Company had cash and cash equivalents of $11.7 million and $976,000, respectively, and working capital of $34.6 million and $39.8 million, respectively. Net cash provided by (used in) operating activities was $15.6 million and ($12.8) million for the nine months ended September 30, 1997 and 1996, respectively.

Cash inflows in the nine months ended September 30, 1997 were primarily due to a reduction in accounts receivable and inventories. In the period ended September 30, 1997 accounts receivable decreased $9.5 million primarily as a result of decreased receivables from vendors for returned product and decreased receivables from business accounts. Additionally, inventories decreased $33.6 million resulting from efforts to improve inventory turns and reduce inventory overstocking. Cash outflows in the nine months ended September 30, 1996 were primarily due to higher accounts receivable resulting from growing sales to business accounts, and to increased inventories necessary to support rapidly growing sales. In the nine months ended September 30, 1996 accounts receivable increased $9.8 million and inventories increased $8.4 million.

Cash outlays for capital expenditures were $4.8 million and $4.1 million in the nine months ended September 30, 1997 and 1996, respectively. These expenditures were primarily for information and telecommunication system enhancements, furniture and equipment and leasehold improvements.

During the nine months ended September 30, 1997 and 1996 the effect of the foreign exchange rate on cash was an outflow of $153,000 and $95,000, respectively.

The Company has a domestic revolving line of credit of $30.0 million from a commercial bank collateralized by accounts receivable. At September 30, 1997, there were no borrowings outstanding under the facility. Additionally, at September 30, 1997, the Company had $2.9 million of unused letters of credit.

In May 1997, the Company obtained an additional $20.0 million line of credit from a commercial lender collateralized by inventory.

The net amount of vendor credit outstanding at September 30, 1997 was $50.6 million of which $16.5 million was drawn from a $30 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors.

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

                           Part II. Other Information


Item 5. Other information

As disclosed previously in the prospectus for the Company's initial public offering, Mr. Sadrudin J. Kabani's spouse owns and operates a computer products dealer, currently known as the LLB Company, Inc. ("LLB"). LLB's product line has historically consisted predominantly of memory modules, with very limited offerings of other computer products. With the recent softening of the memory market, LLB has placed a greater emphasis on sales in other product categories, including computers, printers, modems and other peripherals. Although these other product categories still account for only a small percentage of LLB's sales, there is a potential for future competition with the Company's business. As a result, Ms. Kabani has instituted a process for divesting herself of control and ownership of LLB.

Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

11.1    Computation of Earnings Per Share

27.1    Financial Data Schedule

(b)     Reports on Form 8-K

        No Reports on Form 8-K were filed during the Quarter ended September 30, 1997.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                 MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  November 14, 1997        By:     /s/
                                    -------------------------------------------
                                    John E. DeFeo, Chief Executive
                                    Officer and President



Dated:  November 14, 1997        By:    /s/
                                    -------------------------------------------
                                    Peter J. Biere, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits
--------
11.1           Computation of Earnings Per Share
27.1           Financial Data Schedule