Form 10-K405
period 1997-12-31
MULTIPLE ZONES INTERNATIONAL INC
filed 1998-04-01
CIK 1013786

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997     COMMISSION FILE NUMBER  0-28488


                       MULTIPLE ZONES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


       WASHINGTON                                             91-1431894
(State of Incorporation)                                       (I.R.S.
        Employer                                        Identification Number)

         707 SOUTH GRADY WAY
          RENTON, WASHINGTON                                    98055-3233
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates as of March 6, 1998 was approximately $20,520,557 (1), based upon the last sales price per share of $4.13 as reported by the NASDAQ National Market.

The number of shares of the registrant's Common Stock outstanding as of March 6, 1998, was 13,065,844.

(1) Excludes value of Common Stock held of record as of March 6, 1998 by executive officers and directors of the registrant. Includes Common Stock held of record as of that date by certain depository organizations. Exclusion of share held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

================================================================================

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the following documents are incorporated into the parts of this Form 10-K designated to the right of the document listed.


INCORPORATED DOCUMENT                        LOCATION IN FORM 10-K
---------------------                        -----------------------

1997 Annual Report to Shareholders           Part II, Items 5, 6, 7 and 8

Proxy Statement for the 1997 Annual          Part III, Items 10, 11 and 12
Meeting of Shareholders

An Index to Exhibits appears at pages 16 and 17 herein

                       MULTIPLE ZONES INTERNATIONAL, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                                TABLE OF CONTENTS


                                     PART I.

                                                                                                10K Page No.
                                                                                                ------------
Item 1.      Business                                                                                 4

Item 2.      Properties                                                                               13

Item 3.      Legal Proceedings                                                                        13

Item 4.      Submission of Matters to a Vote of Security Holders                                      13


                                    PART II.
                                    --------

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters                    14

Item 6.      Selected Financial Data                                                                  14

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of               14
             Operations

Item 8.      Financial Statements and Supplementary Data                                              14

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     14

                                    PART III.
                                    ---------

Item 10.     Directors and Executive Officers of the Registrant                                       14

Item 11.     Executive Compensation                                                                   15

Item 12.     Security Ownership of Certain Beneficial Owners and Management                           15

Item 13.     Certain Relationships and Related Transactions                                           15

                                    PART IV.
                                    --------

Item 14.     Exhibits, Financial Statements and Reports on Form 8-K                                   16

Signatures                                                                                            19

--------------------------------------------------------------------------------------------------------

PART I.

ITEM 1.  BUSINESS

GENERAL

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of brand name microchip-based hardware, software, accessories and peripheral products for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company markets products through its two flagship catalogs, THE PC ZONE(R) and THE Mac ZONE(R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. The Company distributed over 50 million catalogs domestically in 1997, with additional circulation by its subsidiaries and licensees through operations in 24 other countries worldwide. The Company offers a broad selection of microcomputer products at competitive prices primarily through its distinctive catalogs, as well as through major trade publications and an outbound telemarketing sales team focused on corporate, governmental and educational accounts.

INDUSTRY BACKGROUND

According to industry data published by Merrin Information Services, Inc. in May 1997, domestic sales of personal computers and related products were $77.8 billion in 1996 and are projected to increase to $138.2 billion in 2000, representing a compounded annual growth rate of 15.4%. The direct marketing channel is expected to be one of the fastest growing segments for the domestic personal computer and related products industry.

The Company believes that many individuals and businesses, increasingly familiar with microcomputers, have become more receptive to catalog marketing and now make their purchase decisions based primarily on product selection and availability, convenience and price. Direct marketers enjoy efficiencies in the form of centralized operations and distribution and also the ability to offer a broad product selection and purchasing convenience. The Company believes direct marketing efficiencies not only better satisfy many segments of the customer market but also provide a cost-effective marketing vehicle for product manufacturers.

The direct marketing channel has historically served a significant share of the market for Mac products, but a relatively small share of the market for PC products. However, sales of PC products through this channel are increasing, as consumer familiarity with microcomputer products grows. Products are becoming increasingly user-friendly, and manufacturers recognize the cost-effectiveness of the catalog channel. As the industry continues to evolve, the Company believes that first-time buyers may largely utilize retail channels that provide the opportunity to "touch and feel" the products, but that a growing number of computer-literate consumers will increasingly rely on the convenience and other advantages of the direct marketing channel. Included in the direct marketing channel are those manufactures of hardware and software that sell directly to the end customer. The manufacturer direct producers are having a increased impact on the direct marketing channel, but catalog resellers have an advantage based on the large variety of products that they can offer to the customer. The Company believes the growing acceptance of the direct marketing channel as a whole, particularly for PC products, presents a significant opportunity for increased sales by direct marketers.

RISK FACTORS

The discussion of the Company's business and operations contained in the Annual Report on Form 10-K contains certain forward-looking statements. Fort his purpose, any statement contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," and "expects," and similar expressions are intended to identify forward-looking statements. There are number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements, including the "Risk Factors" identified below, or other factors of which the Company may not yet be aware.

Future Growth. Net sales have grown from $80.5 million for the year ended December 31, 1993 to $490.0 million for the year ended December 31, 1997. The Company's business strategy is to pursue additional growth and expand its customer base. The Company's future success will depend in part on the ability of the Company to manage and grow effectively in the future. There can be no assurance that the Company will realize future growth in net sales or will not experience decreases in net sales. In March of 1998, the Company announced that it anticipates a shortfall in net sales for the first quarter ended March 31, 1998. The Company has experienced weakness in CPU unit sales and decreased unit sales prices on peripherals.

Dependence on Sales of Mac Products. The Company is largely dependent on sales of Mac products manufactured by a broad variety of vendors, including Apple. Mac products represented 54.4% and 69.8% of the Company's gross sales in 1997 and 1996, respectively. Apple has experienced a decline in sales, as well as a decline in its share of worldwide and domestic microcomputer markets, reflecting uncertainties in the Mac marketplace. Additionally, during 1997 Apple has begun selling directly to customers. A further decline in the demand for, or availability of, Apple or other Mac products would likely have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to expand its presence in the PC market. The Company plans to grow its entire PC customer base while focusing on growing outbound sales to business, education and corporate accounts. There can be no assurance that the Company will be successful in increasing sales of PC products and also reduce its dependence on sales of Mac products.

Competition. The microcomputer products industry is highly competitive. The Company competes with other national and international direct marketers. The Company also competes with traditional microcomputer retailers, computer superstores, consumer electronics and office supply superstores, and product manufacturers that sell direct to end-users. Some of the Company's larger competitors compete principally on the basis of price and may have lower costs than the Company. There can be no assurance that the Company will be able to compete effectively with existing competitors or any new competitors that may enter the market, or that the Company's business, financial condition and results of operations will not be adversely affected by intensified competition.

Price Reductions. The microcomputer industry has experienced intense price competition. The Company believes that competition may increase in the future and that it may be required to reduce its gross margins to remain competitive. In addition, the Company continues its efforts to increase its sales of microcomputer hardware products, for which gross margins are generally lower than those associated with software products.

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

Risks of International Operations. The Company currently operates subsidiaries in 11 foreign countries and also derives license fees and royalties from catalog direct marketers in 13 other foreign countries who sell microcomputer products using the Company's service marks. The Company's international operations are subject to the general risks of remote management as well as other risks associated with the conduct of business in foreign countries, including economic, legal and regulatory uncertainties; currency fluctuations, which the Company generally does not attempt to hedge; restrictions on repatriation of earnings; potential conflicting claims to its service marks; export-import regulations; customs matters; foreign collection problems; military, political transportation risks; and foreign laws and government regulations. The

Company's licensees may terminate their agreements with the Company on short notice. Following termination, most licensees retain rights to their customer information without an express contractual restriction preventing future competition. There can be no assurance that the Company will be able to retain its licensees or to replace any licensees in the future.

Year 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. Accordingly, the Company plans to devote the necessary resources to resolve all significant year 2000 issues in a timely manner.

Potential Disruption of Business. The Company's success is dependent in part on the quality, reliability and proper utilization of its information, telecommunication, desktop publishing and other systems, which are used for marketing, catalog design and production, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. Any interruption in any of the Company's systems or telecommunication systems, could have a material adverse effect on the Company's business.

Potential Increases in Postage, Shipping and Paper Costs. Postage and shipping costs, as well as the cost of paper for the Company's catalogs, are significant expenses in the operation of the Company's business. The Company generally mails its catalogs through the U.S. Postal Service and ships its products to customers by overnight delivery. Any future increases in postage, shipping rates or paper costs could have a material adverse effect on the Company's business, financial condition or results of operations.

Changing Methods of Distributions. The market for microcomputer products is evolving rapidly in terms of product offerings and methods of distribution.
New methods of distribution, such as on-line shopping services and electronic distribution of software, have emerged. Additionally, some manufacturers sell their hardware and software product directly to end-users, or to certain categories of end-users such as corporate accounts. These methods of distribution have attracted increased patronage and other new methods of distribution may emerge in the future. The Company will be required to remain competitive with existing and evolving distribution channels and methods, and to develop or adopt new methods for distribution in the future. Failure by the Company to do so could have a material adverse effect on its business, financial condition and results of operations.

Reliance on Vendor Relationships. The Company acquires products for resale from manufacturers, as well as from distributors. Purchases from distributors constituted 35.9% and 25.5% of the Company's total purchases in 1997 and 1996, respectively. Certain hardware manufacturers limit the number of product units available to direct marketers such as the Company. In addition, certain manufacturers and distributors provide the Company with co-op advertising support and incentives in the form of rebate dollars, discounts and allowances. Substantially all of the Company's contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company's relationships with its vendors, in the form of co-op advertising support, could have a material adverse effect on the Company's business, financial condition and results of operations.

State Sales or Use Tax Uncertainties. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to their residents. The United States Supreme Court recently affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. Howeer, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, the Company's contact with various states may exceed the contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for the Company, could result in increased prices to customers and could have a material adverse effect on the Company's business, financial condition or results of operations.

Dependence on Key Personnel. The Company's future success will depend to a significant extent upon the efforts and abilities of key senior management personnel. The loss of the services of one or more the Company's senior management could have a material adverse effect on the Company's business, financial condition and results of operations. The Company's success will depend on its ability to hire, train and retain skilled personnel in all areas of its business.

Reliance on Outsourced Distribution. Advanced Logistics Services Corp. ("Airborne Logistics") provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a contract that expires in March 1999. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company's business, financial and results of operations.

Rapid Technological Change and Inventory Obsolescence. The microcomputer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. In order to satisfy customer demand and obtain greater purchase discounts, the Company may be required to carry increased inventory levels of certain products, which will subject it to increased risk of inventory obsolescence. The Company intends to increase its participation in first-to-market purchase opportunities and end-of-life-cycle purchase opportunities, both of which will further increase the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges and there can be no assurance that the Company will be able to avoid losses related to obsolete inventory. In addition, some vendors provide the Company with co-op advertising support in the form of products, for which there may be no return privileges. While the Company seeks to reduce its inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that the Company will be able to avoid losses related to obsolete inventory.

BUSINESS STRATEGY

The Company's business objective is to strengthen its position as a leading international direct marketer of products for users of PC and Mac microcomputers. The central elements of the Company's business strategy include:

Direct Marketing. The Company's core competence lies in generating demand for microcomputer products by utilizing three distinct and complementary direct marketing vehicles. The flagship catalogs, THE PC ZONE(R) and THE MAC ZONE(R), are directed at customers who phone the 1- 800 numbers. The Company's outbound account managers meet the needs of customers in the business, education and governmental markets. The Company's Internet sites appeal to the growing World Wide Web market and provide the Company a way to market a larger number of products to its customers.

Increased Sales of PC Products. The Company intends to focus on the vast PC market. The Company believes that the percentage of PC products sold through this channel is increasing steadily, reflecting the importance of convenience and broad product selection and availability to a growing number of PC consumers. A part of this strategy involves increased emphasis on outbound telemarketing to business accounts which predominately purchase PC products.

Expansion of Outbound Sales. Sales to corporate, education and governmental accounts represent a strong growth opportunity for the Company. The Company intends to increase sales to these accounts by expanding its outbound sales team. Additionally, the Company seeks to acquire new business accounts through targeted catalog mailings.

Internet Commerce. The Company believes that the Internet offers growth opportunities outside of the current catalog offerings. The Company can display and offer significantly more products to reach more customers and offer customers an additional way to purchase from the Company.

Product Breadth and Mix. Through the Company's catalogs, Internet site and consultative sales force the Company is developing the capability to offer the customer access to over 45,000 hardware, software, peripheral and accessory products for users of PC and Mac microcomputers, providing its customers with comprehensive computing solutions. Microcomputer and technology products are in a constant state of change and improvement. The Company's goal is to offer the newest and best-selling products that are demanded by its customers.

Maintain Low Operating Costs. The Company continually seeks ways to work more efficiently - the result of which has lowered SG&A expenses from 13.1% of sales in 1993 to 12.8% in 1997. In 1997, the Company streamlined its catalog production flow and also its credit approval process for business, education and government accounts. Both process improvement initiatives are directed at improving the Company's internal processes to eliminate costs and better serve the Company's vendor partners and its customers. Maintaining a low cost structure is a key part of the Company's business strategy.

PRODUCTS AND MERCHANDISING

Through the Company's catalogs, Internet site and consultative sales force the Company is developing the capability to offer the customer access to over 45,000 hardware, software, peripheral and accessory products for users of PC and Mac microcomputers from over 1,600 manufacturers. The Company is also authorized to sell volume site licenses for products of Microsoft, Lotus and Novell.

Microcomputers. The Company offers a large selection of desktop, laptop and notebook personal microcomputer systems from leading manufacturers such as Apple, Compaq, Hewlett-Packard, IBM, and Toshiba.

Peripherals and Accessories. The Company also sells peripherals and components such as printers, monitors, keyboards, memory, fax and other add-on circuit boards, networking and communications products, mass storage devices, modems and scanners, as well as various accessories and supplies such as toner cartridges, diskettes and connectors. Brands offered by the Company include 3Com, Apple, Canon, Epson, Hewlett-Packard, Iomega, Logitech, Motorola, Okidata, Phillips, Quantum, Sony, SyQuest, ViewSonic and UMAX.

Software. The Company sells a wide variety of software packages in the business and personal productivity, connectivity, utility, language, educational and entertainment categories. The Company offers products from larger, well-known manufacturers as well as numerous specialty products from new and emerging software development companies. Brands offered by the Company include Adobe, Corel, Filemaker Incorporated, IBM, Intuit, Lotus, Macromedia, Microsoft, Novell, CUC, and Symantec.


                                                 YEAR ENDED          YEAR ENDED           YEAR ENDED
                                              DECEMBER 31, 1997   DECEMBER 31, 1996    DECEMBER 31, 1995
                                              -----------------   -----------------    -----------------
Microcomputers  . . . . . . . . . .                  33.8%                31.2%                20.7%
Peripherals and accessories . . . .                  48.8                 50.6                 50.3
                                                    -----                -----                -----
  Total hardware  . . . . . . . . .                  82.6                 81.8                 71.0
Software  . . . . . . . . . . . . .                  17.4                 18.2                 29.0
                                                    -----                -----                -----
          Total . . . . . . . . . .                 100.0%               100.0%               100.0%
                                                    =====                =====                =====

The Company's merchandising group determines the manufacturers whose products are featured in its catalogs and negotiates the terms and conditions of product coverage. In exchange for product coverage and the benefit of having information about their products available to the Company's customers, most manufacturers provide the Company with co-op advertising support, which significantly defrays the expense of catalog production. The merchandising group is also responsible for developing effective advertising campaigns for manufacturers, managing catalog design and layout, and coordinating product procurement and inventory management with the Company's purchasing group. In addition, the merchandising group works closely with the purchasing group to capitalize on opportunities to expand the Company's first-to-market, end-of-life-cycle and private-label product offerings.

The Company is continually trying to increase the number of products which it is authorized to sell. The Company has been authorized by Apple, Compaq, Hewlett-Packard, IBM, Motorola and Toshiba to offer all or a portion of their product lines. The availability of these products has allowed the Company to increase its hardware sales by emphasizing its catalog coverage of these and other hardware products, particularly desktop, notebook and laptop microcomputers.

The Company has focused on expanding its PC sales. PC sales grew 59.5% during 1997 over 1996. Additionally, PC sales have grown to represent 45.6% of net sales in 1997, compared to 30.2% and 26.9% of net sales in 1996 and 1995, respectively. The Company's Mac sales decreased 17.9% in 1997as compared to 1996. Sales of Apple branded products alone constituted 17.1% of gross sales in 1997, compared to 22.5% of gross sales in 1996 and 22.8% of gross sales in 1995. The Company believes that the percentage of its sales represented by Mac products is likely to continue to decline over time as a result of increasing acceptance of the direct marketing channel by PC product manufacturers and users and the Company's expanded focus on PC product sales. In addition to the Company's focus on PC products it will continue its efforts to increase sales to business accounts, which tend to be concentrated more heavily on PC products.

PURCHASING

The Company acquires products directly from manufacturers such as Apple and IBM as well as from distributors such as Ingram Micro, Merisel and others. Purchases of products from distributors increased from 25.5% to 35.9% of the Company's total product purchases in 1996 and 1997, respectively. Purchases from Ingram Micro Apple represented 20.9% and 15.2%, respectively, of the Company's total product purchases in 1997. No other vendor supplied more than 10.0% of the Company's total product purchases in 1997.

The Company seeks to efficiently manage its inventory to achieve high product availability and fill rates. The Company utilizes sophisticated computerized systems that permit real-time monitoring of inventory and assist the Company in managing inventory at appropriate levels. The Company has 30-day return privileges on most of its product purchases, and has agreements with many of its vendors providing price protection should a vendor subsequently lower its price. The Company had a domestic customer return rate of 7.5% and 8.0% of gross sales in 1997 and 1996, respectively. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

CATALOGS

The Company markets products primarily through targeted mailings of its flagship catalogs, THE PC ZONE(R) and THE MAC ZONE(R), each of which has been published monthly since January 1995. Customers receive frequent catalog mailings that vary depending on their purchase activity. A catalog is also included with each order shipped. Catalogs are mailed periodically to potential customers in the Company's proprietary database and to prospects obtained from list brokers and other sources. The following table provides information regarding the number of editions and total circulation of THE PC ZONE(R) and THE MAC ZONE(R) catalogs published domestically in 1997, 1996 and 1995.

                                          THE PC ZONE(R)                    THE MAC ZONE(R)
                               ----------------------------------  ----------------------------------

                                   1997        1996       1995         1997        1996       1995
                               ----------  ----------  ----------  ----------  ----------  ----------
Number of editions ..........          13          12          12          13          12          12

Total circulation ...........  20,000,000  14,000,000  10,500,000  29,000,000  28,000,000  18,500,000

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

The Company also produces a targeted specialty catalog offering a relatively narrow but deep product line. The catalog, THE LEARNING ZONE(R), is targeted at purchasers for primary, secondary and post-secondary educational institutions. The Company intends to explore opportunities to further pursue targeted marketing efforts.

Each catalog is printed with full-color photographs, detailed descriptions of product specifications, benefits and features, as well as pricing and ordering information. The catalogs are designed and produced in-house by the Company's staff of designers and production artists using a sophisticated computer-based catalog production system. The Company believes that in-house preparation of the catalogs streamlines the production process, provides for greater flexibility and creativity in catalog production, and results in significant cost savings. The Company also produces direct mail pieces for highly targeted promotions of specific products, such as software upgrades, to relevant customers. The Company's catalogs and direct mail pieces are printed and distributed commercially.

INTERNET COMMERCE

The Company was one of the first participants in the direct marketing channel to participate in on-line sales of computer products. The Company has built and maintains one of the largest electronic commerce sites on the Internet (zones.com). To drive traffic to the Company's Internet sites; it leverages the catalog circulation by featuring the Internet address throughout the catalogs, including the cover. The electronic stores provide the company with a lower-cost, effective way to offer the customers product information and a convenient way to purchase products. While the Company believes that printed catalogs will remain an important tool in the direct marketing of microcomputer products, it also believes that its strengths in database marketing and order fulfillment should enable it to respond effectively to new and emerging direct marketing vehicles.

DATABASE MARKETING

The Company maintains a proprietary database containing 3.0 million customer and inquirer records, including approximately 1.5 million customers, of which approximately 573,000 customers have purchased products from the Company during the last twelve months. The Company attracts new customers and prospective customers through advertising in major trade publications and through selective mailing of catalogs to names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers and other sources.

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

SALES, TECHNICAL SUPPORT AND CUSTOMER SERVICE

Outbound Sales. At December 31, 1997, the Company had a staff of 91 experienced account managers and support staff who pursue sales to corporate, governmental and educational accounts through outbound telemarketing. These commissioned account managers develop long-term relationships with business accounts through frequent telephone contact and by providing individual attention, quality service, and convenient one-stop shopping. In addition to outbound sales, the Company utilizes catalog mailings, fax broadcast messaging and other marketing tactics to enhance sales.

Inbound Sales. The Company's staff of over 170 inbound telemarketing representatives are well-trained and knowledgeable. The Company offers toll-free numbers for inbound sales that are staffed 24 hours a day, seven days a week. Sophisticated systems allow the Company's representatives to quickly access a customer's record and billing information and review details of past purchases. For most products sold, the systems also contain an extensive on-line database of information on product specifications, benefits and features; compatibility of related products; and system requirements for software programs. In addition, the systems automatically prompt telemarketing representatives to offer customers the latest upgrades and complementary software and peripherals.

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

INTERNATIONAL OPERATIONS

The Company has subsidiaries and licensees located in 24 countries worldwide, more than any other catalog retailer of microcomputer products. The Company's subsidiaries are located in Austria, Denmark, France, Germany, Great Britain, India, Mexico, Norway, Sweden, Switzerland and Venezuela. The Company's
licensees are located in 13 other foreign countries.   The Company's
international sales were $70.7 million in 1997, $59.2 million in 1996 and $26.3 million in 1995, representing increases of 19.5%, 125.1% and 128.7%, respectively, over the comparable prior periods.

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

The catalogs of the Company's subsidiaries and licensees are published under THE PC ZONE(R) and THE MAC ZONE(R) service marks, but are designed and produced locally in the native language, which allows them to be customized both in presentation and product mix to suit local needs. The Company's headquarters provides ongoing support in database marketing, catalog design, establishing relationships with product manufacturers, and product merchandising. The international catalogs attract manufacturers seeking broad international exposure for marketing of their microcomputer hardware, software and peripheral products. The Company believes that a number of microcomputer product manufacturers utilize the operations of the Company and its licensees as their primary channel for international distribution.

Some of the minority shareholders of the Company's subsidiaries have the right to require the Company to purchase their shares at a price calculated by a pre-determined formula based on performance of the business. Typically, a licensee will pay a one-time license fee plus a percentage royalty on ongoing sales revenues. Many of the licensees have granted the Company a right of first refusal in the event of any proposed sale of their business.

SYSTEMS

The Company has committed significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business. The Company's primary computer systems consist of a Hewlett-Packard 3000 Model 987/200, shadowed by a redundant Hewlett-Packard 3000 Model 995 for disaster recovery, an IBM AS/400, and a widely-used mail order and catalog management software package. The primary computer systems are used for marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions.

DISTRIBUTION CENTER

Airborne Logistics provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a contract that expires in March 1999. Employees of Airborne Logistics utilize the Company's systems, policies and procedures to receive, log and warehouse inventory shipments from product vendors, fill and ship domestic customer orders, and return inventory to product vendors when requested by the Company. The Company pays a flat rate for each order filled.

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

EMPLOYEES

At December 31, 1997, the Company had 652 employees in its domestic operations, and over 180 persons were employed by the Company's foreign subsidiaries. The Company considers its employee relations to be good. The Company has never had a work stoppage and no employees are represented by a labor organization. As a result of its growth, the Company has added a significant number of employees and has expended considerable efforts in training these new employees.

The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each employee receives training appropriate to his or her position and a complete new hire orientation. The training programs include: New Hire Orientation, Sales Training and Management Development. New telemarketing representatives participate in an eight-week training program to introduce them to the Company's systems and familiarize them with the available products and services.

TRADEMARKS

The Company conducts its business in the United States primarily under the service marks THE PC ZONE(R) and THE MAC ZONE(R) registered with the United States Patent and Trademark Office. These registrations have an indefinite term, so long as the service marks are used in connection with the Company's business activities. The Company intends to obtain service mark protection for these and related marks, to the extent available, in the foreign countries where the Company does or expects to do business and where it has or expects to have licensees. The Company believes its service marks have significant value and are an important factor in the marketing of its products. The Company intends to take appropriate steps to protect and renew its service mark registrations.

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

ITEM 2.  PROPERTIES

The Company currently leases approximately 132,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Renton, Washington and approximately 18,000 square feet of space for its return warehouse facility in Henderson, Nevada. The Company also leases approximately 36,000 square feet of office space in Bellevue, Washington, which has been sublet. Additionally, the Company operates sales and distribution facilities in Austria, Denmark, France, Germany, Great Britain, India, Mexico, Norway, Sweden, Switzerland and Venezuela.

ITEM 3.  LEGAL PROCEEDINGS

Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company. The Company believes that such claims and actions should not have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1997 to a vote of security holders.

                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The information for this item is incorporated by reference from the Company's 1997 Annual Report to Shareholders.

ITEM 6.  SELECTED FINANCIAL DATA

The information for this item is incorporated by reference from the Company's 1997 Annual Report to Shareholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information for this item is incorporated by reference from the Company's 1997 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information for this item is incorporated by reference from the Company's 1997 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III.


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders under the captions "Proposal No. 1: Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance."

John E. DeFeo, age 51, has served as the Company's President, Chief Executive Officer and Vice Chairman of the Board since January 1997. Mr. DeFeo has been a member of the Company's Board of Directors since April 1996. From 1994 to 1996, Mr. DeFeo was President and Chief Executive Officer of U.S. Airwaves, Inc., an early stage wireless telecommunications company that he founded. From 1985 to 1994, Mr. DeFeo served as President and Chief Executive Officer of U.S. West NewVector Group, the domestic cellular communications subsidiary of U.S. WEST, Inc.

Lorne G. Rubis, age 47, has served as the Executive Vice President of Sales since July of 1997. From 1996 to 1997 Mr. Rubis was the Vice President of Business Operations for the Los Angeles Kings Hockey Club. From 1992 to 1996, Mr. Rubis held the position of Vice President, reporting to the Chairman and CEO, at U.S. WEST, Inc., a Fortune 50 telecommunications/multimedia corporation.

Peter J. Biere, age 41, was appointed Senior Vice President - Finance and Chief Financial Officer in October 1995. He joined the company as Controller in 1993 and served as Vice President - Finance, Controller and Treasurer from 1994 until his promotion. From 1989 to 1992, he held various management and finance positions with Plum Creek Timber Company, L.P., whose general partner was Burlington Resources, Inc., a natural resource company.

William P. Cortes, age 42, joined Multiple Zones in November of 1997 as the Senior Vice President of International Operations. Prior to joining Multiple Zones, Mr. Cortes served as the Executive Director of International Markets for Metapath Software Corporation and the Executive Director Business Development for Aerial Communications, Inc., a subsidiary of Telephone and Data Systems, Inc. From 1986 to 1996, Mr. Cortes held various executive roles at U.S. WEST, Inc., including Executive Director Marketing, Director New Opportunity Development and Director Business Development. Mr. Cortes is licensed by the State of Washington as an Attorney at Law and a Certified Public Accountant.

Mark A. Bradley, age 33, joined Multiple Zones in January of 1998 as the Senior Vice President of Merchandising. From 1994 to 1998, Mr. Bradley held various management positions with MicroAge, Inc., most recently serving as Vice President of Hardware Strategy. Mr. Bradley was a National Account Sales Manager from 1991 to 1994 at NEC.

Chris G. Hauser, age 47, was appointed Senior Vice President of MIS/Operations in January of 1998. He joined the company in June of 1996 and served as Vice President of Operations until his promotion. From 1994 to 1996, Mr. Hauser was the Director of Distribution for the Fingerhut Companies, Inc.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Certain Other Holders."

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1998 Annual Meeting of Shareholders under the caption "Certain Transactions."

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)       1.  Index to Financial Statements:

          The following Consolidated Financial Statements of Multiple Zones International, Inc. and its subsidiaries, as contained in its 1997 Annual Report to Shareholders, are incorporated by reference in Part II, Item 8.

          Consolidated Balance Sheets as of December 31, 1997 and 1996

          Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995

          Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995

          Notes to Consolidated Financial Statements

          Report of Independent Accountants


(a)       2.  Index to Financial Statements Schedule:



Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in Consolidated Financial Statements and Notes thereto.

(a) 3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:


    Number                                                                Description
----------  --------------------------------------------------------------------------------------------------------------------
EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS
   3.1      Restated Articles of Incorporation (incorporated by reference from exhibit 3.1 to the Registrant's Registration
            Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
   3.2      Amended and Restated Bylaws, as amended (incorporated by reference from exhibit 3.2 to the Registrant's Registration
            Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
EXHIBIT NO. 10: MATERIAL CONTRACTS
     Compensation Plans and Agreements
   10.1     Multiple Zones International, Inc. 1993 Stock Incentive Plan, as amended (incorporated by reference from exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
   10.2     Stock Option Agreement between the Registrant and Peter J. Biere for stock option granted August 9, 1994 (incorporated by reference from exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No.
            333-04458))
   10.3     Form of Stock Option Agreement (used for all other stock options granted to executive officers prior to April 1, 1996)
            (incorporated by reference from exhibit 10.3 to the Registrant's Registration Statement on Form S-1 filed on June 5,
            1996 (File No. 333-04458))
   10.4     Stock Option Agreement dated as of January 5, 1997 between the registrant and John E. DeFeo (incorporated by reference from exhibit 10.26 to the Registrant's Annual Report on Form 10-K filed on March 25, 1997 (File No. 000-28488))
   10.5     Form of Stock Option Agreement (used for all other stock options granted to executive officers after March 31, 1996)
            (incorporated by reference from exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed on June 5,
            1996 (File No. 333-04458))
   10.6     Form of Stock Option Agreement (used for all stock options granted to outside directors) (incorporated by reference from exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
   10.7     Multiple Zones International, Inc. 401(k) Plan (incorporated by reference from exhibit 10.5 to the Registrant's
            Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
   10.8     Multiple Zones International, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibit 10.6 to the
            Registrant's Registration Statement on Form S- 1 filed on June 5, 1996 (File No. 333-04458))
   10.9     Multiple Zones International, Inc. Management Incentive Plan (incorporated by reference from exhibit 10.7 to the
            Registrant's Registration Statement on Form S- 1 filed on June 5, 1996 (File No. 333-04458))
   10.10    Form of Indemnification Agreement (entered into with each of Peter J. Biere and the Registrant's outside directors)
            (incorporated by reference from exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed on June 5,
            1996 (File No. 333-04458))
   10.11    Employment Agreement dated as of January 1, 1996 between the Registrant and Sadrudin J. Kabani (incorporated by reference from exhibit 10.12 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No.
            333-04458))
   10.12    Employment Agreement dated as of April 1, 1996 between the Registrant and Sadrudin J. Kabani (incorporated by reference from exhibit 10.13 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No.
            333-04458))

   10.13    Employment Agreement dated as of July 14, 1997 between the Registrant and Lorne G. Rubis
   10.14    Consulting Agreement between the Registrant and Carol L. Miltner (incorporated by reference from exhibit 10.17 to the
            Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
Other Material Contracts
   10.15    Warrant issued to Prudential Securities Incorporated dated October 27, 1995 (incorporated by reference from exhibit
            10.21 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
   10.16    Standard Office Lease-Gross dated October 4, 1993 between the Registrant and Hewlett-Packard Company (incorporated by reference from exhibit 10.23 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No.
            333-04458))
   10.17    Office Lease dated April 1, 1996 between the Registrant and Renton Talbot Delaware, Inc. (incorporated by reference from exhibit 10.24 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
   10.18    Industrial Real Estate Lease dated April 10, 1997 between the Registrant and Pacific Industrial Park LLC
   10.19    Ingram Micro Resale Agreement dated April 1, 1996 between Ingram Micro and the Registrant (incorporated by reference from exhibit 10.25 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
   10.20    Authorized Apple Catalog Reseller Sales Agreement between the Apple Computer, Inc. and the Registrant (incorporated by reference from exhibit 10.26 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No.
            333-04458))
   10.21    Storage and distribution Agreement dated September 28, 1992 between the Registrant and Advanced Logistics Services
            Corp., as amended (incorporated by reference from exhibit 10.27 to the Registrant's Registration Statement on Form S-1
            filed on June 5, 1996 (File No. 333-04458))
   10.22    Amendment to Storage and Distribution Agreement dated December 30, 1997, between the Registrant and Advanced Logistics
            Services Corp.
   10.23    Agreement for Wholesale Financing date January 15, 1996, as amended, between the Registrant and Deutsche Financial
            Services Corporation (incorporated by reference from exhibit 10.19 to the Registrant's Registration Statement on Form
            S-1 filed on June 5, 1996 (File No. 333-04458))
   10.24    Amendment to Agreement for wholesale financing dated April 23, 1997, between the Registrant and Deutsche Financial
            Services Corporation.
   10.25    Business Loan Agreement dated April 24, 1997, between the Registrant and U.S. Bank of Washington, National
            Association.
EXHIBIT NO. 13: ANNUAL REPORT TO SHAREHOLDERS
   13.1     Portions of 1997 Annual Report to Shareholders
EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT
   21.1     Subsidiaries of the Registrant (incorporated by reference from exhibit 21.1 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSELS
   23.1     Consent of Coopers & Lybrand L.L.P.
EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE
   27.1     Financial Data Schedule (December 31, 1997)
   27.2     (Restated December 31, 1995 through December 31, 1996)
   27.3     (Restated January 1, 1997 through September 30, 1997)



                                   SIGNATURES




Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MULTIPLE ZONES INTERNATIONAL, INC.


          Date:  March 27, 1998

                                    By: /s/ JOHN E. DEFEO
                                        --------------------------------------
                                        John E. DeFeo, Chief Executive Officer



                                        /s/ PETER J. BIERE
                                        ---------------------------------------
                                        Peter J. Biere, Chief Financial Officer


Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

               Signature                 Title                   Date
--------------------------------      ----------           --------------

/s/ JOHN H. BAUER
--------------------------------      Director           March 27, 1998
John H. Bauer

/s/ JOHN T. CARLETON
--------------------------------      Director           March 27, 1998
John T. Carleton

/s/ SADRUDIN J. KABANI
--------------------------------      Director           March 27, 1998
Sadrudin J. Kabani

/s/ FIROZ H. LALJI
--------------------------------      Director           March 27, 1998
Firoz H. Lalji

/s/ CAROL L. MILTNER
--------------------------------      Director           March 27, 1998
Carol L. Miltner

/s/ PAUL E. MONSON
--------------------------------      Director           March 27, 1998
Paul E. Monson