Form 10-Q
period 1998-03-31
MULTIPLE ZONES INTERNATIONAL INC
filed 1998-05-15
CIK 1013786

-------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                      ------------------------------------


                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1998             COMMISSION FILE NUMBER 0-28488



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

The number of shares of the registrant's Common Stock outstanding as of April 27, 1998 was 13,074,855.


--------------------------------------------------------------------------------

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX

                          PART I. FINANCIAL INFORMATION

Item 1.          Consolidated Financial Statements:

                 Consolidated Balance Sheets
                 March 31, 1998 and December 31, 1997...................................................................       3

                 Consolidated Statements of Operations and
                 Comprehensive Income Three months ended March 31, 1998 and 1997
                                                                                                                               4
                 Statements of Shareholders' Equity
                 Three months ended March 31, 1998......................................................................       5

                 Consolidated Statements of Cash Flows
                 Three months ended March 31, 1998 and 1997.............................................................       6

                 Notes to Consolidated Financial Statements.............................................................       7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations..........................................................       8


                           PART II. OTHER INFORMATION

Item 5.         Other Information.......................................................................................      14

Item 6.         Exhibits and Reports on Form 8-K........................................................................      14

                Signatures..............................................................................................      14

                         PART I - FINANCIAL INFORMATION

                       MULTIPLE ZONES INTERNATIONAL, INC.
                           CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                              March 31,  December 31,
                                                               1998          1997
                                                             ---------    ---------
                                     ASSETS

Current assets:
         Cash and cash equivalents                           $   6,802    $   1,645
         Receivables, net                                       37,094       42,944
         Inventories, net                                       37,952       40,169
         Prepaid expenses                                        3,220        4,012
         Income tax receivable                                   2,250        1,127
         Deferred income taxes                                   1,787        1,889
                                                             ---------    ---------
                  Total current assets                          89,105       91,786

Property and equipment, net                                     12,632       12,417
Other assets                                                       253          607
                                                             ---------    ---------
                  Total assets                               $ 101,990    $ 104,810
                                                             =========    =========

                       LIABILITIES & SHAREHOLDERS' EQUITY

Current liabilities:
         Bank lines of credit                                $   2,012    $   2,084
         Accounts payable                                       44,953       44,067
         Accrued liabilities and other                           7,565        9,059
         Current portion of capital lease obligations              952          961
         Income taxes payable                                                   540
                                                             ---------    ---------
                  Total current liabilities                     55,482       56,711

Capital lease obligations, net of current portion                  863          892
Other                                                            1,728        1,608
                                                             ---------    ---------
                  Total liabilities                             58,073       59,211
                                                             ---------    ---------
Minority interest                                                  473          628
                                                             ---------    ---------
Commitments and contingencies

Shareholders' equity:
         Common stock                                           37,841       37,751
         Retained earnings                                       6,022        7,256
         Foreign currency translation adjustment                  (419)         (36)
                                                             ---------    ---------
                  Total shareholders' equity                    43,444       44,971
                                                             ---------    ---------
                  Total liabilities & shareholders' equity   $ 101,990    $ 104,810
                                                             =========    =========

                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                            For the three months
                                                                              Ended March 31,
                                                                             1998        1997
                                                                          ---------    ---------

Net sales                                                                 $ 117,809    $ 122,755
Cost of sales                                                               103,891      106,208
                                                                          ---------    ---------
     Gross profit                                                            13,918       16,547

Selling, general and administrative expenses                                 15,908       12,928
                                                                          ---------    ---------
     Income (loss) from operations                                           (1,990)       3,619
                                                                          ---------    ---------
     Other (income) expense:
     Interest expense, net                                                      182          379
     Other (income) expense                                                    (295)           2
     Minority interest                                                           81            8
                                                                          ---------    ---------
                                                                                (32)         389
                                                                          ---------    ---------
     Income (loss) before income taxes                                       (1,958)       3,230
     Provision for (benefit from) income taxes                                 (724)       1,164
                                                                          ---------    ---------

     Net income (loss)                                                    $  (1,234)   $   2,066
                                                                          =========    =========

Other comprehensive income (expense), net of tax

     Foreign currency translation adjustments                                  (140)        (138)
     Less: Reclassification adjustment for gains included in net income
                                                                               (243)
                                                                          ---------    ---------
     Net foreign currency translation adjustments                              (383)        (138)
                                                                          ---------    ---------
     Comprehensive income (loss)                                          $  (1,617)   $   1,928
                                                                          =========    =========

     Basic earnings (loss) per share                                      $   (0.09)   $    0.16
                                                                          =========    =========
     Shares used in computation of basic earnings (loss) per share
                                                                             13,057       12,899
                                                                          =========    =========
     Diluted earnings (loss) per share                                    $   (0.09)   $    0.16
                                                                          =========    =========
     Shares used in computation of diluted earnings (loss) per share
                                                                             13,057       13,114
                                                                          =========    =========



                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (In thousands, except share data)
                                   (Unaudited)


                                                                        Foreign
                                                                        Currency
                                  Common Stock           Retained     Translation
                              Shares         Amount       Earnings     Adjustment        Total
                           -----------    -----------    -----------   -----------    -----------
Balance, January 1, 1998    13,041,464    $    37,751    $     7,256   $       (36)   $    44,971
Issuance of common stock        24,380             90                                          90
Net loss                                                      (1,234)                      (1,234)
Translation adjustment                                                        (383)          (383)
                           -----------    -----------    -----------   -----------    -----------
Balance, March 31, 1998     13,065,844    $    37,841    $     6,022   $      (419)   $    43,444
                           ===========    ===========    ===========   ===========    ===========




                 See notes to consolidated financial statements

              MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                           For the three months
                                                              ended March 31,
                                                           --------------------
                                                             1998        1997
                                                           --------    --------
   Cash flows from operating activities:
   Net income (loss)                                       $ (1,234)   $  2,066
   Adjustments to reconcile net income to
     net cash provided by operating activities:
   Allowance for inventory and receivables                     (590)        120
   Depreciation and amortization                                840         841
   Deferred income taxes                                         31
   Loss on disposal of asset                                     12
   Minority interest                                           (155)          8
   Changes in assets and liabilities:
         Accounts receivable                                  5,113      10,272
         Inventory                                            3,330      29,238
         Prepaid expenses and other assets                      944       2,308
         Accounts payable                                       675     (43,053)
         Accrued liabilities                                 (1,022)       (740)
         Income taxes                                        (1,663)      1,130
                                                           --------    --------
         Net cash provided by operating activities            6,281       2,190
                                                           --------    --------
Cash flows from investing activities:
   Purchases of property and equipment                       (1,052)     (1,533)
                                                           --------    --------
         Net cash used in investing activities               (1,052)     (1,533)
                                                           --------    --------
Cash flows from financing activities:
   Borrowings under line of credit agreement                  8,015      41,297
   Payments under line of credit agreement                   (8,073)    (38,950)
   Net change in book overdrafts                                405      (2,728)
   Proceeds from sale of common stock                            90         208
   Payments on capital leases                                   (72)       (274)
   Other                                                       (162)       (220)
                                                           --------    --------
         Net cash provided by financing activities              203        (667)
                                                           --------    --------
Effect of exchange rate on cash and cash equivalents           (275)       (120)
                                                           --------    --------
Net increase in cash and cash equivalents                     5,157        (130)

Cash and cash equivalents at beginning of period              1,645         976
                                                           --------    --------
Cash and cash equivalents at end of period                 $  6,802    $    846
                                                           ========    ========

                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


BASIS OF PRESENTATION

The consolidated financial statements and related notes thereto for the three months ended March 31, 1998 and 1997 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year- ended December 31, 1997.

EARNINGS PER SHARE

Earnings per share is computed using the provision of Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (the "Statement"). The statement specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS"). Basic EPS excludes all dilution. It is based upon the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

RECENT ACCOUNTING PRONOUNCEMENTS

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

The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

General

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of brand name microprocessor-based hardware, software, accessories and peripheral products for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company markets products through its two flagship catalogs, The Mac Zone (R) and The PC Zone (R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. In 1997 the Company expanded onto the Internet through the opening of its online superstores, zones.com. The Company distributed 11.5 million catalogs domestically in the three months ended March 31, 1998, with additional circulation by its subsidiaries and licensees through operations in 24 other countries worldwide.

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

                                                        Three months ended
                                                             March 31,
                                                  ------------------------------
                                                     1998                 1997
                                                  ---------            ---------
                                                (In thousands, except operating data)
Net sales                                         $ 117,809            $ 122,755
Cost of sales                                       103,891              106,208
                                                  ---------            ---------
Gross profit                                         13,918               16,547
SG&A expenses                                        15,908               12,928
                                                  ---------            ---------
Income (loss) from operations                        (1,990)               3,619
Other (income) expense                                  (32)                 389
                                                  ---------            ---------
Income(loss) before taxes                            (1,958)               3,230
Provision for (benefit from) taxes                     (724)               1,164
                                                  ---------            ---------
Net income (loss)                                 $  (1,234)           $   2,066
                                                  =========            =========


                                                     Three months ended
                                                          March 31,
                                            --------------------------------------
                                                1998                      1997
                                            -------------            -------------
Net sales                                         100.0 %                  100.0 %
Cost of sales                                        88.2                     86.5
                                            -------------            -------------
Gross profit                                         11.8                     13.5
SG&A expenses                                        13.5                     10.5
                                            -------------            -------------
Income (loss) from operations                        (1.7)                     3.0
Other (income) expense                               (0.1)                     0.3
                                            -------------            -------------
Income(loss) before taxes                            (1.6)                     2.7
Provision for (benefit from) taxes                   (0.6)                     0.9
                                            -------------            -------------
Net income (loss)                                    (1.0)%                  1.8 %
                                            =============            =============

Selected domestic operating data:
Catalog circulation                            11,450,000               13,150,000
Number of shipments                               316,000                  359,000
Average order size                          $         340            $         328

Comparison of the Three-month Periods ending March 31, 1998 and 1997.

Net Sales. Net sales decreased 4.0% to $117.8 million in the three months ended March 31, 1998 from $122.7 million in the comparable period. The decrease resulted primarily from a decrease in Mac product sales, partially offset by an increase in PC product sales. Additionally, the Company's platform mix has continued to shift toward PC products. PC platform sales increased to 48.0% of net sales in the quarter ended March 31, 1998 from 41.9% in the comparable period.

Net domestic PC product sales increased to $47.7 million in the three months ended March 31, 1998 from $45.0 million in the comparable period. The increase is due to an increase in PC catalog circulation and growth in sales to business, education, and government accounts. PC catalog circulation increased to 5.3 million in the three months ended March 31, 1998 from 4.8 million in the comparable period. Sales to business, education, and government accounts increased 22.6% to $40.2 million in the three months ended March 31, 1998 from $32.8 million in the comparable period. PC product sales represent 57.0% and 50.7% of the sales to business, education, and government accounts in each of the respective periods.

Net domestic Mac product sales decreased to $51.7 million in the three months ended March 31, 1998 from $62.4 million in the comparable period, a decrease of 17.2%. Mac catalog circulation decreased to 6.0 million in the three months ended March 31, 1998 from 8.0 million in the comparable period. The decrease in the domestic Mac product sales reflects the decrease in Mac catalog circulation and the overall comparative weakness in demand for Mac products between the two periods.

International subsidiary net sales in the three months ended March 31, 1998 were $18.4 million, an increase of 19.8% over the comparable period. Excluding the results of the operations that were closed in the prior year, net sales increased 40.8%. The increase in international subsidiary net sales resulted primarily from the addition of a subsidiary in India, as well as sales growth in the Company's operations in France, Germany, and the United Kingdom.

Gross Profit. Gross profit decreased to $13.9 million in the three months ended March 31, 1998 from $16.5 million in the comparable period, and decreased to 11.8% of net sales from 13.5%. Gross profit dollars declined due primarily to lower sales volume. Gross profit as a percentage of net sales declined due to continued industry price competition and lower average unit selling prices during the period.

Selling, General, and Administrative Expenses. SG&A expenses increased to $15.9 million in the three months ended March 31, 1998 from $12.9 million in the comparable period, and increased between periods as a percentage of net sales to 13.5% from 10.5%. SG&A increased due to increased expenses associated with catalog production, salaries, depreciation, and increased professional fees.

Other (Income)/Expense. Other income/expense was $32,000 of income in the three months ended March 31, 1998 compared to $389,000 of expenses in the comparable prior year period. The change is primarily attributable to decreased interest expense in the current year as compared to the prior year and recognition of a gain on the closure international subsidiaries in the current year quarter.

Income Tax (Benefit)/Expense. The income tax benefit for the three months ended March 31, 1998 was $724,000. Income tax expense for the three months ended March 31, 1997 was $1.2 million. The decrease in income tax expense is due to the loss recognized by the company in the three months ended March 31, 1998 compared to income in the prior year comparable period.

Net (Loss) Income. As a result of the above factors, a net loss of $1.2 million, 1.0% of net sales was incurred for the three months ended March 31, 1998. Net income for the three months ended March 31, 1997 was $2.1 million, 1.8% of net sales.

Trends

PC product sales represented 48.0% of domestic net sales for the first quarter of 1998 as compared to 41.9% in the three months ended March 31, 1997 and 49.7% in the three months ended December 31, 1997. Additionally, domestic net PC product sales increased 6.1% to $47.7 million for the first quarter of 1998 from $45.0 million in the first quarter of 1997.

Domestic net sales to business, education, and government accounts were $40.3 million in the first quarter of 1998 compared to $32.8 million and $49.9 million in the first quarter of 1997 and fourth quarter of 1997, respectively. During the three month periods ended March 31, 1998, March 31, 1997 and December 31, 1997, PC sales represented 57.0%, 50.7%, and 65.2% of the sales to business, education, and government accounts. The variation in sales levels can be attributable to the changes in staffing levels. The outbound telemarketing staff was comprised of 84 members as of March 31, 1998 compared to 77 at March 31, 1997 and 91 at December 31, 1997.

PC product sales and sales to business accounts tend to carry a lower average gross margin percentage and have contributed to a decrease in the gross margin percentage. The Company's gross margin percentage has decreased to 11.8% in the first quarter of 1998, compared to 13.5% in the first quarter of 1997 and 12.2% in the fourth quarter of 1997.

Circulation of The PC Zone was 5.3 million in the first quarter of 1998 compared to 4.8 million in the first quarter of 1997 and 6.0 million distributed in the fourth quarter of 1997. The Company is continuing to focus on growing it PC sales and plans to increase circulation. The Company's circulation in the fourth quarter is seasonally higher than other times during the year in order to capture a greater amount of the holiday buying.

Net domestic Mac product sales decreased 17.2% to $51.7 million in the first quarter of 1998 from $62.4 million in the first quarter of 1997. Circulation of The Mac Zone decreased to 6.0 million in the first quarter of 1998 compared to
8.0 million in the first and fourth quarters of 1997. A further decline in the demand for Mac products could have a material adverse effect on the Company's future results of operations.

The Company opened its Internet site in the first quarter of 1997. Web-based sales increased to $7.5 million in the three-month period ended March 31, 1998 compared to $416,000 in the quarter ended March 31, 1997 and $4.8 million in the quarter ended December 31, 1997.

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

Seasonal Factors

Seasonal factors cause sales of microcomputer software and hardware products through the direct marketing channel to be somewhat stronger in the fourth calendar quarter than in the other periods. Sales during the fourth quarter tend to be stronger as manufacturers make year-end introductions of new products and increased marketing activities related to the holiday season, and as corporate purchasing activities increase at the end of budgetary cycles.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of March 31, 1998, the Company had total assets of $102.0 million, of which $89.1 million were current assets. At March 31, 1998 and December 31, 1997 the Company had cash and cash equivalents of $6.8 million and $1.6 million, respectively, and working capital of $33.6 million and $35.1 million, respectively. Net cash provided by operating activities was $6.3 million and $2.2 million for the three month ended March 31, 1998 and 1997, respectively.

Cash inflows in the three months ended March 31, 1998 were primarily due to a reduction in accounts receivable and inventories. In the period ended March 31, 1998 accounts receivable decreased $5.1 million and inventories decreased $3.3 million. Cash inflows in the three months ended March 31, 1997 were primarily due to the net effect of lower accounts payable offset by lower accounts receivable and inventory. In the three months ended March 31, 1997 accounts payable decreased $43.0 million, accounts receivable decreased $10.3 million and inventories decreased $29.2 million.

Cash outlays for capital expenditures were $1.0 million and $1.5 million in the three months ended March 31, 1998 and 1997, respectively. These expenditures were primarily for information system enhancements and furniture and equipment.

During the three months ended March 31, 1998 and 1997 the effect of the foreign exchange rate on cash was an outflow of $275,000 and $120,000, respectively.

The Company has two domestic revolving lines of credit from commercial banks. The Company has a $30.0 million and a $20.0 million line of credit collateralized by accounts receivable and inventories, respectively. At March 31, 1998, the Company received a waiver related to noncompliance with one of the restrictive covenants under its $30.0 million line of credit collateralized by accounts receivable. At March 31, 1998, there were no borrowings outstanding under the facilities. Additionally, at March 31, 1998, the Company had $2.5 million of unused letters of credit.

The net amount of vendor credit outstanding at March 31, 1998 was $45.0 million of which $12.9 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors.

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

Other Matters

The Company is currently conducting its assessment of the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any of the Company's program that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000, which could result in miscalculations or system failures.

The Company's assessment has not yet been completed. Accordingly, the extent of potential impact, if any, of the year 2000 on the company's computerized information systems, whether or not processing errors caused thereby may be remedied, the cost of such remedies, and the time necessary to implement them are uncertain. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. The Company believes it is devoting the resources necessary to assess and resolve all significant year 2000 issues in a timely manner.

Statement under the Private Securities Litigation Reform Act of 1995

With the exception of the historical information contained herein, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to variability of quarterly results, reliance on vendor support and relationships, and dependence on sales of Macintosh products. These and other risk factors are described generally in the Risk Factors section of the Company's 10-K dated March 31, 1998 filed with the Securities and Exchange Commission.

Part II.          Other Information


Item 6.      Exhibits and Reports on Form 8-K

(a)          Exhibits

27.1         Financial Data Schedule

(b)          Reports on Form 8-K

             No Reports on Form 8-K were filed during the Quarter ended March 31, 1998.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                         MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  May 14, 1998                     By:  /S/ FIROZ H. LALJI
                                         --------------------------------------

                                         Firoz H. Lalji, Chief Executive Officer



Dated:  May 14, 1998                     By:  /S/ PETER J. BIERE
                                         ------------------------------------

                                         Peter J. Biere, Chief Financial Officer

                                  EXHIBIT INDEX

Exhibits

27.1         Financial Data Schedule