Form 10-Q
period 1998-06-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1998-08-14
CIK 1013786

--------------------------------------------------------------------------------



                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549

                        ------------------------------------


                                     FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED JUNE 30, 1998  COMMISSION FILE NUMBER  0-28488



                         MULTIPLE ZONES INTERNATIONAL, INC.
               (Exact name of registrant as specified in its charter)



               WASHINGTON                               91-1431894
        (State of incorporation)                     (I.R.S. Employer
                                                 Identification Number)


            707 SOUTH GRADY WAY
             RENTON, WASHINGTON                        98055-3233
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

The number of shares of the registrant's Common Stock outstanding as of July 31, 1998 was 13,084,723.

------------------------------------------------------------------------------

                         MULTIPLE ZONES INTERNATIONAL, INC.

                                       INDEX



                           PART I.  FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
          June 30, 1998 and December 31, 1997 . . . . . . . . . . . .       3

          Consolidated Statements of Operations and
          Comprehensive Income Three and six months
          ended June 30, 1998 and 1997. . . . . . . . . . . . . . . .       4

          Statements of Shareholders' Equity
          Six months ended June 30, 1998. . . . . . . . . . . . . . .       5

          Consolidated Statements of Cash Flows
          Six months ended June 30, 1998 and 1997 . . . . . . . . . .       6

          Notes to Consolidated Financial Statements. . . . . . . . .       7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . .       8

                             PART II.  OTHER INFORMATION


Item 5.   Other Information . . . . . . . . . . . . . . . . . . . . .      15

Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . .      15

          Signatures. . . . . . . . . . . . . . . . . . . . . . . . .      15

                           PART I - FINANCIAL INFORMATION

                         MULTIPLE ZONES INTERNATIONAL, INC.
                            CONSOLIDATED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)



                                                            June 30,       December 31,
                                                              1998            1997
                                                          -------------    -------------
ASSETS
Current assets:
   Cash and cash equivalents                                $   14,498      $   1,645
   Receivables, net                                             32,426         42,944
   Inventories, net                                             27,228         40,169
   Prepaid expenses                                              3,394          4,012
   Income tax receivable                                         5,267          1,127
   Deferred income taxes                                         1,728          1,889
                                                         -------------  -------------
          Total current assets                                  84,541         91,786

Property and equipment, net                                      8,495         12,417
Other assets                                                       699            607
                                                         -------------  -------------
          Total assets                                      $   93,735      $ 104,810
                                                         -------------  -------------
                                                         -------------  -------------
LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
   Bank lines of credit                                     $   2,385       $   2,084
   Accounts payable                                             43,663         44,067
   Accrued liabilities and other                                 7,769          9,059
   Current portion of capital lease obligations                    892            961
   Income taxes payable                                            208            540
                                                         -------------  -------------
          Total current liabilities                             54,917         56,711

Capital lease obligations, net of current portion                  785            892
Other                                                            1,844          1,608
                                                         -------------  -------------
          Total liabilities                                     57,546         59,211
                                                         -------------  -------------
Minority interest                                                  323            628
                                                         -------------  -------------
Commitments and contingencies

Shareholders' equity:
   Common stock                                                 37,871         37,751
   Retained earnings (deficit)                                  (1,745)         7,256
   Foreign currency translation adjustment                        (260)           (36)
                                                         -------------  -------------
          Total shareholders' equity                            35,866         44,971
                                                         -------------  -------------
          Total liabilities & shareholders' equity          $   93,735      $ 104,810
                                                         -------------  -------------
                                                         -------------  -------------

                    See notes to consolidated financial statements

                   MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)



                                             For the six months              For the three months
                                                ended June 30,                 ended June 30,
                                             1998          1997              1998           1997
                                        ------------   ------------     ------------   ------------

Net sales                                 $230,681       $230,798         $112,872       $108,043
Cost of sales                              206,631        203,264          102,740         97,057
                                      ------------   ------------     ------------   ------------
   Gross profit                             24,050         27,534           10,132         10,986

Selling, general and administrative
      expenses                              34,272         31,214           18,364         18,285
                                      ------------   ------------     ------------   ------------
   Loss from operations                    (10,222)        (3,680)          (8,232)        (7,299)
                                      ------------   ------------     ------------   ------------
Other expense:
  Interest expense, net                        390            590              209            210
  Other expense                              3,103            215            3,397            214
  Minority interest                            (60)           (99)            (141)          (107)
                                      ------------   ------------     ------------   ------------
                                             3,433            706            3,465            317
                                      ------------   ------------      -----------   ------------

Loss before income taxes                   (13,655)        (4,386)         (11,697)        (7,616)

Benefit from income taxes                   (4,654)          (815)          (3,930)        (1,980)
                                      ------------   ------------     ------------   ------------

   Net loss                               $(9,001)       $(3,571)         $(7,767)       $(5,636)
                                      ------------   ------------     ------------   ------------
                                      ------------   ------------     ------------   ------------



   Other comprehensive income
      (expense), net of tax

   Foreign currency translation
      adjustments                              19           (112)            (160)           (26)
   Reclassification adjustment for
      gains included in net income           (243)

   Basic and diluted loss per share       $ (0.69)       $ (0.28)        $  (0.59)       $ (0.44)
                                      ------------   ------------     ------------   ------------
                                      ------------   ------------     ------------   ------------

  Shares used in computation of basic
      and diluted loss per share           13,065         12,928           13,074         12,930
                                      ------------   ------------     ------------   ------------
                                      ------------   ------------     ------------   ------------

                      See notes to consolidated financial statements

                MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                         STATEMENTS OF SHAREHOLDERS' EQUITY
                         (In thousands, except share data)
                                    (Unaudited)

                                                                                       Foreign
                                                                                       Currency
                                                Common Stock           Retained      Translation
                                          Shares          Amount       Earnings       Adjustment       Total
                                          ------          ------       --------      -----------       -----
Balance, January 1, 1998                13,041,464        $37,751       $ 7,256        $   (36)       $44,971
Issuance of common stock                    33,391            120                                         120
Net loss                                                                 (9,001)                       (9,001)
Translation adjustment                                                                    (224)          (224)
                                        ----------    -----------    -----------    -----------    -----------
Balance, June 30, 1998                  13,074,855        $37,871       $ (1,745)       $  (260)       $35,866
                                        ----------    -----------    -----------    -----------    -----------
                                        ----------    -----------    -----------    -----------    -----------

                      See notes to consolidated financial statements

                MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)


                                                                  For the six months
                                                                   ended June 30,
                                                             -----------------------------
                                                                 1998           1997
                                                             -----------------------------
Cash flows from operating activities:
  Net loss                                                    $ (9,001)     $  (3,571)
  Adjustments to reconcile net income to
    net cash provided by operating activities:
  Allowance for inventory and receivables                        1,773          4,925
  Depreciation and amortization                                  1,715          1,396
  Deferred income taxes                                             84          1,329
  Loss on disposal of asset                                      3,685            157
  Minority interest                                               (304)          (100)
  Changes in assets and liabilities:
    Accounts receivable                                          9,677         11,534
    Inventory                                                   11,835         39,950
    Prepaid expenses and other assets                              569          5,438
    Accounts payable                                            (2,741)       (50,384)
    Accrued liabilities                                           (862)           309
    Income taxes                                                (4,434)        (2,391)
                                                             ---------       --------
    Net cash provided by operating activities                   11,996          8,592
                                                             ---------       --------

Cash flows from investing activities:
  Purchases of property and equipment                           (1,445)        (2,936)
                                                             ---------       --------
    Net cash used in investing activities                       (1,445)        (2,936)
                                                             ---------       --------
Cash flows from financing activities:
  Borrowings under line of credit agreement                      8,451         66,051
  Payments under line of credit agreement                       (8,077)       (65,625)
  Net change in book overdrafts                                  2,448         (6,024)
  Proceeds from sale of common stock                               120           (554)
  Payments on capital leases                                      (214)           393
  Other                                                           (163)           282
                                                             ---------       --------
    Net cash provided by (used) in financing activities          2,565         (5,477)
                                                             ---------       --------
Effect of exchange rate on cash and cash equivalents              (262)          (127)
                                                             ---------       --------
Net increase in cash and cash equivalents                       12,854             52

Cash and cash equivalents at beginning of period                 1,644            976
                                                             ---------       --------
Cash and cash equivalents at end of period                   $  14,498     $    1,028
                                                             ---------       --------
                                                             ---------       --------

                      See notes to consolidated financial statements

                  MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The consolidated financial statements and related notes thereto for the three and six months ended June 30, 1998 and 1997 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim period. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year- ended December 31, 1997.

2.   EARNINGS PER SHARE

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

3.   RECENT ACCOUNTING PRONOUNCEMENTS

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("FAS 133"). FAS 133 establishes a new model for accounting for derivatives and hedging activities. The implementation of FAS 133 is required for financial statements issued for periods beginning after June 15, 1999; earlier application is permitted. Management is currently evaluating the requirements of FAS 133; however it is not expected to have a material impact on the presentation of the Company's financial statements.

4.   STOCK OPTIONS

On June 1, 1998, the Board of Directors adopted a resolution for all employees below the level of Vice-President, re-pricing all options granted and unexercised prior to June 1, 1998 to that day's fair market value, or $3.13 per share. While the vesting periods were not affected, employees must wait one year to exercise vested shares at the new price.
                                       7

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

General

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of brand name microprocessor-based hardware, software, accessories and peripheral products for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company markets products through its two flagship catalogs, The Mac Zone (R) and The PC Zone (R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. In 1997 the Company expanded onto the Internet through the opening of its online superstore, zones.com. The Company distributed 23.65 million catalogs domestically in the six months ended June 30, 1998, with additional circulation by its subsidiaries and licensees through operations in 15 other countries worldwide.

Results of Operations

The following tables present the Company's unaudited consolidated results of operations, in dollars and as a percentage of net sales, and selected domestic operating data for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's unaudited Consolidated Financial Statements and, in the opinion of management, includes all adjustments, consisting of normal recurring accruals and special charges necessary for a fair presentation of the results of such periods.

                                                        Six months ended              Three months ended
                                                            June 30,                      June 30,
                                                     -----------------------        -----------------------
                                                       1998           1997            1998         1997
                                                     ---------     ---------        ---------    ----------
                                                            (In thousands, except operating data)
Net sales                                          $ 230,681      $ 230,798      $ 112,872      $ 108,043
Cost of sales                                        206,631        203,264        102,740         97,057
                                                   ---------      ---------      ---------      ---------
Gross profit                                          24,050         27,534         10,132         10,986
SG&A expenses                                         34,272         31,214         18,364         18,285
                                                   ---------      ---------      ---------      ---------
Loss from operations                                 (10,222)        (3,680)        (8,232)        (7,299)
Other expense                                          3,433            706          3,465            317
                                                   ---------      ---------      ---------      ---------
Loss before taxes                                    (13,655)        (4,386)       (11,697)        (7,616)
Benefit from taxes                                    (4,654)          (815)        (3,930)        (1,980)
                                                   ---------      ---------      ---------      ---------
Net loss                                           $  (9,001)      $ (3,571)      $ (7,767)      $ (5,636)
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------


                                                        Six months ended              Three months ended
                                                            June 30,                      June 30,
                                                     -----------------------        -----------------------
                                                       1998           1997            1998         1997
                                                     ---------     ---------        ---------    ----------

Net sales                                              100.0%         100.0%         100.0%         100.0%
Cost of sales                                           89.6           88.1           91.0           89.8
                                                   ---------      ---------      ---------      ---------
Gross profit                                            10.4           11.9            9.0           10.2
SG&A expenses                                           14.9           13.5           16.3           16.9
                                                   ---------      ---------      ---------      ---------
Loss from operations                                    (4.5)          (1.6)          (7.3)          (6.7)
Other expense                                            1.5            0.3            3.1            0.3
                                                   ---------      ---------      ---------      ---------
Loss before taxes                                       (6.0)          (1.9)         (10.4)          (7.0)
Benefit from taxes                                      (2.0)          (0.4)          (3.5)          (1.8)
                                                   ---------      ---------      ---------      ---------
Net loss                                                (4.0%)         (1.5%)         (6.9%)         (5.2%)
                                                   ---------      ---------      ---------      ---------
                                                   ---------      ---------      ---------      ---------

Selected domestic operating data:
Catalog circulation                               23,650,000     25,600,000     12,200,000     12,450,000
Number of shipments                                  594,000        631,000        278,000        271,000
Average order size                                 $     352      $     342      $     366      $     361

Comparison of the Three-month Periods ending June 30, 1998 and 1997.

Net Sales. Net sales were $112.9 million for the three months ended June 30, 1998, representing a 4.5% increase over the prior year quarter. The increase resulted primarily from increased PC product sales, partially offset by a decrease in Mac product sales. PC platform sales increased to 49% of net sales from 48% of net sales over the prior quarter and from 41.9% in the comparable period.

Net domestic PC product sales increased 13.9% to $46.5 million in the three months ended June 30, 1998 from $40.8 million in the comparable period. The increase is due primarily to increased sales to business and education accounts, as well as an increase in PC catalog circulation, which grew to 6.0 million in the three months ended June 30, 1998 from 4.8 million in the comparable period. Sales to business and education accounts increased 22.7% to $39.9 million in the three months ended June 30, 1998 from $32.5 million in the comparable period. PC product sales represent 54.6% and 52.7% of sales to business and education accounts in each of the respective periods.

Net domestic Mac product sales were relatively stable, decreasing 2.5% to $48.5 million in the three months ended June 30, 1998 from $49.7 million in the comparable period. In addition, Mac catalog circulation decreased to 6.0 million in the three months ended June 30, 1998 from 7.0 million in the comparable period. While sales per catalog increased, unit sales and average selling price declined slightly. Unit sales declines were due in part to the discontinuance of Mac clones in early 1998.

International subsidiary net sales in the three months ended June 30, 1998 were $17.9 million, an increase of 2.2% over the comparable period. Excluding results of subsidiaries no longer operating, net sales increased 2.7% over the comparable period. The increase in international subsidiary net sales resulted primarily from sales growth in the Company's operations in Germany, France, and the United Kingdom.

Gross Profit. Gross profit decreased to $10.1 million in the three months ended June 30, 1998 from $11.0 million in the comparable period. Included in each period are charges totaling $2.9 million and $2.5 million, respectively, primarily related to allowances for obsolete and non-returnable inventory.
Prior to the charges, gross profit as a percentage of sales was 11.5% and 12.5%, respectively. Gross profit dollars declined in general due primarily to lower sales volume. Gross profit as a percentage of net sales declined due to continued industry price competition and lower average unit selling prices during the period.

Selling, General, and Administrative Expenses. SG&A increased to $18.4 million in the three months ended June 30, 1998, from $18.3 million in the comparable period, and decreased as a percentage of sales to 16.3% from 16.9%, respectively. Included in the current quarter are charges totaling $2.3 million, primarily related to staffing reductions and the closure or sale of certain international operations. Included in the prior year quarter are charges totaling $5.3 million, primarily related to uncollectable co-op receivables, write-off of international goodwill and severance expenses. Prior to the charges, SG&A expenses increased to 14.2% in the three months ended June 30, 1998, from 12.0% in the comparable quarter. The increase in SG&A expense is primarily related to higher net advertising costs, salaries, depreciation and professional fees.

Other Expense. Other expense was $3.5 million in the three months ended June 30, 1998 compared to $.3 million in the prior quarter. During the second quarter the Company recorded charges to income of $3.5 million related to the disposal of certain unproductive computer hardware and software costs in the current year quarter.

Income Tax Benefit. The income tax benefit for the three months ended June 30, 1998 was $3.9 million. The income tax benefit for the three months ended June 30, 1997 was $2 million. The increase in income tax benefit is due to the increased loss recognized by the company in the three months ended June 30, 1998 compared to loss in the prior year comparable period.

Net Loss. As a result of the above factors, a net loss of $7.8 million, or 6.9% of net sales was incurred for the three months ended June 30, 1998. Net loss for the three months ended June 30, 1997 was $5.6 million, 5.2% of net sales.

Comparison of the Six-month Periods ending June 30, 1998 and 1997.

Net Sales. Net sales were $230.7 million in the six months ended June 30, 1998 in line with $230.8 million in the comparable period. The decrease in domestic Mac product sales was offset by an increase in domestic PC product sales. PC platform sales increased from 43.4% of net sales to 48.5% over the prior year period.

Net domestic PC product sales increased to $94.2 million in the six months ended June 30, 1998 from $85.8 million in the comparable period. The increase is due to an increase in catalog circulation to 11.3 million in the six months ended June 30, 1998, from 9.5 million in the comparable period. Sales to business and education accounts increased 4.2% to $80.2 million in the six months ended June 30, 1998 from $65.4 million in the comparable period. PC product sales represented 55.8% and 51.7% of sales to business and education accounts in each of the respective periods.

Net domestic Mac product sales decreased 10.7% to $100.1 million in the six months ended June 30, 1998 from $112.1 million in the comparable period. In addition, Mac catalog circulation decreased to 12.0 million in the six months ended June 30, 1998 from 15.0 million in the comparable period. While sales per catalog increased, unit sales and average selling price declined. Unit sales declines were due in part to the discontinuance of Mac clones in early 1998.

International subsidiary net sales in the six months ended June 30, 1998 were $36.3 million, an increase of 10.4% over the comparable period. Excluding the results of subsidiaries no longer operating, net sales increased 11% over the comparable period. The increase in international subsidiary net sales resulted primarily from sales growth in the Company's operations in Germany, France, and the United Kingdom.

Gross Profit. Gross profit decreased to $24.1 million in the six months ended June 30, 1998 from $27.5 million in the comparable period, and decreased between periods to 10.4% from 11.9% of net sales. Included in each period are charges totaling $2.9 million and $2.5 million, respectively, primarily related to allowances for obsolete and non-returnable inventory. Prior to the charges, gross profit as a percentage of sales were 11.5% and 12.5%, respectively.

Selling, General and Administrative Expenses. SG&A expenses increased to $34.3 million in the six months ended June 30, 1998 from $31.2 million in the comparable period, and increased between periods as a percentage of net sales to 14.9% from 13.5%. Included in the current period are charges totaling $2.3 million, primarily related to staffing reductions and the closure or sale of certain international operations. Included in the prior year period are charges totaling $5.3 million, primarily related to uncollectable co-op receivables, write off of international goodwill and severance expense.
Prior to the charges, SG&A increased to 14.2% in the 6 months ended June 30, 1998 from 12.0% in the comparable period. The increase in SG&A expense is primarily related to higher net advertising costs, salaries, depreciation and professional fees.

Other Expense. Other expense increased to $3.4 million in the six months ended June 30, 1998 from $.7 million in the comparable period, primarily as a result of recognition of loss on the disposal of certain unproductive computer hardware and software costs in the current period.


Income Tax Benefit. The income tax benefit for the six months ended June 30, 1998 was $4.7 million. The income tax benefit for the six months ended June 30, 1997 was $.8 million. The increase in income tax benefit is due to the increased loss recognized by the company in the six months ended June 30, 1998 compared to loss in the prior year comparable period.

Net Loss. As a result of the above factors, a net loss of $9.0 million or 4.0% of net sales was incurred for the six months ended June 30, 1998. Net loss for the six months-ended June 30,1997 was $3.6 million or 1.5% of net sales.

Trends

PC product sales represented 49.0% of domestic net sales for the second quarter of 1998 as compared to 45.1% in the three months ended June 30, 1998 and 48.0% in the three months ended March 31, 1998. Additionally, domestic net PC product sales increased 13.9% to $46.5 million for the second quarter of 1998 from $40.8 million in the second quarter of 1997 and decreased 3% from $47.7 million in the first quarter 1998. Circulation of The PC Zone was
6.0 million in the second quarter of 1998 compared to 4.75 million in the second quarter of 1997 and 5.25 million distributed in the first quarter of 1998.

Domestic net sales to business and education accounts were $39.9 million in the second quarter of 1998 compared to $32.5 million and $40.3 million in the second quarter of 1997 and first quarter of 1998, respectively. During the three months ended June 30, 1998, June 30, 1997 and March 31, 1998, PC sales represented 54.6%, 52.7%, and 57.0% of the sales to business and education accounts.

PC product sales and sales to business accounts tend to carry a lower average gross margin percentage and have contributed to a decrease in overall gross margin percentage. The Company's gross margin as a percentage of net sales has decreased to 9% in the second quarter of 1998, compared to 10.2% in the second quarter of 1997 and 11.8% in the first quarter of 1998. Prior to special charges, gross profit as a percentage of sales was 11.5%.

Net domestic Mac product sales decreased 2.5% to $48.5 million in the second quarter of 1998 from $50 million in the second quarter of 1997. Circulation of The Mac Zone decreased to 6.0 million in the second quarter of 1998 compared to 7.0 million in the second quarter of 1997. Decline in the demand for Mac products has stabilized in the first two quarters of 1998.

The Company opened its Internet site in the first quarter of 1997. Web-based sales increased to $7.8 million in the three-month period ended June 30, 1998 compared to $1.4 million in the quarter ended June 30, 1997 and $7.5 million in the quarter ended March 31, 1998.

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

Liquidity and Capital Resources

As of June 30, 1998, the Company had total assets of $93.7 million, of which $84.5 million were current assets. At June 30, 1998 and December 31, 1997 the Company had cash and cash equivalents of $14.5 million and $1.6 million, respectively, and working capital of $29.6 million and $35.1 million, respectively. Net cash provided by operating activities was $12.0 million and $8.6 million for the six months ended June 30, 1998 and 1997, respectively.

Cash inflows in the six months ended June 30, 1998 were primarily due to a reduction in accounts receivable and inventories. In the period ended June 30, 1998 accounts receivable decreased $9.7 million and inventories decreased $11.8 million. Cash inflows in the six months ended June 30, 1997 were primarily due to a reduction in accounts receivable and inventories. In the six months ended June 30, 1997, accounts receivable decreased $11.5 million and inventories decreased $39.9 million.

Cash outlays for capital expenditures were $1.4 million and $2.9 million in the six months ended June 30, 1998 and 1997, respectively. During the quarter ended June 30, 1998 the Company wrote off $3.5 million of unproductive computer hardware and software costs. The Company has committed to investing a like amount to upgrade its computer systems capacity and to migrate to the newest version of its enterprise software system over the next three quarters.

During the six months ended June 30, 1998 and 1997 the effect of the foreign exchange rate on cash was an outflow of $.3 million and $.1 million, respectively.

The Company has two domestic revolving lines of credit from commercial banks. The Company has a $15.0 million and a $20.0 million line of credit collateralized by accounts receivable and inventories, respectively. At June 30, 1998, the Company received a waiver related to noncompliance with one of the restrictive covenants under its $15.0 million line of credit collateralized by accounts receivable. At June 30, 1998, there were no borrowings outstanding under either of the facilities. Additionally, at June 30, 1998, the Company had $2.5 million of unused letters of credit.

The net amount of vendor credit outstanding at June 30, 1998 was $43.7 million of which $17.2 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors.

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

Other Matters

The Company is currently conducting its assessment of the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems and those of its customers and vendors. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Any programs of the Company, its customers or its vendors that have time-sensitive software may recognize a date using "00" as the year 1900 rather that the year 2000, which could result in miscalculations or system failures.

The Company's assessment has not yet been completed. Accordingly, the extent of potential impact, if any, of the year 2000 on these computerized information systems, whether or not processing errors caused thereby may be remedied, the cost of such remedies, and the time necessary to implement them are uncertain. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could result in a material financial risk. The Company believes it is devoting the resources necessary to assess and resolve all significant year 2000 issues in a timely manner.

Statement under the Private Securities Litigation Reform Act of 1995

With the exception of the historical information contained herein, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to variability of quarterly results, reliance on vendor support and relationships, and dependence on sales of Macintosh products. These and other risk factors are described generally in the Risk Factors section of the Company's 10-K dated December 31, 1997 filed with the Securities and Exchange Commission.

                             Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

27.1      Financial Data Schedule

(b)  Reports on Form 8-K

     On May 20, 1998, the Company filed a report on form 8-K containing the press release that announced the appointment of Firoz Lalji as the Company's President and Chief Executive Officer. No other Reports on Form 8-K were filed during the Quarter ended June 30, 1998.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                              MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  August 14, 1998       By: /s/ Firoz H. Lalji
                              ---------------------------------------
                              Firoz H. Lalji, Chief Executive Officer



Dated:  August 14, 1998       By: /s/ Peter J. Biere
                              ---------------------------------------
                              Peter J. Biere, Chief Financial Officer

                                   EXHIBIT INDEX

Exhibits

27.1      Financial Data Schedule