Form 10-Q
period 1998-09-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1998-11-13
CIK 1013786

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

  FOR THE QUARTER ENDED SEPTEMBER 30, 1998     COMMISSION FILE NUMBER 0-28488


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

The number of shares of the registrant's Common Stock outstanding as of October 13, 1998 was 13,084,838.

-------------------------------------------------------------------------------

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                    INDEX


                         PART I. FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements:

            Consolidated Balance Sheets
            September 30, 1998 and December 31, 1997............................  3

            Consolidated Statements of Operations and Other Comprehensive Income
            Three and nine months ended September 30, 1998 and 1997.............  4

            Statements of Shareholders' Equity
            Nine months ended September 30, 1998................................  5

            Consolidated Statements of Cash Flows
            Nine months ended September 30, 1998 and 1997.......................  6

            Notes to Consolidated Financial Statements..........................  7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations.......................  8

                           PART II. OTHER INFORMATION
Item 6.     Exhibits and Reports on Form 8-K.................................... 16

            Signatures.......................................................... 16

                        PART I - FINANCIAL INFORMATION

                      MULTIPLE ZONES INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)
                                  (Unaudited)

                                                                                     September 30,           December 31,
                                                                                         1998                    1997
                                                                                     -------------           ------------
                                    ASSETS
Current assets:
     Cash and cash equivalents                                                         $   13,612             $   1,645
     Receivables, net                                                                      35,395                42,944
     Inventories, net                                                                      32,333                40,169
     Prepaid expenses                                                                       3,167                 4,012
     Income tax receivable                                                                  5,409                 1,127
     Deferred income taxes                                                                  1,717                 1,889
                                                                                       ----------             ---------
         Total current assets                                                              91,633                91,786

Property and equipment, net                                                                 8,052                12,417
Other assets                                                                                  886                   607
                                                                                        ----------            ---------
         Total assets                                                                  $  100,571             $ 104,810
                                                                                       ----------             ---------
                                                                                       ----------             ---------
                      LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
     Bank lines of credit                                                              $    2,968             $   2,084
     Accounts payable                                                                      49,013                44,067
     Accrued liabilities and other                                                          9,105                 9,059
     Current portion of capital lease obligations                                             793                   961
     Income taxes payable                                                                     -                     540
                                                                                       ----------             ---------
         Total current liabilities                                                         61,879                56,711

Capital lease obligations, net of current portion                                             556                   892
Other                                                                                       1,792                 1,608
                                                                                       ----------             ---------
         Total liabilities                                                                 64,227                59,211
                                                                                       ----------             ---------

Minority interest                                                                             303                   628
                                                                                       ----------             ---------
Commitments and contingencies

Shareholders' equity:
     Common stock                                                                          37,898                37,751
     Retained earnings (deficit)                                                           (1,596)                7,256
     Foreign currency translation adjustment                                                 (261)                  (36)
                                                                                       ----------             ---------
         Total shareholders' equity                                                        36,041                44,971
                                                                                       ----------             ---------
         Total liabilities & shareholders' equity                                      $  100,571             $ 104,810
                                                                                       ----------             ---------
                                                                                       ----------             ---------

                          See notes to consolidated financial statements

             MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      (In thousands, except share data)
                                 (Unaudited)


                                                            For the nine months                 For the three months
                                                            ended September 30,                  ended September 30,
                                                           1998               1997              1998              1997
                                                       ------------       ------------     ------------      ------------
Net sales                                                  $355,010           $346,523         $124,329          $115,725
Cost of sales                                               316,830            305,959          110,199           102,694
                                                       ------------       ------------     ------------      ------------
   Gross profit                                              38,180             40,564           14,130            13,031
   Selling, general and administrative expenses              48,149             46,492           13,877            15,279
                                                       ------------       ------------     ------------      ------------
   Income (loss) from operations                             (9,969)            (5,928)             253            (2,248)
                                                       ------------       ------------     ------------      ------------
Other expense:
   Interest expense, net                                        564                805              174               216
   Other expense                                              2,938                263             (165)               48
   Minority interest                                            (42)               (36)              18                62
                                                       ------------       ------------     ------------      ------------
   Other expense                                              3,460              1,032               27               326
                                                       ------------       ------------      -----------      ------------
Income (loss) before income taxes                           (13,429)            (6,960)             226            (2,574)
Provision for (benefit from) income taxes                    (4,577)            (1,051)              77              (236)
                                                       ------------       ------------     ------------      ------------
   Net income (loss)                                        $(8,852)           $(5,909)            $149           $(2,338)

   Other comprehensive income (expense),
   net of tax:

      Foreign currency translation adjustments                   18               (122)               2               (10)

      Reclassification for gains included in
      net income                                               (243)
                                                       ------------       ------------      -----------      ------------
   Other comprehensive income (expense)                        (225)              (122)               2               (10)

   Comprehensive income (loss)                          $    (9,077)       $    (6,031)      $      151       $    (2,348)
                                                       ------------       ------------      -----------      ------------
                                                       ------------       ------------      -----------      ------------

   Basic earnings (loss) per share                      $     (0.68)       $     (0.46)      $     0.01       $     (0.18)
                                                       ------------       ------------      -----------      ------------
                                                       ------------       ------------      -----------      ------------

   Weighted average shares used in computation of
   basic earnings (loss) per share                       13,071,000         12,942,000       13,082,000        12,997,000

                                                       ------------       ------------      -----------      ------------
                                                       ------------       ------------      -----------      ------------

   Diluted earnings (loss) per share                    $     (0.68)       $     (0.46)      $     0.01       $     (0.18)
                                                       ------------       ------------      -----------      ------------
                                                       ------------       ------------      -----------      ------------

   Weighted average shares used in computation of
   diluted earnings (loss) per share                     13,071,000         12,942,000       13,161,000        12,997,000
                                                       ------------       ------------      -----------      ------------
                                                       ------------       ------------      -----------      ------------

                          See notes to consolidated financial statements

             MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                       (In thousands, except share data)
                                  (Unaudited)

                                                                                                  Foreign
                                                                                                 Currency
                                                    Common Stock                  Retained      Translation
                                                Shares            Amount          Earnings       Adjustment          Total
                                              ----------      ------------     ------------     ------------      -----------
Balance, January 1, 1998                      13,041,464      $    37,751      $     7,256      $       (36)      $    44,971
Issuance of common stock                          43,374              147                                                 147
Net loss                                                                            (8,852)                            (8,852)
Translation adjustment                                                                                 (225)             (225)
                                              ----------      ------------     -----------      -----------       -----------
Balance, September 30, 1998                   13,084,838      $     37,898     $    (1,596)     $      (261)      $    36,041
                                              ----------      ------------     -----------      -----------       -----------
                                              ----------      ------------     -----------      -----------       -----------

                See notes to consolidated financial statements

             MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (In thousands)
                               (Unaudited)


                                                                                               For the nine months
                                                                                               ended September 30,
                                                                                           --------------------------
                                                                                              1998             1997
                                                                                           -----------     ----------

Cash flows from operating activities:
 Net loss                                                                                   $ (8,852)        $(5,909)
 Adjustments to reconcile net loss to
   net cash provided by operating activities:
 Allowance for inventory and receivables                                                       2,209           5,805
 Depreciation and amortization                                                                 2,551           2,079
 Deferred income taxes                                                                            87
 Write-off of goodwill                                                                                         1,300
 Loss on disposal of assets                                                                    3,645             307
 Minority interest                                                                              (325)            (36)
 Changes in assets and liabilities:
     Accounts receivable                                                                       6,131           9,519
     Inventory                                                                                 6,226          33,598
     Prepaid expenses and other assets                                                         1,732           6,838
     Accounts payable                                                                          3,340         (34,905)
     Accrued liabilities                                                                         483            (674)
     Income taxes                                                                             (4,778)         (2,335)
                                                                                           -----------     ----------
     Net cash provided by operating activities                                                12,449          15,587
                                                                                           -----------     ----------
Cash flows from investing activities:
 Capital expenditures                                                                         (2,016)         (4,822)
 Other                                                                                                           (41)
                                                                                           -----------     ----------
     Net cash used in investing activities                                                    (2,016)         (4,863)
                                                                                           -----------     ----------
Cash flows from financing activities:
 Borrowings under line of credit agreement                                                    14,136          66,730
 Payments under line of credit agreement                                                     (13,191)        (66,815)
 Net change in book overdrafts                                                                 1,325             428
 Proceeds from sale of common stock                                                              147             701
 Payments on capital leases                                                                     (542)           (937)
 Other                                                                                          (155)             21
                                                                                           -----------     ----------
     Net cash provided by financing activities                                                 1,720             128
                                                                                           -----------     ----------
Effect of exchange rate on cash and cash equivalents                                            (186)           (153)
                                                                                           -----------     ----------
Net increase in cash and cash equivalents                                                     11,967          10,699

Cash and cash equivalents at beginning of period                                               1,645             976
                                                                                           -----------     ----------
Cash and cash equivalents at end of period                                                 $  13,612        $ 11,675
                                                                                           -----------     ----------
                                                                                           -----------     ----------

                    See notes to consolidated financial statements

             MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BASIS OF PRESENTATION

The consolidated financial statements and related notes thereto for the three and nine months ended September 30, 1998 and 1997 are unaudited and reflect all normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the financial position and operating results for the interim periods. The results of operations for such interim periods are not necessarily indicative of the results for the entire fiscal year ending December 31, 1998. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

4.    STOCK OPTIONS

On June 1, 1998, the Board of Directors adopted a resolution for all employees below the level of Vice-President, re-pricing all options granted and unexercised prior to June 1, 1998 to that day's fair market value, or $3.13 per share. The total number of shares re-priced was 344,672. While the vesting periods were not affected, employees must wait one year to exercise vested shares at the new price.

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

General

Multiple Zones International, Inc., together with its majority owned subsidiaries (collectively the "Company"), is a leading international direct marketer of brand name microprocessor-based hardware, software, accessories and peripheral products for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company markets products through its two flagship catalogs, The Mac Zone (R) and The PC Zone (R). The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. In 1997 the Company expanded onto the Internet through the opening of its online superstore, zones.com. The Company distributed 35.3 million catalogs domestically in the nine months ended September 30, 1998, with additional circulation by its subsidiaries and licensees through operations in 15 other countries worldwide.

Results of Operations

The following tables present the Company's unaudited consolidated results of operations, in dollars and as a percentage of net sales, and selected domestic operating data for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's unaudited Consolidated Financial Statements and, in the opinion of management, includes all adjustments consisting of normal recurring accruals and charges necessary for a fair presentation of the results of such periods.


                                                Nine months ended               Three months ended
                                                   September 30,                    September 30,
                                           --------------------------       --------------------------
                                              1998            1997             1998            1997
                                           ---------        ---------       ---------        ---------
                                                      (In thousands, except operating data)
Net sales                                    $ 355,010        $346,523        $124,329        $115,725
Cost of sales                                  316,830         305,959         110,199         102,694
                                             ---------        --------        --------        --------
Gross profit                                    38,180          40,564          14,130          13,031
SG&A expenses                                   48,149          46,492          13,877          15,279
                                             ---------        --------        --------        --------
Income (loss) from operations                   (9,969)         (5,928)            253          (2,248)
Other expense                                    3,460           1,032              27             326
                                             ---------        --------        --------        --------
Income (loss) before taxes                     (13,429)         (6,960)            226          (2,574)
Provision for (benefit from) taxes              (4,577)         (1,051)             77            (236)
                                             ---------        --------        --------        --------
Net income (loss)                             $ (8,852)        $(5,909)       $    149         $(2,338)
                                             ---------        --------        --------        --------
                                             ---------        --------        --------        --------



                                                Nine months ended               Three months ended
                                                   September 30,                    September 30,
                                           --------------------------       --------------------------
                                              1998            1997             1998            1997
                                           ---------        ---------       ---------        ---------
Net sales                                   100.00%           100.00%        100.00%           100.00%
Cost of sales                                89.25             88.29          88.64             88.74
                                           ---------        ---------       ---------        ---------
Gross profit                                 10.75             11.71          11.36             11.26
SG&A expenses                                13.56             13.42          11.16             13.20
                                           ---------        ---------       ---------        ---------
Income (loss) from operations                (2.81)            (1.71)           .20             (1.94)
Other expense                                  .98              0.29            .02              0.28
                                           ---------        ---------       ---------        ---------
Income (loss) before taxes                   (3.79)            (2.00)           .18             (2.22)
Provision for (benefit from) taxes           (1.29)            (0.30)           .06             (0.20)
                                           ---------        ---------       ---------        ---------
Net income (loss)                            (2.50)%           (1.70)%          .12%            (2.02)%
                                           ---------        ---------       ---------        ---------
                                           ---------        ---------       ---------        ---------
Selected domestic operating data:
Catalog circulation                       35,300,000       36,300,000      11,650,000       10,700,000
Number of shipments                          880,000          918,000         287,000          288,000
Average order size                        $      365       $      351      $      392       $      369


Comparison of the Three-month Periods Ending September 30, 1998 and 1997.

Net Sales. Net sales were $124.3 million for the three months ended September 30, 1998, representing a 7.4% increase over the prior year quarter. The increase resulted primarily from growth in PC product sales. PC platform sales increased to 49.0% of domestic sales, up from 45% in the comparable period. Mac product sales increased slightly in the comparative period.

Net domestic PC product sales increased 16.1% to $51.6 million in the three months ended September 30, 1998 from $44.4 million in the comparable period. The increase was due primarily to growth in sales to business and education accounts, as well as from customers responding to the catalog and through the Internet store. Sales to business and education accounts increased 20.1% to $45.9 million in the current quarter, 56% of which are PC products. Internet sales increased 334% to $13.6 million, 60% of which are PC products.

Net domestic Mac product sales increased approximately 1% to $54.2 million in the three months ended September 30, 1998 from $53.8 million in the comparable period. Due primarily to the strength of Apple Computer's iMac and G3 product offerings, Mac product sales grew 12% sequentially from the second quarter of 1998, marking the first quarter since December 31, 1997 that sales for Mac products have not declined.

International subsidiary net sales in the three months ended September 30, 1998 were $18.5 million, an increase of 5.4% over the comparable period. Excluding results of subsidiaries no longer operating, net sales increased 21.5% over the comparable period. The increase in international subsidiary net sales resulted primarily from sales growth in the Company's operations in Germany and the United Kingdom.

Gross Profit. Gross profit increased to $14.1 million in the three months ended September 30, 1998 from $13.0 million in the comparative period, which included $356,000 primarily related to allowances for obsolete inventories. Gross profit as a percentage of net sales decreased due to continued price competition, particularly on Mac products, as well as continued emphasis on growth in the business and Internet sales, both of which carry lower average margins.

Selling, General, and Administrative Expenses. SG&A expenses totaled $13.9 million in the quarter ended September 30, 1998, or 11.2% of net sales. Selling, general and administrative expenses in the comparative period totaled $15.3 million, including $1.6 million of charge related to the closure of certain foreign subsidiaries. Prior to the charge, SG&A expenses averaged 11.8% of net sales in the comparative period. The decrease in SG&A expense prior to the effect of the charges was due primarily to lower salaries and professional fees partially offset by higher net advertising costs. The decline in expenses as a percentage of net sales resulted from sales leverage along with continued emphasis on cost reduction.

Other Expense. Other expense was $27,000 in the three months ended September 30, 1998 compared to $326,000 in the prior year quarter. Included in the prior year quarter was a $130,000 charge attributable to loss on disposal of assets related to the closure of several foreign subsidiaries.

Income Tax Expense (Benefit). The income tax expense for the three months ended September 30, 1998 was $77,000. The income tax benefit for the three months ended

September 30, 1997 was $(236,000). The increase in income tax expense is due to the Company earning a profit in the three months ended September 30, 1998 compared to loss in the prior year comparable period.

Net Profit (Loss). As a result of the above factors, a net profit of $149,000, or 0.1% of net sales was realized for the three months ended September 30, 1998. Net loss for the three months ended September 30, 1997 was $(2.3) million, 2.0% of net sales.

Comparison of the Nine-month Periods Ending September 30, 1998 and 1997.

Net Sales. Net sales increased to $355.0 million in the nine months ended September 30, 1998, from $346.5 million in the comparable period. PC product sales grew 12% and comprised 48.6% of net domestic sales, compared to 44.0% in the prior year period. Mac product sales declined 6.9% over last year.

Net domestic PC product sales increased to $145.8 million in the nine months ended September 30, 1998 from $130.2 million in the comparable period. The increase is due primarily to growth in sales to business and education accounts, which increased 21.7% to $126.0 million in the nine months ended September 30, 1998 from $103.6 million in the comparable period. PC product sales represented 55.9% and 53.6% of sales to business and education accounts in each of the respective periods.

Net domestic Mac product sales decreased 6.9% to $154.4 million in the nine months ended September 30, 1998 from $165.9 million in the comparable period. Higher sales of Apple's iMac and G3 product offerings in the current quarter helped reverse a unit and sales decline throughout the first six months of 1998.

International subsidiary net sales in the nine months ended September 30, 1998 were $54.8 million, an increase of 8.7% over the comparable period. Excluding the results of subsidiaries no longer operating, net sales increased 26.9% over the comparable period. The increase in international subsidiary net sales resulted primarily from sales growth in the Company's operations in Germany, the United Kingdom and France.

Gross Profit. Gross profit decreased to $38.2 million in the nine months ended September 30, 1998 from $40.6 million in the comparable period, and decreased between periods to 10.8% from 11.7% of net sales. Included in each period are charges totaling $2.9 million, primarily related to allowances for obsolete and non-returnable inventory. Excluding the charges, gross profit as a percentage of sales was 11.6% and 12.5%, respectively. The decrease is due to continued price competition and compression of average unit selling price.

Selling, General and Administrative Expenses. SG&A expenses increased to $48.1 million in the nine months ended September 30, 1998 from $46.5 million in the comparable period, and increased between periods as a percentage of net sales to 13.6% from 13.4%. Charges totaling $2.3 million, primarily related to staffing reductions and the closure or sale of certain international operations were recorded in the current period. Included in the prior year period are charges totaling $6.9 million, primarily related to uncollectible co-op receivables, write-off of international goodwill, severance expense, asset revaluations and charges related to the closure of several foreign subsidiaries. Excluding the charges, SG&A increased to 12.9% in the nine months ended September 30, 1998 from 11.4% in the comparable period. The increase in SG&A expense is primarily related to higher warehousing costs, salaries, and depreciation.

Other Expense. Other expense increased to $3.5 million in the nine months ended September 30, 1998 from $1.0 million in the comparable period, primarily related to the disposal of certain unproductive computer hardware and software costs during the second quarter of this year.

Income Tax Benefit. The income tax benefit for the nine months ended September 30, 1998 was $4.6 million. The income tax benefit for the nine months ended September 30, 1997 was $1.1 million. The increase in income tax benefit is due to the increased loss recognized by the company in the nine months ended September 30, 1998 compared to the loss in the prior year comparable period.

Net Loss. As a result of the above factors, a net loss of $8.8 million or 2.5% of net sales was incurred for the nine months ended September 30, 1998. Net loss for the nine months ended September 30, 1997 was $5.9 million or 1.7% of net sales.


Trends

The Company has previously announced a planned evolution of its business toward increased on-line sales over the Internet, increased sales to business and education accounts through "outbound" sales efforts, and decreased reliance upon catalogs to generate "inbound" sales activity. This evolution continued in the third quarter of 1998, during which Internet and outbound sales combined grew to more than 56.2% of the Company's domestic sales. The Company anticipates that increasing Internet and outbound sales will cause the percentage of its sales represented by PC/Wintel products to gradually increase above the 49.0% levels recorded in the second and third quarters of 1998.

During the quarter ended September 30, 1998, sales through the Company's Internet superstore, zones.com, grew to $13.6 million, or 12.8% of domestic sales, an increase of 334% over the third quarter of 1997 and 73% over the second quarter of 1998. This increase was facilitated by a variety of website improvements during the quarter, including hardware upgrades to increase system capacity, improvements to the website's user-friendliness, and the addition of expanded software-delivery capabilities. The Company plans to further customize its website to provide more efficient access and improved product selection for its Business and Education customers. The Company also promotes Internet sales by offering telephone sales assistance to its on-line customers. About 70% of sales dollars through the Company's Internet store are phone-assisted, which affords additional sales opportunities and results in increased order sizes.

Outbound sales to business and education accounts grew to $45.9 million during the third quarter, an increase of 20% and 15% over the third quarter of 1997 and second quarter of 1998, respectively. This growth was achieved through a combination of process based productivity improvements and the Company's successful efforts to expand its outbound account executive headcount. The Company had 116 account executives at September 30, 1998, representing a 27.5% increase during the third quarter, and intends to continue its aggressive efforts to expand outbound sales headcount.

Inbound sales resulting from the circulation of the Company's catalogs, by contrast, declined to $46.1 million during the third quarter, representing 17.5% and 1.3% decreases from inbound sales in the third quarter of 1997 and second quarter of 1998, respectively. The Company believes that the rapid growth of its Internet sales has been a significant factor in the flattening of its inbound catalog sales, as increasing numbers of catalog recipients choose to place their orders electronically rather than over the phone. Approximately 60% of customers placing orders through the Internet store have migrated from the Company's inbound catalog sales division. The Company encourages this transition by featuring its Internet superstore prominently throughout its catalogs and by making its inbound telephone sales personnel available to assist on-line customers. The Company intends to continue to adapt and adjust the size, content and circulation of its outbound sales catalogs in an effort to optimize the combined sales of its inbound and internet divisions. During the fourth quarter of 1998, the Company plans to circulate 5.3 million PC Zone catalogs and 5.6 million Mac Zone catalogs, reflecting the lessened emphasis on catalog circulation in comparison to the fourth quarter of 1997.

Gross product margins have continued to decline industry-wide, primarily due to falling average unit selling prices and increased price competition. The Company's average order size has grown to $392, an increase of approximately 7% over both the third quarter of 1997 and the second quarter of 1998, due primarily to the increase in outbound sales to business and education accounts which support a higher average order. Although this increase in order size has roughly offset the recent declines in gross margin percentage on an average order, the Company expects that there may be further declines in gross product margins, and that continued growth in order size, as well as continued cost reductions, will likely be required to improve profitability.

The Company uses cooperative advertising funds to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined since 1997, both in dollars and as a percentage of sales. The Company's net cost of advertising in the third quarter rose to $1.1 million, or 1.1% of domestic sales, compared with $504,000, or .44% in the third quarter of 1997. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation and other marketing activities to optimize sales and profitability in light of changing market conditions.

Industry

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

Liquidity and Capital Resources

As of September 30, 1998, the Company had total assets of $100.6 million, of which $91.6 million were current assets. At September 30, 1998 and December 31, 1997 the Company had cash and cash equivalents of $13.6 million and $1.6 million, respectively, and working capital of $29.8 million and $35.1 million, respectively. Net cash provided by operating activities was $12.5 million and $15.6 million for the nine months ended September 30, 1998 and 1997, respectively.

Cash inflows in the nine months ended September 30, 1998 were primarily due to a reduction in accounts receivable and inventories, and an increase in accounts payable. In the period ended September 30, 1998 accounts receivable decreased $6.1 million, inventories decreased $6.2 million, and accounts payable increased $3.3 million. Cash inflows in the nine months ended September 30, 1997 were primarily due to a reduction in accounts receivable and inventories. In the nine months ended September 30, 1997, accounts receivable decreased $9.5 million and inventories decreased $33.6 million.

Cash outlays for capital expenditures were $2.0 million and $4.9 million in the nine months ended September 30, 1998 and 1997, respectively. During the nine months ended September 30, 1998 the Company wrote off $3.5 million of unproductive computer hardware and software costs. During the current quarter the Company invested $1.5 million in upgrading its current computer systems capacity and is preparing to migrate to the newest version of its enterprise software system in 1999.

During the nine months ended September 30, 1998 and 1997 the effect of the foreign exchange rate on cash was an outflow of $186,000 and $153,000, respectively.

The Company has two domestic revolving lines of credit from commercial lenders. The Company has a $15.0 million and a $20.0 million line of credit collateralized by accounts receivable and inventories, respectively. At September 30, 1998, there were no borrowings outstanding under either of the facilities. Additionally, at September 30, 1998, the Company had $2.5 million of unused letters of credit.

The net amount of vendor credit outstanding at September 30, 1998 was $49.0 million of which $19.6 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors.

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

Other Matters

Impact of the Year 2000 Issue

The Year 2000 ("Y2K") issue is the result of computer programs being written using two digits rather than four to define the applicable year. Possible effects of this issue could include disruption of operations including inability to ship orders, process invoices and order product.

The Company established a Y2K assessment team in late 1997 to review all of its information technology "IT" systems and non-IT systems for Y2K compliance. The Company has contacted and received response from approximately 80% of its domestic systems and service suppliers. All major hardware and software systems have been reviewed. The Company believes that most of its systems, including its enterprise software system, are Y2K compliant. The Company has identified several systems it believes may not be compliant, including its phone system operating software and various computer workstations and servers. Additionally, a number of critical service providers have indicated that they are not currently compliant, including local and long distance phone providers, and several small software solution providers.

A plan to mitigate currently known compliance issues will be completed during the fourth quarter of 1998. Testing to verify compliance will be conducted during the first quarter of 1999. The Company will utilize both internal and external resources to reprogram and test applications for compliance. The Company does not currently have an estimate of all of the expenses associated with ensuring Y2K compliance. Compliance costs for known systems and software issues are estimated at $400,000. The testing phase, scheduled for the first quarter of 1999, is currently expected to cost approximately $150,000. Other costs associated with minor software compliance are expected to be less than $100,000.

The Company has a project underway to upgrade its enterprise software system and expects to complete this project early in the third quarter of 1999. Although its current software version is Y2K compliant, several minor software attachments will be replaced and brought into compliance in the process.

Based on its current assessment, the Company plans to be Year 2000 compliant during the third quarter of 1999. The Company is still assessing potential impact of Y2K issues on its foreign subsidiaries. The Company has not yet verified that all of its third party systems and service providers are Y2K compliant. Additionally, the Company has not yet completed testing to verify compliance for systems and accordingly has not begun contingency planning. Once developed, contingency plans and related cost estimates will be continually refined as additional information becomes available. Therefore, the Company cannot provide any assurance that it will be able to achieve timely Y2K compliance. Failure to achieve compliance could have an adverse effect on the Company's operations and financial results.

The activities associated with Y2K compliance have not had a material impact on other critical IT or non-IT initiatives, and efforts to bring the Company's non-compliant systems are not expected to delay any project or impact financial results in any material way.

Statement under the Private Securities Litigation Reform Act of 1995

With the exception of the historical information contained herein, the matters described herein contain forward-looking statements that involve risk and uncertainties including but not limited to variability of quarterly results, reliance on vendor support and relationships, and dependence on sales of Macintosh products. These and other risk factors are described generally in the Risk Factors section of the Company's Annual Report on Form 10-K for the year ended December 31, 1997 filed with the Securities and Exchange Commission.

                          Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the Quarter ended
         September 30, 1998.


Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                       MULTIPLE ZONES INTERNATIONAL, INC.


Dated:  November 13, 1998           By:
                                       ----------------------------------------
                                       Firoz H. Lalji, Chief Executive Officer



Dated:  November 13, 1998           By:
                                       -----------------------------------------
                                       Peter J. Biere, Chief Financial Officer

                                EXHIBIT INDEX

Exhibits
27.1              Financial Data Schedule
