Form 10-K405
period 1998-12-31
MULTIPLE ZONES INTERNATIONAL INC
filed 1999-03-31
CIK 1013786

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                     --------------------------------------

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998     COMMISSION FILE NUMBER  0-28488

                       MULTIPLE ZONES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


                   WASHINGTON                      91-1431894
            (State of Incorporation)           (I.R.S. Employer
                                             Identification Number)

               707 SOUTH GRADY WAY
               RENTON, WASHINGTON                                98055-3233
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

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates as of March 8, 1999 was approximately $60,346,077 (1), based upon the last sales price per share of $11.00 as reported by the NASDAQ National Market.

The number of shares of the registrant's Common Stock outstanding as of March 8, 1999, was 13,227,447.

(1) Excludes value of Common Stock held of record as of March 8, 1999 by executive officers, directors and 10% shareholders of the registrant. Includes Common Stock held of record as of that date by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                       MULTIPLE ZONES INTERNATIONAL, INC.
                             FORM 10-K ANNUAL REPORT
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                TABLE OF CONTENTS

                                     PART I.
                                     -------

                                                                                               10K PAGE NO.
                                                                                               ------------
Item 1.      Business                                                                                  3

Item 2.      Properties                                                                               12

Item 3.      Legal Proceedings                                                                        12

Item 4.      Submission of Matters to a Vote of Security Holders                                      12

Item 4a.     Executive Officers of the Registrant                                                     12


                                   PART II.
                                   --------

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters                    13

Item 6.      Selected Financial Data                                                                  14

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations                                                                               15

Item 7a.     Quantitative and Qualitative Disclosures About Market Risk                               20

Item 8.      Financial Statements and Supplementary Data                                              20

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure                                                                               21

                                   PART III.
                                   ---------

Item 10.     Directors and Executive Officers of the Registrant                                       21

Item 11.     Executive Compensation                                                                   21

Item 12.     Security Ownership of Certain Beneficial Owners and Management                           21

Item 13.     Certain Relationships and Related Transactions                                           21

                                   PART IV.
                                   --------

Item 14.     Exhibits, Financial Statements and Reports on Form 8-K                                   22

Signatures                                                                                            24

-------------------------------------------------------------------------------

                                    PART I.

ITEM 1.  BUSINESS

GENERAL

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of over 100,000 computer products to businesses and consumers. The Company serves customers through its Internet superstore, zones.com, and its flagship brands: Zones Business Solutions, zones.com, THE PC ZONE-REGISTERED TRADEMARK- and THE MAC ZONE-REGISTERED TRADEMARK- with products from leading manufacturers, including IBM, Compaq, Hewlett Packard, Microsoft, Toshiba and Apple. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. Internet sales and electronic marketing via e-mail began in 1997.

INDUSTRY BACKGROUND

According to industry data published by International Data Corporation ("IDC"), domestic sales of personal computers were $75.5 billion in 1998 and are projected to increase to $103.8 billion in 2002,representing a compounded annual growth rate of 8.3%. However, market trends indicate that growth rates of the Internet, direct and outbound channels will far exceed that of the overall market.

The Company believes that there will continue to be significant growth in e-commerce due to increased Internet access, growing user confidence, better payment systems, and rapidly improving Internet security. Market trends support this assertion. Worldwide Internet commerce grew by 225%, from $15.5 billion in 1997 to $50.4 billion in 1998, according to IDC, and are expected to grow to $733.6 billion by 2002. The value of consumer purchases via the Internet is expected to increase nearly 1,800% between 1997 and 2002, from $5 billion to $94 billion, according to PricewaterhouseCoopers LLP's 1998 Annual Technology forecast.

PricewaterhouseCoopers LLP's 1998 Annual Technology Forecast predicts a very rapid increase in business conducted over the Internet. Between 1996 and 1997, business-to-business trade online doubled every six months and this rate was accelerating to doubling every 3 to 4 months as of March, 1998, according to the survey.

The Company believes that many individuals and businesses, increasingly familiar with microcomputers, have become more receptive to direct marketing and now make their purchase decisions based primarily on product selection, availability, convenience and price. Direct marketers enjoy efficiencies in the form of centralized operations and distribution and also the ability to offer a broad product selection and purchasing convenience. The Company believes direct marketing efficiencies not only better satisfy many segments of the customer market but also provide a cost-effective marketing vehicle for product manufacturers.

Direct marketing channels have historically served a significant share of the market for Mac products, but a relatively small share of the market for PC products. However, sales of PC products through these channels are increasing, as consumer familiarity with microcomputer products grows and online technologies provide unprecedented levels of information and service. Products are becoming increasingly user-friendly, and manufacturers recognize the cost-effectiveness of direct channels. As the industry continues to evolve, the Company believes that first-time buyers may largely utilize retail channels that provide the opportunity to "touch and feel" the products, but that a growing number of computer-literate consumers will increasingly rely on the convenience and other advantages of direct channels. Included in these channels are those manufactures of hardware and software that sell directly to the end customer. The manufacturer direct producers are having an increased impact on the direct marketing channel, but direct resellers have an advantage based on the large variety of products that they can offer to the customer. The Company believes the explosion of the Internet, coupled with growing acceptance of direct channels in general, particularly for PC products, presents a significant opportunity for increased sales by direct marketers.

RISK FACTORS

The discussion of the Company's business and operations contained in the Annual Report on Form 10-K contains certain forward-looking statements. For this purpose, any statements that are not statements of historical fact may be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," and "expects," and similar expressions are intended to identify forward-looking statements. There are number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements, including the risk factors identified below, or other factors of which the Company may not yet be aware.

FUTURE GROWTH. The Company's net sales have grown from $80.5 million in 1993 to $501.4 million in 1998. In 1998, sales increased 4.0% from 1997. The Company's business strategy is to pursue additional growth and expand its customer base. The Company's future success will depend in part on the ability of the Company to manage and grow effectively in the future. There can be no assurance that the Company will realize future growth in net sales or will not experience decreases in net sales.

DEPENDENCE ON SALES OF MAC PRODUCTS. The Company is largely dependent on sales of Mac products manufactured by a broad variety of vendors, including Apple. Mac products represented 52.0% and 54.4% of the Company's gross sales in 1998 and 1997, respectively. Apple Computer has, until recently, been experiencing a decline in sales, reflecting uncertainties in the Mac marketplace. During late 1997 Apple began selling directly to customers. Additionally during 1997 and 1998, Apple cancelled licenses for clone manufacturers, removing competition for CPU production. A further decline in the demand for, or availability of, Apple or other Mac products would likely have a material adverse effect on the Company's business, financial condition and results of operations. The Company intends to expand its presence in the PC market. The Company plans to grow its entire PC customer base while focusing on growing outbound sales to business, education and corporate accounts. There can be no assurance that the Company will be successful in increasing sales of PC products or reducing its dependence on sales of Mac products.

COMPETITION. The microcomputer products industry is highly and increasingly competitive. The Company competes with other national and international direct marketers. The Company also competes with traditional microcomputer retailers, computer superstores, consumer electronics and office supply superstores, and product manufacturers that sell direct to end-users. In addition, a number of the Company's competitors are increasing the sale of computer products via the Internet, and several new Internet only competitors have emerged. Although the Company offers products for sale through the Internet, there can be no assurance that the Company's Internet based sales will be successful. Some of the Company's larger competitors compete principally on the basis of price and may have lower costs than the Company. There can be no assurance that the Company will be able to compete effectively with existing competitors or any new competitors that may enter the market, or that the Company's business, financial condition and results of operations will not be adversely affected by intensified competition.

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

RISKS OF INTERNATIONAL OPERATIONS. The Company currently operates subsidiaries in 7 foreign countries and also derives royalties from catalog direct marketers in 6 other foreign countries who sell microcomputer products using the Company's service marks. The Company's international operations are subject to the general risks of remote management as well as other risks associated with the conduct of business in foreign countries, including economic, legal and regulatory uncertainties; currency fluctuations, which the Company generally does not attempt to hedge; restrictions on repatriation of earnings; potential conflicting claims to its service marks; export-import regulations; customs matters; foreign collection problems; military, political and transportation risks; and foreign laws and government regulations.

YEAR 2000. The Company is currently working to resolve the potential impact of the year 2000 on the processing of date-sensitive information by the Company's computerized information systems. The year 2000 problem is the result of computer programs being written using two digits (rather than four) to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in miscalculations or system failures. If the Company, its customers or vendors are unable to resolve such processing issues in a timely manner, it could have a material adverse effect on the Company's business, financial condition and results of operation.

POTENTIAL DISRUPTION OF BUSINESS. The Company's success is dependent in part on the quality, reliability and proper utilization of its information, telecommunication, desktop publishing and other systems, which are used for marketing, catalog design and production, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. Any interruption in any of the Company's systems or telecommunication systems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RELIANCE ON VENDOR RELATIONSHIPS. The Company acquires products for resale from manufacturers, as well as from distributors. Purchases from distributors constituted 36.7% and 35.9% of the Company's total purchases in 1998 and 1997, respectively. Certain hardware manufacturers limit the number of product units available to direct marketers such as the Company. In addition, certain manufacturers and distributors provide the Company with co-op advertising support and incentives in the form of rebate dollars, discounts and allowances. Substantially all of the Company's contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company's relationships with its vendors, in the form of co-op advertising support, could have a material adverse effect on the Company's business, financial condition and results of operations.

STATE SALES OR USE TAX UNCERTAINTIES. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to their residents. The United States Supreme Court recently affirmed its position that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose only contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, the Company's contact with various states may exceed the contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for the Company, could result in increased prices to customers and could have a material adverse effect on the Company's business, financial condition or results of operations.

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

RELIANCE ON OUTSOURCED DISTRIBUTION. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a contract that expires in August 1999. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company's business, financial and results of operations.

RAPID TECHNOLOGICAL CHANGE AND INVENTORY OBSOLESCENCE. The microcomputer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. In order to satisfy customer demand and obtain greater purchase discounts, the Company may be required to carry increased inventory levels of certain products, which will subject it to increased risk of inventory obsolescence. The Company participates in first-to-market and end-of-life-cycle purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges and there can be no assurance that the Company will be able to avoid losses related to obsolete inventory. In addition, some vendors provide the Company with co-op advertising support in the form of products, for which there may be no return privileges. While the Company seeks to reduce its inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that the Company will be able to avoid losses related to obsolete inventory.

BUSINESS STRATEGY

The Company's business objective is to strengthen its position as a leading direct marketer of brand name competitively priced computer products to the consumer, small office/home office ("SOHO") and small to medium sized business markets. The Company is organized to serve these unique customer groups, taking advantage of web-based technologies to further its direct marketing reach and offer its customers new ways to solve their computing product needs.

Zones.com is a full service electronic retailer of PC and Mac microcomputers and related peripherals and software products to consumers and SOHO customers. Zones.com employs a data-driven customer contact strategy that matches marketing vehicles, timing and frequency with targeted customer segments. Marketing vehicles used by Zones.com include the zones.com online superstore, e-mail, e-catalogs (e-mails with product photos that link to the Company's web store), external banners, links and online partnerships, THE PC ZONE-REGISTERED TRADEMARK- and THE MAC ZONE-REGISTERED TRADEMARK- paper catalogs, direct mail and print media advertising.

Zones Business Solutions (ZBS) markets primarily to small and medium-sized business and education institutions through dedicated teams of outbound account managers. ZBS reaches its target audience through a combination of outbound telemarketing, customized web-stores, targeted e-mail, e-catalogs, paper catalogs, direct mail and print media advertising.

The Company's business strategy is comprised of the following central elements:

ELECTRONIC MARKETING. The Company believes that the Internet offers both market expansion opportunities and a more cost efficient means of communicating with and fulfilling the needs of customers. Using the Internet, the Company can display and offer significantly more products to reach more customers and offer customers more options for getting information and making purchases. Similarly, e-mail and e-catalogs offer growth opportunities, cost efficiencies and customer convenience. The Company uses electronic and "offline" media in an integrated fashion to optimize customer satisfaction and response.

EXPANSION OF ZONES BUSINESS SOLUTIONS. Sales to corporate and education accounts represent a strong growth opportunity for the Company. The Company intends to increase sales to these accounts by expanding its outbound sales team. Additionally, the Company has established the ZBS brand to provide a focused offering for small and medium sized businesses. In addition to outbound sales, ZBS is using dedicated e-marketing and traditional direct marketing vehicles to acquire new business accounts. ZBS is also providing individually customized web stores for its larger corporate customers.

DATABASE MARKETING. The Company uses advanced database marketing techniques to optimize the use of its marketing vehicles across customer segments and to maximize customer satisfaction and lifetime value. The Company's core competence lies in attracting and retaining customers via several distinct but highly complementary marketing vehicles. The Company's Internet superstore, zones.com, is the online portal for all the Company's marketing efforts. Zones.com is structured to capture information about its users that allow the Company to customize the appropriate contact strategy for each customer and prospective customer. The Company uses e-mail, e-catalogs, paper catalogs, magazine advertising, and direct mail to activate new customers and promote existing customers for both consumer and business customers. In addition, the Company uses outbound telemarketing to acquire, promote to and meet the needs of customers in the business and education markets.

INCREASED SALES OF PC PRODUCTS. The Company intends to focus on growth within the vast PC market. The Company believes that the percentage of PC products sold through the direct channel is increasing steadily, reflecting the importance of convenience and broad product selection and availability to a growing number of PC consumers. A part of this strategy involves increased emphasis on outbound telemarketing to business accounts which predominantly purchase PC products.

REDUCTION OF OPERATING COSTS. The Company continually seeks ways to work more efficiently - the result of which has lowered selling, general and administrative expenses from 13.1% of sales in 1993 to 10.4% in the fourth quarter of 1998. During 1998 the Company began certain restructuring initiatives designed to continue its reduction of administrative costs, improve efficiencies and increase sales. A number of these projects are still underway, including expanded use of the Internet, electronic data interchange and the streamlining of product acquisition.

PRODUCTS AND MERCHANDISING

Through the Company's catalogs, Internet site and consultative sales force, the Company can offer the customer access to over 100,000 hardware, software, peripheral and accessory products for users of PC and Mac microcomputers from over 1,600 manufacturers. The Company is also authorized to sell volume site licenses for products of Microsoft, Lotus and Novell.

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

The following table shows the Company's gross sales attributable to various product categories during 1996, 1997 and 1998.


                                                                  YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------
                                                      1998                  1997                  1996
                                                     -----                 -----                 -----
Microcomputers                                        32.7%                33.8%                  31.2%
Peripherals and accessories                           49.3                 48.8                   50.6
                                                     -----                -----                  -----
  Total hardware                                      82.0                 82.6                   81.8
Software                                              18.0                 17.4                   18.2
                                                     -----                -----                  -----
    Total                                            100.0%               100.0%                 100.0%
                                                     -----                -----                  -----
                                                     -----                -----                  -----

The Company's merchandising group determines the manufacturers whose products are featured in its Internet and catalog offerings and negotiates the terms and conditions of product coverage. In exchange for product coverage and the benefit of having information about their products available to the Company's customers, most manufacturers provide the Company with co-op advertising support, which significantly defrays the expense of Internet marketing and catalog production. The merchandising group is also responsible for developing effective advertising campaigns for manufacturers, managing web-site and catalog design and layout, and coordinating product procurement and inventory management with the Company's purchasing group. In addition, the merchandising group works closely with the purchasing group to capitalize on opportunities for first-to-market and end-of-life-cycle product offerings.

The Company is continually trying to increase the number of products which it is authorized to sell. The Company is authorized by Apple, Compaq, Hewlett-Packard, IBM, Motorola and Toshiba to offer all or a portion of their product lines. The availability of these products has allowed the Company to increase its hardware sales by emphasizing its catalog coverage of these and other hardware products, particularly desktop, notebook and laptop microcomputers.

The Company has focused on expanding its PC sales. PC sales represented 48.0% of net sales in 1998, compared to 45.6% and 30.2% of net sales in 1997 and 1996, respectively. The Company's PC sales grew 5.9% during 1998 over 1997 and increased 59.5% during 1997 over 1996.

The Company's Mac sales decreased 3.9% during 1998 over 1997 and declined 17.9% during 1997 over 1996. Sales of Apple branded products alone constituted 19.4% of gross sales in 1998, compared to 17.1% of gross sales in 1997 and 22.5% of gross sales in 1996. The Company believes that the percentage of its sales represented by Mac products is likely to continue to decline over time as a result of increasing acceptance of the direct marketing channel by PC product manufacturers and users and the Company's expanded focus on PC product sales. In addition, the Company will continue its efforts to increase sales to business and education accounts, which tend to be concentrated more heavily on PC products.

PURCHASING

The Company acquires products directly from manufacturers such as Apple and IBM as well as from distributors such as Ingram Micro, Merisel and others. The Company purchased 36.7% and 35.9% of its products from distributors in 1998 and 1997, respectively. Purchases from Ingram Micro and Apple represented 20.8% and 21.7%, respectively, of the Company's total product purchases in 1998. No other vendor supplied more than 10.0% of the Company's total product purchases in 1998. The Company seeks to efficiently manage its inventory to achieve high product availability and fill rates. The Company utilizes sophisticated computerized systems that permit real-time monitoring of inventory and assist the Company in managing inventory at appropriate levels. The Company has 30-day return privileges on many of its product purchases, and has agreements with many of its vendors providing price protection should a vendor subsequently lower its price. The Company had a domestic customer return rate of 6.2% and 7.5% of gross saleS in 1998 and 1997, respectively. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

CATALOGS

The Company markets products primarily through targeted mailings of its flagship catalogs, THE PC ZONE and THE MAC ZONE, each of which has been published monthly since January 1995. Customers receive frequent catalog mailings that vary depending on their purchase activity. A catalog is also included with each order shipped. Catalogs are mailed periodically to potential customers in the Company's proprietary database and to prospects obtained from list brokers and other sources. The following table provides information regarding the number of editions and total circulation of THE PC ZONE and THE MAC ZONE catalogs published domestically in 1998, 1997 and 1996.



                                         THE PC ZONE                               THE MAC ZONE
                               --------------------------------         ---------------------------------
                               1998          1997          1996          1998          1997          1996
                               ----          ----          ----          ----          ----          ----
Number of editions              12            13            12            12            13            12
Total circulation           22,650,000    20,000,000    14,000,000    22,800,000    29,000,000    28,000,000

Each edition of the catalogs is typically produced with several cover versions, which highlight different products of particular interest to specific customer segments, such as graphics or entertainment products, based on data in individual customer records. Catalogs may also differ based on the customer type. The Company believes this highly targeted marketing treatment increases customer response. The Company also produces a targeted specialty catalog offering a relatively narrow but deep product line. The catalog, THE LEARNING ZONE, is targeted at purchasers for primary, secondary and post-secondary educational institutions. The Company intends to explore opportunities to further pursue targeted marketing efforts. Each catalog is printed with full-color photographs, detailed descriptions of product specifications, benefits and features, as well as pricing and ordering information. The catalogs are designed and produced in-house by the Company's staff of designers and production artists using a sophisticated computer-based catalog production system. The Company believes that in-house preparation of the catalogs streamlines the production process, provides for greater flexibility and creativity in catalog production, and results in significant cost savings. The Company also produces direct mail pieces for highly targeted promotions of specific products, such as software upgrades, to relevant customers. The Company's catalogs and direct mail pieces are printed and distributed commercially.

INTERNET COMMERCE

The Company was one of the first participants in the direct marketing channel to sell computer products online. The Company has built and maintains one of the largest electronic commerce sites on the Internet (zones.com). To drive traffic to its Internet sites, the Company leverages the catalog circulation by featuring the Internet address throughout the catalogs, including the cover. The electronic stores provide the Company with a lower-cost way to offer customers detailed product information and the convenience of online purchasing. While the Company believes that printed catalogs will remain an important tool in the direct marketing of microcomputer products, it also believes that its strengths in database marketing and order fulfillment should enable it to respond effectively to new and emerging direct marketing vehicles.

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

SALES, TECHNICAL SUPPORT AND CUSTOMER SERVICE

OUTBOUND SALES. At December 31, 1998, the Company had a staff of 142 experienced account managers and support staff who pursue sales to corporate and education accounts through outbound telemarketing. These commissioned account managers develop long-term relationships with business accounts through frequent telephone contact and by providing individual attention, quality service, and convenient one-stop shopping. In addition to outbound sales, the Company utilizes catalog mailings, fax broadcast messaging and other marketing tactics to enhance sales.

INBOUND SALES. The Company's staff of over 150 inbound telemarketing representatives are well-trained and knowledgeable. The Company offers toll-free numbers for inbound sales that are staffed 24 hours a day, seven days a week. Sophisticated systems allow the Company's representatives to quickly access a customer's record and billing information and review details of past purchases. For most products sold, the systems also contain an extensive on-line database of information on product specifications, benefits and features; compatibility of related products; and system requirements for software programs. In addition, the systems automatically prompt telemarketing representatives to offer customers the latest upgrades and complementary software and peripherals.

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

INTERNATIONAL OPERATIONS

The Company has subsidiaries and licensees located in 13 countries worldwide. The Company's subsidiaries are located in Austria, France, Germany, India, Mexico, Switzerland, and The United Kingdom. The Company's licensees are located in 6 other foreign countries.

The Company's international sales were $79.8 million in 1998, $70.7 million in 1997 and $59.2 million in 1996, representing increases of 12.9%, 19.5%, and 125.1%, respectively, over the comparable prior periods. The catalogs of the Company's subsidiaries and licensees are published under THE PC ZONE and THE MAC ZONE service marks, but are designed and produced locally in the native language, which allows them to be customized both in presentation and product mix to suit local needs. The Company's headquarters provides ongoing support in database marketing, catalog design, establishing relationships with product manufacturers, and product merchandising. The international catalogs attract manufacturers seeking broad international exposure for marketing of their microcomputer hardware, software and peripheral products.

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

DISTRIBUTION CENTER

Airborne Logistics provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a contract that expires in August 1999. Employees of Airborne Logistics utilize the Company's systems, policies and procedures to receive, log and warehouse inventory shipments from product vendors, fill and ship domestic customer orders, and return inventory to product vendors when requested by the Company. The Company pays a flat rate for each order filled. Domestic orders received by the Company are electronically transmitted on a dedicated data line to its computer equipment at the Airborne Logistics distribution center, where a packing slip is printed out for order fulfillment and inventory availability is automatically updated on all of the Company's information systems. All inventory items are bar coded and located in computer-designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted by 1:00 a.m. Eastern Time can generally be delivered overnight via Airborne Express. Upon request, orders may also be shipped for Saturday delivery or by ground service or other overnight delivery services.

COMPETITION

The microcomputer products industry is highly competitive. The Company competes with other national and international direct marketers, including MicroWarehouse, Inc., CDW Computer Centers, Inc., Insight Enterprises, Inc. and Creative Computers, Inc. The Company also competes with product manufacturers that sell direct to end-users; specialty microcomputer retailers; microcomputer and general merchandise superstores; consumer electronic and office supply stores. Many of these competitors rely heavily on the Internet as a marketing and sales channel. Additional competition may arise if other new methods of distribution, such as interactive television, emerge in the future. The Company competes not only for customers, but also for co-op advertising support from microcomputer product manufacturers. The Company believes that product selection, availability and price are the three most important competitive factors.

EMPLOYEES

At December 31, 1998, the Company had 659 employees in its domestic operations, and over 200 persons were employed by the Company's foreign subsidiaries. The Company considers its employee relations to be good. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each employee receives training appropriate to his or her position and a complete new hire orientation. The training programs include:
New Hire Orientation, Sales Training and Management Development. New telemarketing representatives participate in an eight-week training program to introduce them to the Company's systems and familiarize them with the available products and services.

TRADEMARKS

The Company conducts its business in the United States primarily under the service marks THE PC ZONE-REGISTERED TRADEMARK- and THE MAC ZONE-REGISTERED TRADEMARK- registered with the United States Patent and Trademark Office. These registrations have an indefinite term, so long as the service marks are used in connection with the Company's business activities. The Company believes its service marks have significant value and are an important factor in the marketing of its products. The Company intends to take appropriate steps to protect and renew its service mark registrations.

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

ITEM 2.  PROPERTIES

The Company currently leases approximately 132,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Renton, Washington and approximately 18,000 square feet of space for its return warehouse facility in Henderson, Nevada. The Company also leases approximately 36,000 square feet of office space in Bellevue, Washington, which has been sublet. Additionally, the Company operates sales and distribution facilities in Austria, France, Germany, India, Mexico, Switzerland and the United Kingdom.

ITEM 3.  LEGAL PROCEEDINGS

Various claims and actions considered normal to the Company's business have been asserted and are pending against the Company. The Company believes that such claims and actions should not have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1998 to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

FIROZ H. LALJI, age 52, has served as the Company's President and Chief Executive Officer since May of 1998. He was appointed to the additional office of Chairman of the Board in March 1999. Mr. Lalji has served as a director of the Company since March 1990. From 1985 to 1998, Mr. Lalji was President and Chief Executive Officer of Fana Group of Companies. Fana Group of Companies owns real estate and hotels in the United States and Canada. From 1981 to 1997, he was also President and Chief Executive Officer of Kits Cameras, Inc., which operates over 140 camera specialty stores in eight western states.

LORNE G. RUBIS, age 48, was appointed Chief Operating Officer in February of 1999. Mr. Rubis joined the Company and served as the Executive Vice President of Sales since July of 1997. From 1996 to 1997, Mr. Rubis was the Vice President of Business Operations for the Los Angeles Kings Hockey Club. From 1992 to 1996, Mr. Rubis held the position of Vice President, reporting to the Chairman and CEO, at U.S. WEST, Inc., a Fortune 50 telecommunications/multimedia corporation.

PETER J. BIERE, age 42, was appointed Senior Vice President - Finance and Chief Financial Officer in October 1995. He joined the Company as Controller in 1993 and served as Vice President - Finance, Controller and Treasurer from 1994 until his promotion.

MARK A. BRADLEY, age 33, was Senior Vice President of Merchandising from January of 1998 to February of 1999. From 1994 to 1998, Mr. Bradley held various management positions with MicroAge, Inc., most recently serving as Vice President of Hardware Strategy. Mr. Bradley was a National Account Sales Manager from 1991 to 1994 at NEC.

CHRIS G. HAUSER, age 48, was appointed Senior Vice President of MIS/Operations in January of 1998. He joined the Company in June of 1996 and served as Vice President of Operations until his promotion. From 1994 to 1996, Mr.
Hauser was the Director of Distribution for the Fingerhut Companies, Inc.

GUIO G. BARELA, age 46, joined the Company in November of 1998 as Senior Vice President of Corporate Development. From 1997 to 1998, Mr. Barela was Vice President at Insight Enterprises, Inc. From 1996 to 1997, Mr. Barela was CEO and Founder of ICXpress. From 1995 to 1997, he served as Vice President of Supplier Relations of Tandy Procurement Alliance, a Tandy Corporation.

                                    PART II.


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the symbol MZON. The following table sets forth the range of high and low sales prices for the Common Stock as reported by the NASDAQ National Market.


                                                  YEAR ENDED DECEMBER 31,
                                          ----------------------------------------
                                                1998                  1997
                                                ----                  ----
                                          HIGH        LOW        HIGH        LOW
                                          ----       -----      -----       -----
                 First quarter            5 3/8      3 1/2      12 3/8      8 3/4
                 Second quarter           4 1/4      2 11/16    11 1/2      4 1/2
                 Third quarter            4 1/4      2 11/16     7 1/4      4 9/16
                 Fourth quarter            56        2 3/4       6 11/16    3 1/2

As of the March 8th record date the Company had approximately 8,900 holders of record of its Common Stock. The Company has never paid and has no present plans to pay a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the selected historical consolidated income and balance sheet data of Multiple Zones International, Inc. and its subsidiaries. The balance sheet data at December 31, 1998 and 1997 and the statement of operations data for the years ended December 31, 1998, 1997 and 1996 have been derived from the audited financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data for the years ended December 31, 1996, 1995 and 1994 and the statement of operations data for the years ended December 31, 1995 and 1994 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                              YEAR ENDED DECEMBER 31,
                                             1998         1997          1996         1995         1994
                                             ----         ----          ----         ----         ----
                                              (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING DATA)
STATEMENT OF OPERATIONS DATA:
Net sales                                    $501,441     $490,025      $457,007     $242,587     $113,456
Cost of sales (1,2)                           447,005      431,905       393,998      211,037       98,211
                                             --------     --------      --------     --------     --------
Gross profit                                   54,436       58,120        63,009       31,550       15,245
Selling, general and administrative
  expenses (1,2)                               63,409       62,910        44,613       25,425       14,411
                                             --------     --------      --------     --------     --------
Income (loss) from operations                  (8,973)      (4,790)       18,396        6,125          834
Other expense, net (1)                          3,474        1,618         1,397        1,086          215
                                             --------     --------      --------     --------     --------
Income (loss) before income taxes             (12,447)      (6,408)       16,999        5,039          619
Provision for (benefit from) income
  taxes                                        (4,114)        (965)        6,125        1,847          207
                                             --------     --------      --------     --------     --------
Net income (loss) (1,2)                      $ (8,333)    $ (5,443)     $ 10,874      $ 3,192       $  412
                                             --------     --------      --------     --------     --------
                                             --------     --------      --------     --------     --------

Diluted earnings (loss) per share (1,2)     $   (0.64)    $  (0.42)     $   0.91     $   0.32      $  0.04

Shares used in computation of diluted
  earnings (loss) per share                    13,079       12,965        11,912        9,460        9,431

BALANCE SHEET DATA:
Working capital                              $ 27,601     $ 35,057      $ 39,809      $ 7,750       $  525
Total assets                                  133,047      104,810       149,801       79,392       25,705
Short-term debt                                 2,943        3,045         3,960       12,757        3,617
Long-term debt, net of current portion            338          892         1,748        1,665          791
Series B preferred stock                                                                6,461
Total shareholders' equity                     37,350       44,971        49,469        4,736        1,705

SELECTED OPERATING DATA: (3)
Catalogs distributed                       46,300,000   50,500,000    44,000,000   29,000,000   15,000,000
Number of shipments (4)                     1,189,000    1,266,000     1,229,000      859,000      522,000
Average order size (4)                         $  378       $  358        $  352       $  273       $  212
Customer and inquirer database (5)          3,317,000    2,970,000     2,504,000    1,908,000    1,626,000

(1) During 1998, the Company recorded charges related to the write-off of inventory, the closure of international subsidiaries, staffing reductions and the disposal of unproductive computer hardware and software. Excluding the effect of these charges, the Company would have reported a net loss of $(2,600,000) or $(0.20) per share.

(2) During 1997, the Company recorded charges related to the write-off of goodwill, accounts receivable, inventory and the closure of three international subsidiaries. Excluding the effect of these charges, the Company would have reported net income of $2,713,000 or $0.21 per share.

(3)  Selected operating data exclude international operations.

(4) Number of shipments is the number of domestic outbound shipments to customers from the third-party distribution center utilized by the Company. Average order size is calculated by dividing domestic gross sales by the number of domestic shipments.

(5) The database includes customer and inquirer records. Customers are people who have purchased or received products from the Company. Inquirers are people who have requested a catalog or product information for the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations contains certain forward-looking statements. For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, the words "believes," "anticipates," "plans," "expects" and similar expressions are intended to identify forward-looking statements. There are a number of important factors that could cause the Company's actual results to differ materially from those indicated by any such forward-looking statements. These factors include, without limitation, those items set forth in Item 1 above under the caption "Risk Factors."

The following discussion and analysis should be read in conjunction with the Company's Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K.

GENERAL

Multiple Zones International, Inc. together with its majority owned subsidiaries (collectively the "Company") is a leading international direct marketer of over 100,000 computer products to businesses and consumers. The Company serves customers through its Internet superstore, zones.com, and its flagship brands: Zones Business Solutions, Zones.com, The PC Zone-Registered Trademark- and The Mac Zone-Registered Trademark- with products from leading manufacturers, including IBM, Compaq, Hewlett Packard, Microsoft, Toshiba and Apple. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. International subsidiary operations and licensing activities commenced in 1992, and outbound telemarketing operations, principally to business accounts, were added in 1993. Internet sales and electronic marketing via e-mail began in 1997.

The Company's revenues consist primarily of sales of microcomputer hardware, software, peripherals and accessories, as well as license fees and royalties from foreign licensees. Net sales reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include advertising expense net of co-op advertising recovery, warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Other expense represents interest expense net of non-operating income and minority interests in the Company's foreign subsidiaries.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales.

                                               YEAR ENDED DECEMBER 31,
                                        ------------------------------------
                                           1998        1997         1996
                                        ----------- ------------ -----------
   Net sales                                100.0%      100.0%       100.0%
   Cost of sales                             89.1        88.1         86.2
                                        ----------- ------------ -----------
   Gross profit                              10.9        11.9         13.8
   SG&A expenses                             12.6        12.8          9.8
                                        ----------- ------------ -----------
   Income (loss) from operations             (1.8)       (0.9)         4.0
   Other expense                              0.7         0.3          0.3
                                        ----------- ------------ -----------
   Income (loss) before income taxes         (2.5)       (1.2)         3.7
   Provision for (benefit from)
     income taxes                            (0.8)       (0.2)         1.3
                                        ----------- ------------ -----------
   Net income (loss)                         (1.7)%      (1.0)%        2.4%
                                        ----------- ------------ -----------
                                        ----------- ------------ -----------

COMPARISON OF YEARS ENDED DECEMBER 31, 1998 AND 1997

NET SALES. Net sales increased 2.3% to $501.4 million in 1998 from $490.0 million in 1997. The increase resulted primarily from an increase in the Company's Zones Business Solutions ("ZBS") division, which grew 22.2% to $176.3 million in 1998. The Company's Zones.com division, which is comprised of the Internet and inbound catalog operations declined 6.4% to $243.9 million in 1998. Internet sales increased 386.8% to $47.5 million in 1998.

Net domestic PC product sales increased 11.2% to $202.6 million in 1998 from $182.2 million in 1997 (excluding $9.2 million in fourth quarter 1997 PC Product sales to corporate resellers, which have been discontinued). The increase was due primarily to an increase in the number of ZBS outbound account managers to 142 at year-end, compared with 91 at the end of 1997. Sales to business and education accounts increased 14.8% to $176.3 million from $144.2 million in 1997. PC product sales represented 56.3% and 54.4% of the sales to business and education accounts in 1998 and 1997, respectively.

Net domestic Mac product sales decreased 3.9% to $219.0 million in 1998 from $228.0 million in 1997. Sales of Mac products to business and education accounts through ZBS increased 17.5% during 1998 to $77.0 million, due primarily to the increased number of outbound account managers. Sales of Mac products through the combined catalog and Internet operations of Zones.com declined 13.6% to $142.0 million, reflecting a continued overall decline in consumer demand for Mac products.

International subsidiary net sales in 1998 were $79.8 million, an increase of 12.9% over the comparable period. The increase resulted primarily from sales growth in the Company's operations in Germany, France, and the United Kingdom.

GROSS PROFIT. Gross profit decreased to $54.4 million in 1998 from $58.1 million in 1997, and declined to 10.9% of net sales in 1998 from 11.9% of net sales in 1997. During the second quarter of each period, the Company recorded inventory adjustments totaling $2.9 million and $2.5 million, respectively, primarily related to allowances for obsolete and non-returnable inventory. In addition to these adjustments, gross margin declined due to increased price competition, lower average unit selling prices, and an increase in PC product sales and sales to business and education accounts which generally carry a lower average gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $63.4 million in 1998 from $62.9 million in 1997, but declined as a percentage of net sales between periods to 12.6% from 12.8%. During the second quarter of 1998, the Company recorded charges totaling $2.3 million primarily related to staffing reductions and the closure or sale of certain international operations. During the second quarter of 1997 the Company recorded charges totaling $2.5 million primarily related to uncollectable advertising receivables and staffing reductions.

OTHER EXPENSE. Other expense increased to $3.4 million in 1998 from $1.6 million in 1997. During the second quarter the Company recorded charges to income of $3.5 million related to the disposal of certain unproductive computer hardware and software costs.

INCOME TAX (BENEFIT)/EXPENSE. The income tax benefit for 1998 was $4.1 million. The income tax benefit for 1997 was $965,000. As of December 31, 1998 and 1997, the Company had deferred tax assets attributable to foreign subsidiaries.

NET LOSS. As a result of the above factors, a net loss of $8.3 million or 1.7% of net sales was incurred in 1998. Net loss for 1997 was $5.4 million or 1.0% of net sales.

COMPARISON OF YEARS ENDED DECEMBER 31, 1997 AND 1996

NET SALES. Net sales increased 7.2% to $490.0 million in 1997 from $457.0 million in 1996. The increase resulted primarily from an increase in domestic PC product sales partially offset by a decrease in domestic Mac product sales.

Net domestic PC product sales increased to $191.4 million in 1997 from $120.0 million in 1996. The increase is due to an increase in PC catalog circulation, in addition to growth in sales to business and education accounts. PC catalog circulation increased to 20.0 million in 1997 from 14.0 million in the comparable period. Sales to business and education accounts increased 53.9% to $153.5 million in 1997 from $99.7 million in 1996. PC product sales represent 57.3% and 42.6% of the sales to business and education accounts in 1997 and 1996, respectively.

Net domestic Mac product sales decreased to $228.0 million in 1997 from $277.9 million in 1996, a decrease of 18.0%. The decrease in the domestic Mac product sales reflected the declining overall demand for Mac products.

International subsidiary net sales in 1997 were $70.7 million, an increase of 19.5% over 1996. The increase in international subsidiary net sales resulted primarily from the addition of subsidiaries in Sweden, Venezuela and India, as well as sales growth in the Company's operations in France and Mexico.

GROSS PROFIT. Gross profit decreased to $58.1 million in 1997 from $63.0 million in 1996, and decreased to 11.9% of net sales in 1997 from 13.8% in 1996. During the second quarter of 1997, the Company recorded inventory allowances totaling $2.5 million in connection with slow moving and excess inventories. During the third quarter of 1997, the Company recorded $356,000 of inventory write-downs related to its Belgium, Australia, and Holland subsidiaries. In addition to these adjustments, gross margin declined due to increased price competition, lower average unit selling prices, and an increase in PC product sales and sales to business and education accounts which generally carry a lower average gross margin.

SELLING,GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $62.9 million in 1997 from $44.6 million in 1996, and increased as a percentage of net sales between periods to 12.8% from 9.8%. During the second quarter of 1997, the Company recorded several charges to income. These include $2.5 million related to allowances for uncollectable vendor co-op receivables, $1.4 million related to the write-off of international goodwill, severance expense of $490,000, write-off of other assets totaling $378,000, write-off of $234,000 related primarily to asset valuation adjustments for the Company's subsidiary in Holland and additional professional fees of $243,000. During the third quarter of 1997, the Company recorded a $1.6 million charge to income related to the closure of its Belgium, Australia, and Holland subsidiaries. The charges related to the write-off of accounts receivable, legal expenses, and other operating expenses. In addition to these adjustments, SG&A expense increased due to costs of focusing on growing the PC and outbound sales businesses, higher salary costs, professional fees, and depreciation.

OTHER EXPENSE. Other expense increased to $1.6 million in 1997 from $1.4 million in 1996, primarily as a result of the $284,000 loss on disposal of assets recorded in the second and third quarters of 1997.

INCOME TAX (BENEFIT)/EXPENSE. The income tax benefit for 1997 was $965,000. The income tax expense for 1996 was $6.1 million. As of December 31, 1997, the Company had deferred tax assets attributable to foreign subsidiaries. As the realization of these deferred tax assets is uncertain, the Company established a valuation allowance of $1.4 million. The valuation allowance has decreased the income tax benefit.

NET INCOME. As a result of the above factors, a net loss of $5.4 million or 1.0% of net sales was incurred in 1997. Net income for 1996 was $10.9 million or 2.4% of net sales.

TRENDS

During the quarter ended December 31, 1998, sales through the Company's Internet superstore, zones.com, grew to $18.5 million, or 15.2% of domestic sales, an increase of 284.5% over the fourth quarter of 1997 and 36.2% over the third quarter of 1998. This increase was facilitated by a variety of website improvements during the year, including hardware upgrades to increase system capacity, improvements to the web-site's user-friendliness, and the addition of expanded software-delivery capabilities. The Company plans to further customize its website to provide more efficient access and improved product selection for its business and education customers. The Company also promotes Internet sales by offering telephone sales assistance to its online customers. About 70% of sales dollars through the Company's Internet store are phone-assisted, which affords additional sales opportunities and results in increased order sizes.

Outbound sales to business and education accounts grew to $50.2 million during the fourth quarter, an increase of 1% and 9.3% over the fourth quarter of 1997 and third quarter of 1998, respectively. This growth was achieved through a combination of process based productivity improvements and the Company's successful efforts to expand its outbound account executive headcount. The Company had 142 account executives at December 31, 1998, representing a 22.4%increase during the fourth quarter, and intends to continue its aggressive efforts to expand outbound sales personnel.

Inbound sales resulting from the circulation of the Company's catalogs, by contrast, declined year over year to $52.5 million during the fourth quarter, representing a 22.0% decrease from inbound sales in the fourth quarter of 1997. The Company believes that the rapid growth of its Internet sales has been a significant factor in the flattening of its inbound catalog sales, as increasing numbers of catalog recipients choose to place their orders electronically rather than over the phone. Approximately 60% of customers placing orders through the Internet store have migrated from the Company's inbound catalog sales division. The Company encourages this transition by featuring its Internet superstore prominently throughout its catalogs and by making its inbound telephone sales personnel available to assist online customers. The Company intends to continue to adapt and adjust the size, content and circulation of its outbound sales catalogs in an effort to optimize the combined sales of its inbound and Internet divisions.

Gross product margins have continued to decline industry-wide, primarily due to falling average unit selling prices and increased price competition. The Company's average order size in the fourth quarter of 1998 has grown to $414, an increase of 9.9% and 5.5% over the fourth quarter of 1997 and the third quarter of 1998, respectively. This increase is due primarily to the increase in outbound sales to business and education accounts which support a higher average order. Although this increase in order size has roughly offset the recent declines in gross margin percentage on an average order, the Company expects that there may be further declines in gross product margins, and that continued growth in order size, as well as continued cost reductions, will likely be required to improve profitability.

The Company uses cooperative advertising funds to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined since 1997, both in dollars and as a percentage of sales. The Company's domestic net cost of advertising totaled $3.3 million in 1998, or 0.8% of domestic net sales. Domestic net advertising costs were $3.9 million in 1997 and $2.0 million in 1996. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

INDUSTRY

The market for microcomputer products is characterized by rapid changes and frequent introductions of new products and product enhancements. These changes result in rapid price fluctuations and have led to continued average price reductions and lower margin dollars per transaction. A number of Internet-based competitors are selling computer products at cost plus a transaction fee. In order to remain competitive, the Company may be required to reduce its prices. Such a reduction in prices could have a material adverse effect on the Company's future results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

On July 2, 1996, the Company completed an initial public offering of its Common Stock resulting in net proceeds to the Company of $27.3 million. The Company paid off bank debts totaling $20.8 million by using funds generated by its initial public offering. The remaining proceeds were used to finance ongoing working capital requirements.

The Company had total assets of $133.0 million at December 31, 1998, of which $120.8 million were current assets. At December 31, 1998 and 1997, the Company had cash and cash equivalents of $19.1 million and $1.6 million respectively, and working capital of $27.6 million and $35.1 million, respectively. Net cash provided by operating activities was $20.5 million in 1998 and $10.8 million in 1997, respectively, compared to net cash used by operating activities of $11.2 million in 1996. The cash inflows during 1998 were primarily due to higher accounts payable offset by increased inventories and accounts receivable. The cash inflow in 1997 was primarily due to lower inventory, prepaid expenses and other assets, and accounts receivable, partly offset by decreased accounts payable. The cash outflow in 1996 was primarily due to higher accounts receivable resulting from growing sales to business accounts, and to investment in increased inventories necessary to support rapidly growing sales.

Cash outlays for capital expenditures were $3.1 million in 1998 and $5.7 million for both 1997 and 1996, respectively. In addition, the Company incurred capital lease obligations during 1998, 1997 and 1996 of $38,000, $420,000 and $1.1 million, respectively. These expenditures were primarily for information systems and software, leasehold improvements, telecommunication system enhancements and furniture and equipment.

The Company has a domestic revolving line of credit of $15.0 million from a commercial bank collateralized by accounts receivable. At December 31, 1998, there were no borrowings outstanding under the facility. The facility contains certain restrictive covenants related to leverage, current ratios and subsidiary investments. Additionally, at December 31, 1998, the Company had $2.5 million of unused letters of credit.

In May 1997, the Company obtained an additional $20.0 million line of credit from a commercial lender collateralized by inventory.

The net amount of vendor credit outstanding at December 31, 1998 was $79.7 million of which $31.4 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

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

The Company established a Y2K assessment team in late 1997 to review all of its information technology ("IT") systems and non-IT systems for Y2K compliance. The Company has contacted and received response from approximately 90% of its domestic systems and service suppliers. All major hardware and software systems have been reviewed. The Company believes that most of its systems, including its enterprise software system, are Y2K compliant. The Company has identified several systems it believes may not be compliant, including its phone system operating software and various computer workstations and servers. Additionally, a number of critical service providers have not indicated that they are currently compliant, including local and long distance phone providers, and several small software solution providers.

A plan to mitigate currently known compliance issues was completed during the fourth quarter of 1998. Testing to verify compliance is scheduled for completion during the second quarter of 1999. The Company will utilize both internal and external resources to reprogram and test applications for compliance. The Company has a project underway to upgrade its enterprise software system and expects to complete this project early in the third quarter of 1999. Although its current software version is Y2K compliant, several minor software attachments will be replaced and brought into compliance in the process. Compliance costs for repairing known systems and software issues are estimated to be $400,000. Additionally, other minor software compliance costs are expected to total less than $100,000. Compliance testing costs are estimated to be $150,000.

The Company's assessment of the potential impact of Y2K issues on its foreign subsidiaries is continuing, and the Company believes that it's subsidiaries will be compliant before the end of 1999. The Company has not yet completed testing to verify compliance for its domestic systems and accordingly has not completed contingency planning. Once completed contingency plans and related cost estimates will be continually refined, as additional information becomes available. The Company cannot provide any assurance that it will be able to achieve timely Y2K compliance, or that its critical service providers and suppliers will not have service disruptions associated with the Y2K problem. Failure of the Company or any of its critical service providers to achieve Y2K compliance could result in serious disruptions of the Company's operations, such as preventing the Company from receiving or processing customer orders. Such disruptions would likely have a material adverse effect on the Company's results of operations, liquidity or financial condition.

The activities associated with Y2K compliance have not had a material impact on other critical IT or non-IT initiatives, and efforts to bring the Company's non-compliant systems into compliance are not expected to delay any project or impact financial results in any material way.

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 becomes effective for the Company beginning January 1, 2000. The Company is currently assessing the impact, if any, to its financial position or results of operations.

Management believes that the adoption of this new standard will not have a material impact on the Company's financial position or results of operations.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities which generally bear interest at variable rates. Because the short-term borrowings and investments have maturities of three months or less, the Company believes that the risk of material loss is low.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this report beginning at page 28.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                  PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholder under the caption "Proposal No. 1: Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information concerning executive officers of the Company included in Item 4a of
Part I in this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders under the caption "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 1999 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Certain Other Holders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) 1.  Financial Statements:

         The financial statements of Multiple Zones International, Inc. and subsidiaries and Report of Independent Accountants are included herein beginning on page 25.

     (a) 2.  Financial Statement Schedules:

         Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

     (a) 3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

  Number                                           Description
-------------------------------------------------------------------------------
EXHIBIT NO. 3: ARTICLES OF INCORPORATION AND BYLAWS
     3.1 Restated Articles of Incorporation (incorporated by reference from exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No.
                333-04458))
     3.2        Amended and Restated Bylaws
EXHIBIT NO. 10: MATERIAL CONTRACTS

COMPENSATION PLANS AND AGREEMENTS
     10.1       Multiple Zones International, Inc. 1993
                Stock Incentive Plan, as amended (incorporated by reference from exhibit 10.1 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.2 Stock Option Agreement between the Registrant and Peter J. Biere for stock option granted August 9, 1994 (incorporated by reference from exhibit 10.2 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.3 Form of Stock Option Agreement (used for all other stock options granted to executive officers prior to April 1, 1996) (incorporated by reference from exhibit 10.3 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.4 Form of Stock Option Agreement (used for all other stock options granted to executive officers after March 31, 1996) (incorporated by reference from exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.5 Form of Stock Option Agreement (used for all stock options granted to outside directors) (incorporated by reference from exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.6 Multiple Zones International, Inc. 401(k) Plan (incorporated by reference from exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.7 Multiple Zones International, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.8 Multiple Zones International, Inc. Management Incentive Plan (incorporated by reference from exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
     10.9 Form of Indemnification Agreement (entered into with each of Peter J. Biere and the Registrant's outside directors) (incorporated by reference from exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

    10.10 Employment Agreement dated as of April 1, 1996 between the Registrant and Sadrudin J. Kabani (incorporated by reference from exhibit 10.13 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
    10.11 Employment Agreement dated as of July 14, 1997 between the Registrant and Lorne G. Rubis (incorporated by reference from exhibit 10.13 to the Annual Report on Form 10-K filed on March 31, 1998 (File No. 000-28488))
    10.12 Consulting Agreement between the Registrant and Carol L. Miltner (incorporated by reference from exhibit 10.17 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
OTHER MATERIAL CONTRACTS
    10.13 Standard Office Lease-Gross dated October 4, 1993 between the Registrant and Hewlett-Packard Company (incorporated by reference from exhibit 10.23 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
    10.14 Office Lease dated April 1, 1996 between the Registrant and Renton Talbot Delaware, Inc. (incorporated by reference from exhibit 10.24 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
    10.15 Industrial Real Estate Lease dated April 10, 1997 between the Registrant and Pacific Industrial Park LLC (incorporated by reference from exhibit 10.18 to the Annual Report on Form 10-K filed on March 31, 1998 (File No. 000-28488))
    10.16 Ingram Micro Resale Agreement dated April 1, 1996 between Ingram Micro and the Registrant (incorporated by reference from exhibit
                10.25 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
    10.17 Authorized Apple Catalog Reseller Sales Agreement between the Apple Computer, Inc. and the Registrant (incorporated by reference from exhibit 10.26 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
    10.18 Storage and distribution Agreement dated September 28, 1992 between the Registrant and Advanced Logistics Services Corp., as amended (incorporated by reference from exhibit 10.27 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
    10.19 Amendment to Storage and Distribution Agreement dated December 30, 1997 between the Registrant and Advanced Logistics Services Corp.
    10.20 Agreement for Wholesale Financing dated January 15, 1996, as amended, between the Registrant and Deutsche Financial Services Corporation (incorporated by reference from exhibit 10.19 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
    10.21 Amendment to Agreement for Wholesale Financing dated April 23, 1997, between the Registrant and Deutsche Financial Services Corporation (incorporated by reference from exhibit 10.24 to the Annual Report on Form 10-K filed on March 31, 1998 (File No. 000-28488))
    10.22 Business Loan Agreement dated February 28, 1999, between the Registrant and U.S. Bank of Washington, National Association
EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT
     21.1       Subsidiaries of the Registrant
EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSELS
     23.1       Consent of  PricewaterhouseCoopers LLP
EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE
     27.1       Financial Data Schedule (December 31, 1998)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        Multiple Zones International, Inc.


      Date:  March 31, 1999
                                        BY:    /S/ FIROZ H. LALJI
                                           ----------------------------------
                                           Firoz H. Lalji, Chairman and
                                           Chief Executive Officer


                                        BY:   /S/     PETER J. BIERE
                                           ----------------------------------
                                           Peter J. Biere, Chief
                                           Financial Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                         Title                     Date
-------------------------------            --------               --------------
/S/     JOHN H. BAUER                      Director               March 31, 1999
-------------------------------
John H. Bauer

/S/     JOHN T. CARLETON                   Director               March 31, 1999
-------------------------------
John T. Carleton

/S/     RICHARD E. CARTER                  Director               March 31, 1999
-------------------------------
Richard E. Carter

/S/     FIROZ H. LALJI                     Director               March 31, 1999
-------------------------------
Firoz H. Lalji

/S/     KATHLEEN S. PUSHOR                 Director               March 31, 1999
-------------------------------
Kathleen S. Pushor

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets
December 31, 1998 and 1997                                           26

Consolidated Statements of Operations and Comprehensive Income
Twelve months ended December 31, 1998, 1997 and 1996                 27

Statements of Shareholders' Equity
Twelve months ended December 31, 1998, 1997 and 1996                 28

Consolidated Statements of Cash Flows
Twelve months ended December 31, 1998, 1997 and 1996                 29

Notes to Consolidated Financial Statements                           30

Report of Independent Accountants                                    41

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                         1998          1997
                                                                       --------      --------
ASSETS
Current assets:
  Cash and cash equivalents                                            $ 19,092      $  1,645
  Receivables, net                                                       43,687        42,944
  Inventories, net                                                       48,543        40,169
  Prepaid expenses                                                        3,632         4,012
  Income taxes receivable                                                 2,460         1,127
  Deferred income taxes                                                   3,353         1,889
                                                                       --------      --------
    Total current assets                                                120,767        91,786
Property and equipment, net                                              10,384        12,417
Other assets                                                              1,896           607
                                                                       --------      --------
    Total assets                                                       $133,047      $104,810
                                                                       --------      --------
                                                                       --------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                                  $ 2,032      $  2,084
  Accounts payable                                                       79,659        44,067
  Accrued liabilities and other                                           9,364         9,059
  Current portion of capital lease obligations                              911           961
  Income taxes payable                                                    1,200           540
                                                                       --------      --------
    Total current liabilities                                            93,166        56,711
Capital lease obligations, net of current portion                           338           892
Other                                                                     1,695         1,608
                                                                       --------      --------
    Total liabilities                                                    95,199        59,211
                                                                       --------      --------
Minority interest                                                           498           628
                                                                       --------      --------
Commitments and contingencies
Shareholders' equity:
  Common stock, no par value, 45,000,000 authorized
   and 13,173,692 shares issued and outstanding at
   December 31, 1998 and 13,041,464 shares at
   December 31, 1997                                                     38,434        37,751
  Retained earnings                                                        (982)        7,256
  Foreign currency translation adjustment                                  (102)          (36)
                                                                       --------      --------
    Total shareholders' equity                                           37,350        44,971
                                                                       --------      --------
    Total liabilities and shareholders' equity                         $133,047      $104,810
                                                                       --------      --------
                                                                       --------      --------

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            1998          1997          1996
                                                          --------      --------      --------
Net sales                                                 $501,441      $490,025      $457,007
Cost of sales                                              447,005       431,905       393,998
                                                          --------      --------      --------
Gross profit                                                54,436        58,120        63,009

Selling, general and administrative                         63,409        62,910        44,613
                                                          --------      --------      --------
Income (loss) from operations                               (8,973)       (4,790)       18,396
                                                          --------      --------      --------
Interest expense                                               598         1,096         1,500
Other (income) expense                                       2,774           414          (298)
Minority interest                                              102           108           195
                                                          --------      --------      --------
                                                             3,474         1,618         1,397
                                                          --------      --------      --------
Income (loss) before taxes                                 (12,447)       (6,408)       16,999
Provision (benefit) for income taxes                        (4,114)         (965)        6,125
                                                          --------      --------      --------
Net income (loss)                                         $ (8,333)     $ (5,443)     $ 10,874
                                                          --------      --------      --------
                                                          --------      --------      --------
Other comprehensive income (expense), net of tax:
  Foreign currency translation adjustment                      (11)           47           (81)
  Reclassification for gains included in net
   income                                                      (55)
                                                          --------      --------      --------
  Other comprehensive income (expense)                         (66)           47           (81)
                                                          --------      --------      --------
Comprehensive income (loss)                               $ (8,399)     $ (5,396)     $ 10,793
                                                          --------      --------      --------
Net income (loss) attributable to basic earnings
 per share                                                $ (8,333)     $ (5,443)     $ 10,415
Basic earnings (loss) per share                           $  (0.64)     $  (0.42)     $   0.94
Shares used in computing basic earnings (loss)
 per share                                                  13,079        12,965        11,104
Diluted earnings (loss) per share                         $  (0.64)     $  (0.42)     $   0.91
Shares used in computing diluted earnings (loss)
 per share                                                  13,079        12,965        11,912

                 The accompanying notes are an integral part
                  of the consolidated financial statements.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                            Foreign
                                                                               Retained     Currency
                                                        Common Stock           Earnings    Translation
                                                     Shares        Amount      (Deficit)   Adjustment      Total
                                                   ----------      -------     ---------   -----------    -------
Balance, January 1, 1996                            9,374,999      $ 2,750      $ 1,988       $  (2)      $ 4,736
Accretion of Series B Redeemable Convertible
  Preferred Stock                                                                 (459)                      (459)
Issuance of common stock                            2,537,106       27,303                                 27,303
Conversion of Series B Redeemable Convertible
  Preferred Stock                                     918,711        6,920                                  6,920
Exercise of stock options                              45,800           15                                     15
Net income                                                                       10,874                    10,874
Tax effect of stock options exercised                                               161                       161
Translation adjustments                                                                         (81)          (81)
                                                   ----------      -------      -------       -----       -------
Balance, December 31, 1996                         12,876,616       36,988       12,564         (83)       49,469
Issuance of common stock                               33,748          196                                    196
Exercise of stock options                             131,100          567                                    567
Net loss                                                                         (5,443)                   (5,443)
Tax effect of stock options exercised                                               135                       135
Translation adjustments                                                                          47            47
                                                   ----------      -------      -------       -----       -------
Balance, December 31, 1997                         13,041,464       37,751        7,256         (36)       44,971
Issuance of common stock                               33,223           96                                     96
Exercise of stock options                              53,695          242                                    242
Exercise of warrants                                   45,310          345                                    345
Net loss                                                                         (8,333)                   (8,333)
Tax effect of stock options exercised                                                95                        95
Translation adjustments                                                                         (66)          (66)
                                                   ----------      -------      -------       -----       -------
Balance, December 31, 1998                         13,173,692      $38,434      $  (982)      $(102)      $37,350
                                                   ----------      -------      -------       -----       -------
                                                   ----------      -------      -------       -----       -------



                 The accompanying notes are an integral part
                  of the consolidated financial statements.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                YEAR ENDED DECEMBER 31,
                                                            1998          1997         1996
                                                          --------      --------     ---------
Cash flows from operating activities:
  Net income (loss)                                       $ (8,333)     $ (5,443)    $  10,874
  Adjustments to reconcile net income to net
   cash from operating activities:
    Depreciation and amortization                            3,641         2,943         1,651
    Allowance for inventory and receivables                  2,197         3,528           669
    Write off of goodwill                                                  1,233
    Deferred income taxes                                   (2,179)       (1,246)         (567)
    Loss on disposal of assets                               3,651           376
    Minority interest                                         (102)          108           229
    Tax effect of stock options exercised                       95           135           161
    Changes in assets and liabilities excluding
     effect of acquisitions:
      Accounts receivable                                   (4,233)        4,626       (26,734)
      Inventory                                            (10,936)       35,157       (35,251)
      Prepaid expenses and other assets                       (466)        5,016        (1,968)
    Accounts payable                                        37,043       (36,044)       37,039
    Accrued liabilities                                        872         1,807         3,068
    Income taxes payable                                      (796)       (1,387)         (371)
                                                          --------      --------     ---------
        Net cash provided by (used in) operating
         activities                                         20,454        10,809       (11,200)

Cash flows from investing activities:
  Purchases of property and equipment                       (3,064)       (5,664)       (5,725)
  Acquisitions of subsidiaries                                                            (479)
  Other                                                                       51
                                                          --------      --------     ---------
       Net cash used in investing activities                (3,064)       (5,613)       (6,204)

Cash flows from financing activities:
  Payments under line of credit agreement                  (13,190)      (76,215)     (110,918)
  Borrowings under line of credit agreement                 13,202        75,372       101,853
  Net change in book overdrafts                                244        (2,985)         (260)
  Payments on capital leases                                  (641)       (1,250)         (769)
  Net proceeds from sale of common stock                       683           763        27,317
  Other                                                       (130)         (264)           12
                                                          --------      --------     ---------
       Net cash provided by (used in) financing
        activities                                             168        (4,579)       17,235

Effect of exchange rate on cash and cash equivalents          (111)           52           (70)
Net increase (decrease) in cash and cash equivalents        17,447           669          (239)
Cash and cash equivalents at beginning of period             1,645           976         1,215
                                                          --------      --------     ---------
Cash and cash equivalents at end of period                $ 19,092      $  1,645     $     976
                                                          --------      --------     ---------
                                                          --------      --------     ---------
Supplemental cash flow information:
  Cash paid during the period for interest                     598      $  1,095     $   1,500
  Cash paid for income taxes                              $ (1,356)     $    992     $   6,796
  Noncash investing and financing activity:
    Capital leases to finance purchases of  equipment     $     38      $    420     $   1,064


                 The accompanying notes are an integral part
                  of the consolidated financial statements.

           MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Multiple Zones International, Inc. and its majority owned subsidiaries (collectively the "Company") are international direct marketers of microchip-based hardware, software, peripherals and accessories for users of both the PC/Wintel ("PC") and Macintosh ("Mac") operating systems. The Company has licensed its trade name to independent licensees that operate in a number of countries worldwide.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and of its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

CASH EQUIVALENTS

Cash equivalents are all highly liquid investments with initial maturities of three months or less.

CONCENTRATION OF CREDIT RISK

Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States and cash balances held in foreign financial institutions. The Company has not experienced any losses associated with cash balances and believes that there is minimal risk associated with the cash balances. Concentration of credit risk with respect to trade receivables is limited due to the Company's diverse customer base. The Company closely monitors extensions of credit but does not require collateral.

INVENTORIES

Inventories consist primarily of computer software and hardware. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Balances at December 31, 1998 and 1997 are net of allowances of approximately $3,834,000 and $2,400,000 respectively.

PROPERTY AND EQUIPMENT

Property and equipment is recorded at cost. Depreciation is based on the straight-line method over the estimated useful lives of the related assets. Depreciation for computer hardware and software is generally over 3 to 5 years. Other property and equipment is depreciated over 3 to 10 years. Amortization of capital leases is based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the asset carrying value. During the year ended December 31, 1997, the Company evaluated the carrying value of goodwill on its foreign subsidiaries and deemed the assets impaired. The Company's foreign subsidiaries are heavily dependent on the Mac marketplace and with the weakness and uncertainty in this market it was determined that the goodwill should be written off. The Company recorded a charge of $1,400,000, included in Selling, general and administrative expenses, to eliminate the goodwill.

INCOME TAXES

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FOREIGN CURRENCY TRANSLATION

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the exchange rate in effect at the balance sheet date and revenues and expenses are translated at weighted average rates during the period. The resulting translation adjustment is reflected as a separate component of shareholders' equity on the balance sheet.

REVENUE RECOGNITION

Revenue on product sales is recognized at the time of shipment. The Company generally allows its customers to return products within 30 days of purchase. An allowance for product returns is established based on experience.

LICENSE FEES AND ROYALTIES

The Company records revenues from license fees in net sales when licenses are granted. Royalty income from licensees is recorded in net sales based on a percentage of the licensees' gross sales in the period sales are made.

CATALOG COSTS AND REVENUES

The Company produces and distributes catalogs at various intervals throughout the year. Costs to produce and distribute individual catalogs, including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month). At December 31, 1998 and 1997 $2,257,000 and $2,294,000, respectively, of capitalized advertising costs were included with prepaid expenses. The Company receives market development funds and cooperative advertising revenues from most vendors who have placed advertisements in the Company's catalogs. These revenues are recognized as a reduction of selling expense in the same period in which the corresponding catalog cost is recognized as selling expense. Advertising expense net of co-op advertising recovery is included in selling, general and administrative expenses and totaled $3,300,000, $3,852,000 and $2,026,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

The Company provides advertising in its catalogs in exchange for products or services to be received from its vendors. These transactions are reported at the estimated fair market value of the advertising provided by the Company, which approximates the value of products or services received in exchange. Barter revenues are recorded when the catalogs are published and receivables are recorded for the products or services to be received. Barter expenses are recorded when the products or services are used.

DEPENDENCE ON SALES OF MAC PRODUCTS

The Company is largely dependent on sales of Mac products manufactured by a broad variety of vendors, including Apple. A decline in the demand for, or availability of, Apple or other Mac products would likely have a material adverse effect on the Company's business, financial condition and results of operations. Although the Company intends to pursue increased sales of PC products to reduce its dependence on sales of Mac products, there can be no assurance that the Company will be successful in doing so.

SEGMENT REPORTING

In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. The Company will adopt the statement in 1998. This statement, which is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues. The Company has determined it's business has two segments, The United States and International.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 becomes effective for the Company beginning January 1, 2000. The Company is currently assessing the impact, if any, to its financial position or results of operations

Management believes that the adoption of this new standard will not have a material impact on the Company's financial position or results of operations.

3.  FAIR VALUE OF FINANCIAL INSTRUMENTS

For certain financial instruments, including cash, cash equivalents and bank lines of credit, the carrying value approximates fair value.

4.  RECEIVABLES

    Receivables consist of the following (in thousands):

                                                          DECEMBER 31,
                                                     --------------------
                                                       1998         1997
                                                     -------      -------
    Trade                                            $40,153      $32,381
    Co-op advertising                                  4,105        4,510
    Licensees                                            289          506
    Returns, rebates and other                         3,912        8,423
                                                     -------      -------
                                                      48,459       45,820
    Less allowances                                   (4,772)      (2,876)
                                                     -------      -------
                                                     $43,687      $42,944
                                                     -------      -------
                                                     -------      -------

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1997
                                                            --------   --------
    Equipment                                               $  7,845   $  5,169
    Computer hardware and software under capital leases        3,915      6,773
    Computer software                                          3,742      3,995
    Furniture and fixtures and leasehold improvements          3,022      3,654
                                                             -------    -------
                                                              18,524     19,591
    Less accumulated depreciation and
     Amortization                                             (8,140)    (7,174)
                                                             -------    -------
              Property and equipment, net                    $10,384    $12,417
                                                             -------    -------
                                                             -------    -------

Included in accumulated depreciation and amortization is accumulated amortization associated with capital leases at December 31, 1998 and 1997 of $2,861,000 and $3,020,000, respectively.

6.  BANK LINES OF CREDIT

At December 31, 1998, the Company had a $15,000,000 revolving bank line of credit expiring August 31, 1999. Interest is charged at the prime lending rate 7.75% and 8.50% at December 31, 1998 and 1997, respectively. At December 31, 1998 and 1997 no borrowings were outstanding. The line is collateralized by the Company's accounts receivable.

In May 1997 the Company obtained an additional $20,000,000 bank line of credit. This line is collaterized by the Company's inventories. No amounts were outstanding at December 31, 1998 or 1997.

The line of credit agreements contain certain covenants and restrictions requiring, among other things, a minimum tangible net worth and certain other financial ratios and restrictions. The Company has complied with the restrictive covenants contained in the agreements.

Bank lines of credit also included $2,032,000 and $2,084,000 of borrowings by the Company's foreign subsidiaries at December 31, 1998 and 1997, respectively.

The lines of credit are used by the Company under its cash management system to cover checks presented for payment in excess of cash balances. As of December 31, 1998 and 1997 the Company had book overdrafts of $3,227,000 and $2,983,000 respectively, which are included with accounts payable.

7.  TRADE CREDIT ARRANGEMENT

In 1996, the Company entered into agreements with Deutsche Financial Services ("Deutsche") to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreement allows a collateralized position in inventory financed by Deutsche up to an aggregate of $35,000,000. At December 31, 1998, accounts payable included $31,421,000 owed to Deutsche. Amounts purchased under these agreements generally require payment within a period of 45 days, and no interest is charged. Interest will accrue on amounts not paid by the end of this period at variable rates.

8.  INCOME TAXES

The income tax provision consists of the following (in thousands):

                                                        YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998        1997       1996
                                                    -------     -------     ------
    Current                                         $(1,935)    $   281     $6,692
    Deferred                                         (2,496)     (2,671)      (567)
    Valuation allowance for deferred tax asset          317       1,425
                                                    -------     -------     ------
    Total                                           $(4,114)    $  (965)    $6,125
                                                    -------     -------     ------
                                                    -------     -------     ------

The components of deferred taxes were as follows (in thousands):

                                                               DECEMBER 31,
                                                           --------------------
                                                            1998         1997
                                                           -------      -------
    Assets:
      Allowance for doubtful accounts                      $ 1,413      $   738
      Inventory allowances                                   1,261          643
      Inventory capitalization                                  50           63
      Property and equipment depreciation                       75
      Deferred rent                                            624          593
      Accrued liabilities and other                            835          445
      Net operating losses                                   1,849        1,579
      Valuation allowance                                   (1,708)      (1,391)
                                                           -------      -------
                                                           $ 4,399      $ 2,670
                                                           -------      -------
    Liabilities:
      Property and equipment depreciation                               $  (423)
                                                           -------      -------
                                                                        $  (423)
                                                           -------      -------
    Net deferred tax asset                                 $ 4,399      $ 2,247
                                                           -------      -------
                                                           -------      -------

The net deferred tax asset is recognized in the accompanying balance sheet as follows (in thousands):

    Current deferred tax asset                             $3,353      $1,889
    Non-current deferred income tax asset,
     net of valuation allowance of $1,708
     in 1998 and $1,391 in 1997.                            1,046         358
                                                           ------      ------
    Net deferred tax asset                                 $4,399      $2,247
                                                           ------      ------
                                                           ------      ------

The deferred tax asset valuation allowance is primarily related to deferred tax assets of foreign operations, including net operating loss carryforwards in several foreign markets. Although realization is not assured, management believes it is more likely than not that the unreserved deferred tax asset will be realized through future taxable income or taxable loss carrybacks. The Company's foreign net operating losses begin expiring in 2002. In certain countries the losses never expire.

A reconciliation of the effective income tax rate on income before taxes with the federal statutory rate follows:

                                                     YEAR ENDED DECEMBER 31,
                                                     -----------------------
                                                     1998      1997     1996
                                                     ----     -----     ----
    Statutory rate                                   35.0%     35.0%    35.0%
    State income tax                                  1.4       1.4      1.4
    Other                                             0.9       0.9     (0.4)
    Valuation allowance for deferred tax assets      (2.5)    (22.2)
                                                     ----     -----     ----
    Effective tax rate                               33.0%     15.1%    36.0%
                                                     ----     -----     ----
                                                     ----     -----     ----

9.  COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its office and returns warehouse space under noncancelable operating leases which expire through 2003. Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges. At December 31, 1998, future minimum payments under operating leases were as follows (in thousands):

     1999.....................................  $2,007
     2000.....................................   1,884
     2001.....................................   1,846
     2002.....................................   1,752
     2003.....................................   1,006
                                                ------
          Total...............................  $8,495
                                                ------
                                                ------

Rental expense totaled $2,657,000, $2,522,000 and $1,532,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

OBLIGATIONS UNDER CAPITAL LEASES

The Company leases equipment and software under various long-term capital leases. Future lease payments as of December 31, 1998 were as follows (in thousands):

     1999.......................................  $  962
     2000.......................................     255
     2001.......................................      93
                                                  ------
     Total future minimum lease payments           1,310
     Less amount representing interest               (61)
                                                  ------
     Present value of net minimum lease payments   1,249
     Less current portion                           (911)
                                                  ------
     Noncurrent portion                           $  338
                                                  ------
                                                  ------

DISTRIBUTION CENTER

The Company has contracted with a freight company to provide and operate its primary distribution center under a contract that expires August 31, 1999. Under this contract, the Company pays a flat rate for each order filled.

LETTERS OF CREDIT

The Company had unused letters of credit totaling $2,526,000 at December 31, 1998.

ACQUISITIONS

Certain of the purchase agreements relating to the Company's acquisitions of foreign subsidiaries allow the minority owners to sell their remaining interests to the Company at the end of three years. The purchase price for the remaining interests is based on a multiple of the subsidiaries' net income for the three-year period. On February 25, 1999, the minority shareholders of the Company's German subsidiary exercised their option to sell their minority shares to the Company, which the Company accepted. The Company is currently valuing the purchase price of the minority shares, the range of which is estimated to be between $1,300,000 and $3,300,000.

LEGAL PROCEEDINGS

Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company. The Company believes that such claims and actions should not have a material adverse effect upon the Company's financial position or results of operations.

10.  SERIES B REDEEMABLE CONVERTIBLE PREFERRED STOCK

On October 27, 1995, the Company completed a sale of 612,476 shares of Series B Preferred Stock for $7,000,000. Each share of Series B Preferred Stock was entitled to a cumulative annual dividend of $1.14 per share, payable only to the extent that dividends were declared to common shareholders. Voluntary and involuntary liquidation value of each preferred share was $11.43 plus accrued and unpaid dividends. Offering costs related to the sale were $691,992. Upon consummation of the initial public offering all outstanding shares of Series B Preferred Stock converted to 918,711 shares of common stock.

Prior to the conversion of the Series B Preferred Stock to Common Stock the difference between the issuance price, net of offering costs, of the Series B Preferred Stock and the redemption value was accreted periodically by a charge to retained earnings. The carrying value of the Series B Preferred Stock was also increased for accrued but unpaid dividends.

11.  SHAREHOLDERS' EQUITY

COMMON STOCK

On January 2, 1996, the number of authorized shares of common stock was increased to 45,000,000. On June 3, 1996, the Company declared a common stock split which had the effect of increasing the shares issued and outstanding to 9,374,999. All share amounts have been restated to give effect to these stock splits.

On July 2, 1996, the Company issued 2,200,000 shares of Common Stock at $12.00 per share in an initial public offering. On July 12, 1996, an additional 330,000 shares were issued pursuant to the underwriters' over-allotment option. The proceeds to the Company were $27,237,000, net of the underwriting discount and other direct expenses of $3,123,000. In connection with the offering, the Company also issued warrants for the purchase of 45,310 shares of common stock exercisable at $7.62 per share. The warrants were exercised during the fourth quarter of 1998.

STOCK OPTIONS

In 1993, the Company adopted a Stock Incentive Plan (the "Plan") whereby the Company may issue incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to key employees. As of December 31, 1997, only stock options have been granted under the plan. Stock options are granted solely at the discretion of the Board of Directors and are generally issued at a price equal to the estimated fair market value of the stock at the date of grant. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options may generally be exercised based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares to be granted under the Plan was 1,650,000 at December 31, 1998.

In addition, the Company has granted options to the Board of Directors. Options outstanding to these individuals at December 31, 1998, were 93,125 shares at option prices of $2.75 -$10.50 per share.

On June 1, 1998, the Board of Directors adopted a resolution for all employees below the level of vice-president, repricing all options granted and unexercised prior to June 1, 1998 to that day's fair market value, or $3.13 per share. The total number of shares re-priced was 344,672. While the vesting periods were not affected, employees must wait one year to exercise vested shares at the new price.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                           YEAR ENDED DECEMBER 31,
                                                      ---------------------------------
                                                        1998         1997        1996
                                                      -------      -------      -------
Net earnings (loss) - as reported                     $(8,333)     $(5,443)     $10,874
                                                      -------      -------      -------
                                                      -------      -------      -------
Net earnings (loss) - pro forma                       $(8,575)     $(6,816)     $10,200
                                                      -------      -------      -------
                                                      -------      -------      -------
Diluted earnings (loss) per share - as reported       $ (0.64)     $ (0.42)     $  0.91
                                                      -------      -------      -------
                                                      -------      -------      -------
Diluted earnings (loss) per share - pro forma         $ (0.66)     $ (0.53)     $  0.86
                                                      -------      -------      -------
                                                      -------      -------      -------

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: expected volatility of 98%, 75% and 66%; risk-free interest rate of 5.1%, 6.2% and 6.5%; and expected lives of 4 years.

Information regarding the stock option plans is as follows:

                                                              WEIGHTED-AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                 ----------    ---------------
Outstanding, January 1, 1996                        456,000            $ 3.48
  Granted                                           789,500             11.66
  Exercised                                         (45,800)             0.32
  Cancelled                                        (104,940)             3.77
                                                 ----------    --------------
Outstanding, December 31, 1996                    1,094,760              9.21
  Granted                                         1,422,816              9.43
  Exercised                                        (131,100)             4.33
  Cancelled                                        (717,851)            10.29
                                                 ----------    --------------
Outstanding, December 31, 1997                    1,668,625              9.32
  Granted                                         1,212,905              3.53
  Exercised                                         (53,695)             4.11
  Cancelled                                      (1,582,539)             8.58
                                                 ----------    --------------
Outstanding, December 31, 1998                    1,245,296            $ 4.84
                                                 ----------    --------------
                                                 ----------    --------------
1998 option price range for exercised shares                   $0.33 - $11.13
1998 weighted-average fair value of options
 granted during the year                                               $ 2.23

The following tables summarize information about fixed-price stock options outstanding at December 31, 1998.

                                 OPTIONS OUTSTANDING
       -----------------------------------------------------------------------
                                                 WEIGHTED-
                                NUMBER              AVERAGE          WEIGHTED-
              RANGE OF     OUTSTANDING            REMAINING            AVERAGE
       EXERCISE PRICES     AT 12/31/98    CONTRACTUAL YEARS     EXERCISE PRICE
       ---------------     -----------    -----------------     --------------
         $0.33 - $3.13         610,255                 9.00              $2.94
         $3.38 - $5.75         427,460                 9.04               4.48
        $6.67 - $25.88         207,581                 7.81              11.17
       ---------------     -----------    -----------------     --------------
        $0.33 - $25.88       1,245,296                 8.82              $4.84
       ---------------     -----------    -----------------     --------------
       ---------------     -----------    -----------------     --------------

                                 OPTIONS EXERCISABLE
              --------------------------------------------------------
                     RANGE OF            NUMBER       WEIGHTED-AVERAGE
              EXERCISE PRICES       AT 12/31/98         EXERCISE PRICE
              ---------------       -----------       ----------------
                $0.33 - $3.13            61,765                  $2.68
                $3.38 - $5.75            56,125                   4.66
               $6.67 - $25.88            79,234                  11.71
              ---------------       -----------       ----------------
               $0.33 - $25.88           197,124                  $6.86
              ---------------       -----------       ----------------
              ---------------       -----------       ----------------

EMPLOYEE STOCK PURCHASE PLAN

In December 1995, the Company adopted an Employee Stock Purchase Plan (the "Purchase Plan") which was effective upon the completion of the public offering. Under the terms of the Purchase Plan, employees other than officers and employees of the Company's subsidiaries may purchase a total of up to 450,000 shares of common stock. The purchase price per share is 85% of the lower of the market value per share of common stock determined as of the beginning or end of the quarterly purchase period specified in the Purchase Plan.

12.  EARNINGS PER SHARE

The Company has 45,000,000 common shares issued, with 13,173,692 outstanding at December 31, 1998. The Company has also granted options and warrants to purchase common shares to the employees and directors of the Company and had also issued convertible preferred stock. The options, warrants and preferred stock may have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands).

                                                       YEAR ENDED DECEMBER 31,
                                                    1998         1997        1996
                                                  -------      -------      -------
BASIC EARNINGS PER SHARE:
Net income (loss)                                 $(8,333)     $(5,433)     $10,874
Less: Series B accretion and dividends                                         (459)
                                                  -------      -------      -------
Income available to common shareholders           $(8,333)     $(5,433)      10,415
                                                  -------      -------      -------
                                                  -------      -------      -------
Weighted average shares outstanding                13,079       12,965       11,104
                                                  -------      -------      -------
                                                  -------      -------      -------
Basic earnings (loss) per share                   $ (0.64)     $ (0.42)     $  0.94
                                                  -------      -------      -------
                                                  -------      -------      -------
DILUTED EARNINGS PER SHARE:
Net income (loss)                                 $(8,333)     $(5,433)     $10,874
Weighted average shares outstanding                13,079       12,965       11,104
Series B Preferred stock                                                        461
Stock options and warrants                                                      347
                                                  -------      -------      -------
Total commons shares and dilutive securities       13,079       12,965       11,912
                                                  -------      -------      -------
                                                  -------      -------      -------
Dilutive earnings (loss) per share                $ (0.64)     $ (0.42)     $  0.91
                                                  -------      -------      -------
                                                  -------      -------      -------

All options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 1998 and 1997 because the effect of the options and warrants on the calculation would have been antidilutive.

13.  DEFERRED INCOME 401(k) PLAN

The Company offers a deferred income 401(k) plan to substantially all full time employees with a minimum of six months of service. Participants may make tax-deferred contributions of up to 15% of annual compensation subject to certain limitations specified by the Internal Revenue Code.

14.  RELATED PARTY TRANSACTIONS

Related party transactions for 1998, 1997 and 1996 were as follows (in thousands):

                                    YEAR ENDED DECEMBER 31,
                                  ---------------------------
                                   1998      1997       1996
                                  ------    ------     ------
     Sales to licensees           $1,009    $1,660     $2,586

15.  SEGMENT INFORMATION

The Company has determined its reportable segments based on geographic areas of operation. The Company's reportable segments are the United States and International. The Company's international operations consist of majority owned subsidiaries primarily concentrated in Europe. Intersegment revenues are eliminated as the operations of the segments are consolidated.

A summary of the Company's operations by geographic area follows (in thousands):

                                     UNITED STATES     INTERNATIONAL     ELIMINATIONS        TOTAL
YEAR ENDED DECEMBER 31, 1998
Net sales                                 $421,625          $ 80,838         $(522)       $501,441
Depreciation and amortization               (3,246)             (395)                       (3,641)
Income from operations                     (10,369)            1,396                        (8,973)
Interest revenue (expense)                     245              (322)                          (77)
Total assets                               121,178            15,239        (3,369)        133,047

YEAR ENDED DECEMBER 31, 1997
Net sales                                 $419,360          $ 71,552         $(887)       $490,025
Depreciation and amortization               (2,677)             (266)                       (2,943)
Income from operations                      (1,616)           (3,174)                       (4,790)
Interest revenue (expense)                    (702)             (381)                       (1,083)
Total assets                                89,710            17,311        (2,211)        104,810

YEAR ENDED DECEMBER 31, 1996
Net sales                                 $397,653          $ 60,743       $(1,589)       $457,077
Depreciation and amortization               (1,431)             (220)                       (1,651)
Income from operations                      16,972             1,424                        18,396
Interest revenue (expense)                  (1,087)             (130)                       (1,217)
Total assets                               137,999            16,926        (5,124)        149,801

16.  SELECTED QUARTERLY FINANCIAL DATE (UNAUDITED)

The following information is for the years ended December 31, 1998 and 1997:

(in thousands, except per share data)
                                                     First        Second          Third        Fourth
DECEMBER 31, 1998                                  Quarter       Quarter        Quarter       Quarter
                                                  --------      --------       --------      --------
Net sales                                         $117,809      $112,872       $124,329      $146,431
Cost of sales                                      103,891       102,740        110,199       130,175
                                                  --------      --------       --------      --------
Gross profit                                        13,918        10,132         14,130        16,256
SG&A expenses                                       15,908        18,364         13,877        15,260
                                                  --------      --------       --------      --------
Income (loss) from operations                       (1,990)       (8,232)           253           996
Other expense                                          (32)        3,465             27            14
                                                  --------      --------       --------      --------
Income (loss) before income  taxes                  (1,958)      (11,697)           226           982
Provision  (benefit from) for  income taxes           (724)       (3,930)            77           463
                                                  --------      --------       --------      --------
Net income (loss)                                 $ (1,234)     $ (7,767)      $    149      $    519
                                                  --------      --------       --------      --------
                                                  --------      --------       --------      --------
Diluted earnings (loss) per  share(1)             $  (0.09)     $  (0.59)      $   0.01      $   0.04
                                                  --------      --------       --------      --------
                                                  --------      --------       --------      --------

                                                     First        Second          Third        Fourth
DECEMBER 31, 1997                                  Quarter       Quarter        Quarter       Quarter
                                                  --------      --------       --------      --------
Net sales                                         $122,755      $108,043       $115,725      $143,502
Cost of sales                                      106,208        97,057        102,694       125,946
                                                  --------      --------       --------      --------
Gross profit                                        16,547        10,986         13,031        17,556
SG&A expenses                                       12,928        18,285         15,279        16,418
                                                  --------      --------       --------      --------
Income (loss) from operations                        3,619        (7,299)        (2,248)        1,138
Other expense                                          389           317            326           586
                                                  --------      --------       --------      --------
Income (loss) before income  taxes                   3,230        (7,616)        (2,574)          552
Provision  (benefit from) for  income taxes          1,164        (1,979)          (236)           86
                                                  --------      --------       --------      --------
Net income (loss)                                 $  2,066      $ (5,637)      $ (2,338)     $    466
                                                  --------      --------       --------      --------
                                                  --------      --------       --------      --------
Diluted earnings (loss) per  share                $   0.16      $  (0.44)      $  (0.18)     $   0.04
                                                  --------      --------       --------      --------
                                                  --------      --------       --------      --------

(1) Net income (loss) per share is computed independently for each of the quarters presented therefore, the sum of the quarterly net income (loss) per share does not equal the total computed for the year due to shares issued each quarter.

                        REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors
Multiple Zones International, Inc.
Renton, Washington

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Multiple Zones International, Inc. and Subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
February 8, 1999