Form 10-Q
period 1999-03-31
MULTIPLE ZONES INTERNATIONAL INC
filed 1999-05-17
CIK 1013786

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                     --------------------------------------

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1999             COMMISSION FILE NUMBER  0-28488


                       MULTIPLE ZONES INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)


               WASHINGTON                                       91-1431894
        (State of Incorporation)                             (I.R.S. Employer
                                                          Identification Number)

           707 SOUTH GRADY WAY
           RENTON, WASHINGTON                                   98055-3233
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

The number of shares of the registrant's Common Stock outstanding as of May 10, 1999 was 13,263,952.

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
          March 31, 1999 and December 31, 1998                                 3

          Consolidated Statements of Operations and Comprehensive Income
          Three months ended March 31, 1999 and 1998                           4

          Statements of Shareholders' Equity
          Three months ended March 31, 1999                                    5

          Consolidated Statements of Cash Flows
          Three months ended March 31, 1999 and 1998                           6

          Notes to Consolidated Financial Statements                           7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        8



                       PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   14

Item 6.   Exhibits and Reports on Form 8-K                                    14

          Signatures                                                          14

                                     PART I.
                                     -------

ITEM 1. FINANCIAL STATEMENTS
        --------------------

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                         MARCH 31,   DECEMBER 31,
                                                                           1999          1998
                                                                        ----------    ---------
ASSETS
Current assets:
  Cash and cash equivalents                                              $14,962       $19,092
  Receivables, net                                                        39,171        43,687
  Inventories, net                                                        30,404        48,543
  Prepaid expenses                                                         1,947         3,632
  Income taxes receivable                                                  2,529         2,460
  Deferred income taxes                                                    3,353         3,353
                                                                        ----------    ---------
          Total current assets                                            92,366       120,767
Property and equipment, net                                               11,350        10,384
Other assets                                                               1,644         1,896
                                                                        ----------    ---------
          Total assets                                                  $105,360      $133,047
                                                                        ----------    ---------
                                                                        ----------    ---------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                                   $ 2,287       $ 2,032
  Accounts payable                                                        52,463        79,659
  Accrued liabilities and other                                            6,687         9,364
  Current portion of capital lease obligations                             1,400           911
  Income taxes payable                                                     1,089         1,200
                                                                        ----------    ---------
          Total current liabilities                                       63,926        93,166
Capital lease obligations, net of current portion                          1,589           338
Other                                                                      1,603         1,695
                                                                        ----------    ---------
          Total liabilities                                               67,118        95,199
                                                                        ----------    ---------
Minority interest                                                            470           498
                                                                        ----------    ---------

Commitments and contingencies

Shareholders' equity:
  Common stock                                                            38,665        38,434
  Retained deficit                                                         (639)         (982)
  Foreign currency translation adjustment                                  (254)         (102)
                                                                        ----------    ---------
          Total shareholders' equity                                      37,772        37,350
                                                                        ----------    ---------
          Total liabilities and shareholders' equity                    $105,360      $133,047
                                                                        ----------    ---------
                                                                        ----------    ---------


                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     -----------------------
                                                                       1999          1998
                                                                     --------       --------
Net sales                                                            $135,092       $117,809
Cost of sales                                                         120,616        103,891
                                                                     --------       --------
Gross profit                                                           14,476         13,918

Selling, general and administrative                                    14,011         15,908
                                                                     --------       --------
Income (loss) from operations                                             465         (1,990)
                                                                     --------       --------

Interest expense                                                          132            182
Other income, net                                                        (206)          (295)
Minority interest                                                         (28)            81
                                                                     --------       --------
     Other income                                                        (102)           (32)
                                                                     --------       --------
Income (loss) before taxes                                                567         (1,958)
Provision for (benefit from)  income taxes                                224           (724)
                                                                     --------       --------
Net income (loss)                                                    $    343       $ (1,234)
                                                                     --------       --------
                                                                     --------       --------

Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustment                             (152)          (140)
     Reclassification for gains included in net income                      -           (243)
                                                                     --------       --------
     Other comprehensive income (expense)                                (152)          (383)
                                                                     --------       --------
Comprehensive income (loss)                                          $    191       $ (1,617))
                                                                     --------       --------
                                                                     --------       --------

Net income (loss)  attributable to basic and diluted earnings
per share                                                            $    343       $ (1,234)

Basic earnings (loss) per share                                      $   0.03       $  (0.09)
Shares used in computing basic earnings (loss) per share               13,204         13,057

Diluted earnings (loss) per share                                    $   0.03       $  (0.09)
Shares used in computing diluted earnings (loss) per share             13,619         13,057




                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                        Foreign
                                                          Retained     Currency
                                     Common Stock         Earnings    Translation
                                 Shares       Amount      (Deficit)   Adjustment      Total
                               ----------     -------     ---------   ------------   -------
Balance, January 1, 1999       13,173,692     $38,434        $(982)       $(102)     $37,350
Issuance of common stock            7,311          18                                     18
Exercise of stock options          51,174         213                                    213
Net income                                                     343                       343
Translation adjustments                                                    (152)        (152)
                               ----------     -------     ---------   ------------   -------
Balance, March 31, 1999        13,232,177     $38,665        $(639)       $(254)     $37,772
                               ----------     -------     ---------   ------------   -------
                               ----------     -------     ---------   ------------   -------


                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                     1999            1998
                                                                 ----------        -------
Cash flows from operating activities:
  Net income (loss)                                              $      343        $(1,234)
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation and amortization                                       791            840
    Allowance for inventory and receivables                            (845)          (590)
    Deferred income taxes                                                 -             31
    Loss on disposal of assets                                            -             12
    Minority interest                                                   (28)          (155)
    Changes in assets and liabilities:
      Accounts receivable                                             4,437          5,113
      Inventory                                                      19,198          3,330
      Prepaid expenses and other assets                               1,468            944
      Accounts payable                                              (27,477)           675
      Accrued liabilities                                            (2,744)        (1,022)
      Income taxes                                                     (283)        (1,663)
                                                                 ----------        -------
       Net cash provided by (used in) operating activities           (5,140)         6,281

Cash flows from investing activities:
  Purchases of property and equipment                                (1,708)        (1,052)
                                                                 ----------        -------
       Net cash used in investing activities                         (1,708)        (1,052)

Cash flows from financing activities:
  Borrowings under line of credit agreement                             898          8,015
  Payments under line of credit agreement                              (645)        (8,073)
  Net change in book overdrafts                                         589            405
  Net proceeds from sale of common stock                                231             90
  Capital lease obligation                                            2,101              -
  Payments on capital leases                                           (358)           (72)
  Other                                                                   -           (162)
                                                                 ----------        -------
        Net cash provided by financing activities                     2,816            203

Effect of exchange rate on cash and cash equivalents                    (98)          (275)
                                                                 ----------        -------
Net increase (decrease) in cash and cash equivalents                 (4,130)         5,157
Cash and cash equivalents at beginning of period                     19,092          1,645
                                                                 ----------        -------
Cash and cash equivalents at end of period                         $ 14,962        $ 6,802
                                                                 ----------        -------
                                                                 ----------        -------


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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and operating results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and of its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

EARNING PER SHARE
Basic earnings per share ("EPS") excludes all dilution. It is based upon the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

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

3.  SHAREHOLDERS' EQUITY

STOCK OPTIONS
On April 29, 1999, at the Company's Annual Meeting of Shareholders, the shareholders approved the adoption of the 1999 Director Stock Option Plan (the "Directors Plan") . The Directors Plan provides for automatic granting of options to non-employee directors who serve on the Company's board. The maximum number of shares that can be issued under the plan is 150,000. Additionally, the shareholders approved an amendment to the 1993 Stock Incentive Plan increasing the number of shares of common stock reserved for awards from 1,650,000 to 2,650,000.

4.  SEGMENT INFORMATION

The Company has determined its reportable segments based on geographic areas of operation. The Company's reportable segments are the United States and International. The Company's international operations consist of majority owned subsidiaries primarily concentrated in Europe. Intersegment revenues are eliminated as the operations of the segments are consolidated.

A summary of the Company's operations by segment follows (in thousands):

                                        UNITED STATES  INTERNATIONAL  ELIMINATIONS     TOTAL
QUARTER  ENDED MARCH 31, 1999
Net sales                                  $116,861       $18,240         $  (9)      $135,092
Depreciation and amortization                  (710)         (81)                         (791)
Income (loss) from operations                   506          (41)                          465
Interest revenue (expense)                      135          (24)                          111
Total assets                                 94,435       14,151         (3,226)       105,360

QUARTER  ENDED MARCH 31, 1998
Net sales                                   $99,409       $18,506        $ (106)      $117,809
Depreciation and amortization                  (784)          (56)                        (840)
Loss from operations                         (1,958)          (32)                      (1,990)
Interest revenue (expense)                      (82)          (74)           41           (115)
Total assets                                 89,316        16,379        (3,705)       101,990


5.  SUBSEQUENT EVENT

On April 29, 1999, the Company's Board of Directors announced its intention to divest the remaining five international subsidiaries to allow the Company to focus solely on its domestic growth opportunities. The Company believes that the divestiture of its international subsidiaries, in total, will not result in a net loss. In February of 1999, the minority shareholders of the Company's German subsidiary exercised their option to sell their minority shares to the Company, and on April 19, 1999 the Company agreed to a $3.3 million valuation of the minority shares. As of May 14, 1999, the Company sold two of its subsidiaries, including its German subsidiary and the assumption of the obligation to purchase the minority shares. The disposal of the two subsidiaries resulted in a combined after tax loss of approximately $420,000 or $0.03 per share. The timing of the other three transactions, which are in various stages of completion with prospective purchasers, is uncertain, but it is expected that they will close by September 30, 1999.


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

The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

Multiple Zones International, Inc. (the Company) is a leading international direct marketer of over 100,000 computer products to businesses and consumers. The Company serves its customers with products from leading manufacturers through its flagship brands: Zones.com and Zones Business Solutions. Zones.com is a full service electronic retailer of PC and Mac computers and related peripherals and software products to consumer and small office/home office ("SOHO") customers. Zones.com marketing vehicles include the Zones.com online superstore, e-catalogs, paper catalogs (The PC Zone-Registered Trademark- and The Mac Zone-Registered Trademark-) and print media. Zones Business Solutions (ZBS) markets primarily to small and medium business and educational institutions through dedicated teams of account managers. ZBS reaches its target audience through a combination of outbound telemarketing, customized web-stores, targeted e-catalogs and print media.

The Company's revenues consist primarily of sales of computer hardware, software, peripherals and accessories. Net sales reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include advertising expense net of co-op advertising recovery, warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Other income represents interest expense net of non-operating income and minority interests in the Company's foreign subsidiaries.

RESULTS OF OPERATIONS

The following tables present the Company's unaudited consolidated results of operations, as a percentage of net sales, and selected domestic operating data for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's unaudited Consolidated Financial Statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of such periods.

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             1999                    1998
                                                         ---------------------------------
Net sales                                                   100.0%                  100.0%
Cost of sales                                                89.3                    88.2
                                                         ---------------------------------
Gross profit                                                 10.7                    11.8
Selling, general and administrative expenses                 10.4                    13.5
                                                         ---------------------------------
Income (loss) from operations                                 0.3                    (1.7)
Other income                                                 (0.1)                   (0.1)
                                                         ---------------------------------
Income (loss) before income taxes                             0.4                    (1.6)
Provision for (benefit from) income taxes                     0.1                    (0.6)
                                                         ---------------------------------
Net income (loss)                                             0.3%                   (1.0)%
                                                         ---------------------------------
                                                         ---------------------------------

Selected domestic operating data:
Catalog circulation                                        7,875,000               11,450,000
Number of shipments                                          285,000                  316,000
Average order size                                              $432                     $340


COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 1999 AND 1998

NET SALES. Net sales increased 14.7% to $135.1 million for the quarter ended March 31, 1999 from $117.8 million in 1998. The increase resulted primarily from an increase in the Company's Zones Business Solutions ("ZBS") division, which grew 43.4% to $57.7 million for the quarter ended March 31, 1999. ZBS sales growth is due to an increase in account managers to 177 at March 31, 1999 compared to 84 a year ago. The Company's Zones.com division, which is comprised of the Internet and inbound catalog operations remained consistent, $59.1 million for the quarter ended March 31, 1999 compared to $59.2 million in 1998. Internet sales increased 153.3% to $19.0 million for the quarter ended March 31, 1999, while catalog sales declined 22.4% to $40.1 million due principally to a 31.2% decline in catalog circulation during the period.

Net domestic PC product sales increased 22.6% to $58.5 million for the quarter ended March 31, 1999 from $47.7 million in 1998. The increase was due primarily to an increase in the number of ZBS outbound account managers. PC sales represented 50.1% of total sales for the quarter ended March 31, 1999 compared to 48.0% in 1998. Net domestic Mac product sales increased 12.9% to $58.4 million for the quarter ended March 31, 1999 from $51.7 million in 1998. The increase in Mac sales is due primarily to new product offerings by Apple Computer, including, but not limited to the iMac.

International subsidiary net sales for the quarter ended March 31, 1999 were $18.2 million compared to net sales of $18.4 million in 1998. Excluding the results of closed location, international subsidiary net sales increased 29.1% from $14.1 million in the quarter ended March 31, 1998.

GROSS PROFIT. Gross profit increased to $14.5 million for the quarter ended March 31, 1999 from $13.9 million in 1998, and declined as a percentage of net sales to 10.7% from 11.8%, for the same periods. The decrease in gross profit percentage is primarily due to lower pricing strategies on certain CPU's and hardware items in the quarter ended March 31, 1999. Additionally, sales of CPU's represented 40.1% of net sales for the quarter ended March 31, 1999 compared to 29.6% in 1998. CPU's generally carry a lower average gross margin percentage than other products offered by the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased to $14.0 million for the quarter ended March 31, 1999 from $15.9 million in 1998, representing 10.4% and 13.5% of net sales, respectively. The cost reductions are principally related to reduced administrative staffing and overhead costs as a result of the Company's operational realignment initiatives which began in the second quarter of 1998.

OTHER INCOME. Other income increased to $102,000 for the quarter ended March 31, 1999 from $32,000 in 1998. The increase is primarily related to increased interest income in 1999 compared to 1998 and decreased interest expense. The interest income is earned from the Company's cash equivalent investments.

INCOME TAX EXPENSE/BENEFIT. The income tax expense for the quarter ended March 31, 1999 was $224,000, the income tax benefit for the quarter ended March 31, 1998 was $724,000. The Company's effective tax rate was 39.5% and 37.0% respectively.

NET INCOME/LOSS. Net income for the three months ended March 31, 1999, was $343,000, compared to a net loss of $1.2 million for the three months ended March 31, 1998. Diluted earnings per share was $0.03 compared to a loss of $0.09 for the three months ended March 31, 1999 and 1998, respectively.

TRENDS

During the quarter ended March 31, 1999, sales through the Company's Internet superstore, zones.com, grew to $19.0 million, or 16.3% of domestic sales, an increase of 153.3% over the first quarter of 1998 and a 2.8% over the seasonally higher fourth quarter of 1998. The Company expanded its e-commerce offerings by introducing its new e-catalog program to over 800,000 customers and prospects and announced B-Zones-TM-, web sites which will provide customized merchandising, special volume pricing, online order status and account information for business customers. About 70% of sales dollars through the Company's Internet store are phone-assisted, which affords additional sales opportunities and results in increased order sizes.

Outbound sales to business and education accounts grew to $57.7 million during the first quarter, an increase of 43.4% and 15.0% over the first quarter of 1998 and fourth quarter of 1998, respectively. This growth was achieved through a combination of process based productivity improvements and the Company's successful efforts to increase sales through the expansion of outbound account executive headcount. The Company had 177 account executives at March 31, 1999, representing a 24.6% increase during the first quarter, and intends to continue its aggressive efforts to expand the number of outbound sales personnel.

Inbound sales resulting from the circulation of the Company's catalogs, by contrast, declined year over year to $39.9 million during the first quarter, representing a 21.9% decrease from inbound sales in the first quarter of 1999. The Company believes that the rapid growth of its Internet sales has been a significant factor in the decline of its inbound catalog sales, as increasing numbers of catalog recipients choose to place their orders electronically rather than over the phone. Approximately 60% of customers placing orders through the Internet store have migrated from the Company's inbound catalog sales division. The Company encourages this transition by featuring its Internet superstore prominently throughout its catalogs and by making its inbound telephone sales personnel available to assist online customers. The Company intends to continue to adapt and adjust the size, content and circulation of its outbound sales catalogs in an effort to optimize the combined sales of its inbound and Internet divisions.

Gross product margins have continued to decline industry-wide, primarily due to falling average unit selling prices and increased price competition. The Company's average order size in the first quarter of 1999 grew to $432, an increase of 27.0% and 4.3% over the first quarter of 1998 and the fourth quarter of 1998, respectively. This increase is due primarily to the increase in outbound sales to business and education accounts which support a higher average order. Although this increase in order size has partially offset the recent declines in gross margin percentage on an average order, the Company expects that there may be further declines in gross product margins, and that continued growth in order size, as well as continued cost reductions, will likely be required to improve profitability.

The Company uses cooperative advertising funds to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined since 1997, both in dollars and as a percentage of sales. The Company's domestic net cost of advertising totaled $462,000 in the first quarter ended March 31, 1999, or 0.4% of domestic net sales. Domestic net advertising costs were $636,000 in the comparable 1998 period and $352,000 in the fourth quarter of 1998. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

INDUSTRY

The market for computer products is characterized by rapid changes and frequent introductions of new products and product enhancements. These changes result in rapid price fluctuations and have led to continued average price reductions and lower margin dollars per transaction. A number of Internet-based competitors are selling computer products at cost plus a transaction fee. In order to remain competitive, the Company may be required to reduce its prices. Such a reduction in prices could have a material adverse effect on the Company's future results of operations.

SEASONAL FACTORS

Seasonal factors cause sales of computer software and hardware products through the direct marketing channel to be somewhat stronger in the fourth calendar quarter than in the other periods. Sales during the fourth quarter tend to be stronger as manufacturers make year-end introductions of new products and increase marketing activities related to the holiday season, and as corporate purchasing activities increase at the end of budgetary cycles.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1999, the Company had total assets of $105.4 million, of which $92.4 million were current assets. At March 31, 1999 and December 31, 1998 the Company had cash and cash equivalents of $15.0 million and $19.1 million, respectively, and working capital of $28.4 million and $27.6 million, respectively. Net cash used by operating activities was $5.2 million for the quarter ended March 31, 1999 and net cash provided by operating activities was $6.3 million for the three month ended March 31, 1998.

Operating cash outflows for the quarter ended March 31, 1999 were primarily due to a reduction in accounts payable and accrued liabilities partially offset by decreases in inventory and accounts receivable. In the period ended March 31, 1999 accounts payable and accrued liabilities decreased $27.5 million and $2.7 million, respectively and inventories and accounts receivable decreased $19.2 million and $4.4 million, respectively. Cash inflows in the three months ended March 31, 1998 were primarily due to lower accounts receivable and inventory.

Cash outlays for capital expenditures were $1.7 million and $1.1 million in the quarter ended March 31, 1999 and 1998, respectively. These expenditures were primarily for information system enhancements. During the quarter ended March 31, 1999 the Company obtained lease financing for information system enhancements purchased during the quarter ended December 31, 1998. This transaction provided $2.1 million from financing activities during the quarter.

During the quarter ended March 31, 1999 and 1998 the effect of the foreign exchange rate on cash was an outflow of $98,000 and $275,000, respectively. The Company has two domestic revolving lines of credit from commercial banks. The Company has a $15.0 million and a $20.0 million line of credit collateralized by accounts receivable and inventories, respectively. At March 31, 1999, there were no borrowings outstanding under the facilities. Additionally, at March 31, 1999, the Company had $2.5 million of unused letters of credit.

The net amount of vendor credit outstanding at March 31, 1999 was $52.5 million of which $12.5 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

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

The Company established a Y2K assessment team in late 1997 to review all of its information technology ("IT") systems and non-IT systems for Y2K compliance. The Company has contacted and received response from approximately 90% of its domestic systems and service suppliers. A number of critical service providers have not indicated that they are currently compliant, including local and long distance phone providers, and several small software solution providers. After reviewing all major hardware and software systems, the Company believes that most of its systems, including its enterprise software system, are Y2K compliant. The Company has identified several systems that are not compliant, including a third party Internet software system, its phone system operating software and various computer workstations and servers.

The Company continues to test its systems for Y2K compliance, and planning for upgrading or replacing non-compliant systems is in progress. Additionally, the Company has a project underway to upgrade its enterprise and Internet software systems. Although its current enterprise software version is Y2K compliant, several software attachments will be replaced and brought into compliance. These projects are scheduled for completion during the third quarter of 1999. Contingency planning is scheduled to begin during the third quarter. Compliance costs for repairing known systems and software issues are estimated to be between $500,000 and $750,000. Expenses associated with compliance testing are estimated to be between $150,000 and $250,000. The Company expects to be Y2K compliant during the fourth quarter of 1999.

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

                                    PART II.

ITEM 1. LEGAL PROCEEDINGS

The Company is currently not a party to any material legal proceedings.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1   Financial Data Schedule

(b)     Reports on Form 8-K

        No Reports on Form 8-K were filed during the Quarter ended March 31,
        1999.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                      MULTIPLE ZONES INTERNATIONAL, INC.


   Date:  May 14, 1999

                                  By: /S/     FIROZ H. LALJI
                                  ------------------------------------------
                                  Firoz H. Lalji, Chairman and Chief Executive
                                  Officer


                                  /S/     PETER J. BIERE
                                  ------------------------------------------
                                  Peter J. Biere, Chief Financial Officer