Form 10-Q
period 1999-06-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1999-08-16
CIK 1013786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________

COMMISSION FILE NUMBER 0-28488

                        MULTIPLE ZONES INTERNATIONAL, INC
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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes            No
     -----         -----

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the registrant's Common Stock outstanding as of August 11, 1999 was 13,314.365.

                       MULTIPLE ZONES INTERNATIONAL, INC.

                                    INDEX


                         PART I. FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets
                June 30, 1999 and December 31, 1998                                   3

                Consolidated Statements of Operations and Comprehensive Income
                Three and six months ended June 30, 1999 and 1998                     4

                Statements of Shareholders' Equity
                Six months ended June 30, 1999                                        5

                Consolidated Statements of Cash Flows
                Six months ended June 30, 1999 and 1998                               6

                Notes to Consolidated Financial Statements                            7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                         8



                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                                   14

Item 4.         Submission of Matters to a Vote of Security Holders                 14

Item 6.         Exhibits and Reports on Form 8-K                                    15

                Signatures                                                          15

                                   PART I.

ITEM 1. FINANCIAL STATEMENTS

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            JUNE 30,        DECEMBER 31,
                                                              1999              1998
                                                            ------------    --------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $18,940           $19,092
  Receivables, net                                                35,719            43,687
  Inventories, net                                                19,493            48,543
  Prepaid expenses                                                 1,697             3,632
  Income taxes receivable                                          3,584             2,460
  Deferred income taxes                                            3,353             3,353
                                                            ------------    --------------
          Total current assets                                    82,786           120,767
Property and equipment, net                                       10,787            10,384
Other assets                                                       1,700             1,896
                                                            ------------    --------------
          Total assets                                          $ 95,273          $133,047
                                                            ------------    --------------
                                                            ------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                           $ 1,483           $ 2,032
  Accounts payable                                                46,079            79,659
  Accrued liabilities and other                                    5,536             9,364
  Current portion of capital lease obligations                     1,145               911
  Income taxes payable                                               887             1,200
                                                            ------------    --------------
          Total current liabilities                               55,130            93,166
Capital lease obligations, net of current portion                  1,245               338
Other                                                              1,510             1,695
                                                            ------------    --------------
          Total liabilities                                       57,885            95,199
                                                            ------------    --------------
Minority interest                                                    120               498
                                                            ------------    --------------
Commitments and contingencies
Shareholders' equity:
  Common stock                                                    38,847            38,434
  Retained deficit                                                (1,493)             (982)
  Foreign currency translation adjustment                            (86)             (102)
                                                            ------------    --------------
          Total shareholders' equity                              37,268            37,350
                                                            ------------    --------------
          Total liabilities and shareholders' equity             $95,273          $133,047
                                                            ------------    --------------
                                                            ------------    --------------

                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                              JUNE 30,
                                                      1999              1998             1999              1998
                                                    --------          --------         --------          --------
Net sales                                           $121,548          $112,872         $256,640          $230,681
Cost of sales                                        109,060           102,740          229,676           206,631
                                                    --------          --------         --------          --------
Gross profit                                          12,488            10,132           26,964            24,050

Selling, general and administrative                   13,263            18,364           27,274            34,272
                                                    --------          --------         --------          --------
Loss from operations                                    (775)           (8,232)            (310)          (10,222)
                                                    --------          --------         --------          --------
Interest expense                                         138               209              270               390
Other expense, net                                       670             3,397              464             3,103
Minority interest                                        (15)             (141)             (43)              (60)
                                                    --------          --------         --------          --------
  Other expense                                          793             3,465              691             3,433
                                                    --------          --------         --------          --------
Loss before taxes                                     (1,568)          (11,697)          (1,001)          (13,655)
Benefit from income taxes                               (498)           (3,930)            (274)           (4,654)
                                                    --------          --------         --------          --------
Net loss                                            $ (1,070)         $ (7,767)        $   (727)         $ (9,001)
                                                    --------          --------         --------          --------
                                                    --------          --------         --------          --------
Other comprehensive income (expense), net of tax:
    Foreign currency translation adjustment              (35)             (160)            (186)               19
    Reclassification for losses included in
      net loss                                           202                                202              (243)
                                                    --------          --------         --------          --------
    Other comprehensive income (expense)                 167              (160)              16              (224)
                                                    --------          --------         --------          --------
Comprehensive loss                                  $   (903)         $ (7,927)        $   (711)         $ (9,225)
                                                    --------          --------         --------          --------
                                                    --------          --------         --------          --------
Net loss  attributable  to basic and diluted
earnings per share                                  $ (1,070)         $ (7,767)        $   (727)         $ (9,001)

Basic and diluted loss per share                    $  (0.08)         $  (0.59)        $  (0.05)         $  (0.69)

Shares used in  computing  basic and diluted
loss per share                                        13,269            13,074           13,236            13,065



                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                        Foreign
                                                                        Retained        Currency
                                              Common Stock              Earnings      Translation
                                         Shares          Amount         (Deficit)       Adjustment        Total
                                       ----------        -------        --------      ------------       -------
Balance, January 1, 1999               13,173,692        $38,434        $   (982)          $(102)        $37,350
Issuance of common stock                    9,559             51                                              51
Exercise of stock options                  94,721            362                                             362
Net loss                                                                    (727)                           (727)
Tax effect of stock options
   exercised                                                                 216                             216
Translation adjustments                                                                       16              16
                                       ----------        -------        --------      ------------       -------
Balance, June 30, 1999                 13,277,972        $38,847         $(1,493)        $   (86)        $37,268
                                       ----------        -------        --------      ------------       -------
                                       ----------        -------        --------      ------------       -------


                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       1999              1998
                                                                                    --------           -------
Cash flows from operating activities:
  Net loss                                                                          $   (727)          $(9,001)
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation and amortization                                                      1,860             1,715
    Allowance for inventory and receivables                                           (1,624)            1,773
    Loss on disposal of subsidiaries                                                     805
    Loss on disposal of assets                                                                           3,685
    Minority interest                                                                    428              (304)
    Deferred income taxes                                                                                   84
    Tax effect of stock options exercised                                                216
    Changes in assets and liabilities, net of dispositions:
      Accounts receivable                                                              4,885             9,677
      Inventory                                                                       27,114            11,835
      Prepaid expenses and other assets                                                  950               569
      Accounts payable                                                               (29,682)           (2,741)
      Accrued liabilities                                                             (3,096)             (862)
      Income taxes                                                                    (1,364)           (4,434)
                                                                                    --------           -------
       Net cash provided by operating activities                                        (235)           11,996

Cash flows from investing activities:
  Purchases of property and equipment                                                 (2,875)           (1,445)
  Proceeds from sale of subsidiaries                                                     540
                                                                                    --------           -------
       Net cash used in investing activities                                          (2,335)           (1,445)

Cash flows from financing activities:
  Borrowings under line of credit agreement                                            1,775             8,451
  Payments under line of credit agreement                                               (838)           (8,077)
  Net change in book overdrafts                                                          (62)            2,448
  Net proceeds from sale of common stock                                                 413               120
  Proceeds from capital lease financing                                                2,101
  Payments on capital leases                                                            (869)             (214)
  Other                                                                                                   (163)
                                                                                    --------           -------
        Net cash provided by financing activities                                      2,520             2,565

Effect of exchange rate on cash and cash equivalents                                    (102)             (262)
                                                                                    --------           -------
Net increase (decrease) in cash and cash equivalents                                    (152)           12,854
Cash and cash equivalents at beginning of period                                      19,092             1,644
                                                                                    --------           -------
Cash and cash equivalents at end of period                                          $ 18,940           $14,498
                                                                                    --------           -------
                                                                                    --------           -------


                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Multiple Zones International, Inc. ("the Company") is a premier solutions based direct reseller of brand name computer products and services. The Company serves its customers with products from leading manufacturers through its flagship brands: Zones.com and Zones Business Solutions. Zones.com is a full service electronic retailer of PC and Mac computers and related peripherals and software products to consumer and small office/home office ("SOHO") customers. Zones.com marketing vehicles include the Zones.com online superstore, e-catalogs, paper catalogs (The PC Zone-Registered Trademark- and The Mac Zone-Registered Trademark-), and print media. Zones Business Solutions (ZBS) markets primarily to small and medium sized business and educational institutions through dedicated teams of account managers. ZBS reaches its target audience through a combination of outbound telemarketing, customized web-stores, targeted e-catalogs, paper catalogs, and print media.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the requirements of Form 10-Q and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and operating results for the interim periods. The results of operations for such interim periods may not be indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and of its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

EARNING PER SHARE
Basic earnings per share ("EPS") exclude all dilution. EPS is based upon the weighted average number of shares outstanding during the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was amended by SFAS No. 137, deferring the effective date to fiscal years beginning after June 15, 2000.

Management believes that the adoption of this new standard will not have a material impact on the Company's financial position or results of operations.

3.  SHAREHOLDERS' EQUITY

STOCK OPTIONS
On April 29, 1999, at the Company's Annual Meeting of Shareholders, the shareholders approved the adoption of the 1999 Director Stock Option Plan (the "Directors Plan"). The Directors Plan provides for automatic granting of options to non-employee directors who serve on the Company's board. The maximum number of shares of common stock that can be issued under the Directors Plan is 150,000. Additionally, the shareholders approved an amendment to the 1993 Stock Incentive Plan increasing the number of shares of common stock reserved for awards from 1,650,000 to 2,650,000.

4.  SEGMENT INFORMATION

The Company has determined its reportable segments based on geographic areas of operation. The Company's reportable segments are the United States and International. The Company's international operations consist of majority owned subsidiaries primarily concentrated in Europe. Intersegment revenues are eliminated as the operations of the segments are consolidated.

A summary of the Company's operations by segment follows (in thousands):

                                               UNITED STATES     INTERNATIONAL     ELIMINATIONS         TOTAL
THREE MONTHS ENDED JUNE 30, 1999
Net sales                                             $111,822            $9,726                           $121,548
Depreciation and amortization                            1,012                51                              1,063
Loss from operations                                       513               262                                775
Interest revenue (expense)                                 114               (53)                                61

THREE MONTHS ENDED JUNE 30, 1998
Net sales                                              $94,939           $18,053          $  (120)         $112,872
Depreciation and amortization                              945                71                              1,016
Loss from operations                                     7,864               368                              8,232
Interest revenue (expense)                                  (7)             (112)                              (119)

SIX MONTHS ENDED JUNE 30, 1999
Net sales                                             $228,683           $27,966          $   (9)          $256,640
Depreciation and amortization                            1,728               132                              1,860
Loss from operations                                         6               304                                310
Interest revenue (expense)                                 249               (78)                               171
Total assets                                            90,330             4,990             (47)            95,273

SIX MONTHS ENDED JUNE 30, 1998
Net sales                                             $194,348           $36,559          $ (226)          $230,681
Depreciation and amortization                            1,562               153                              1,715
Loss from operations                                     9,823               399                             10,222
Interest revenue (expense)                                 (90)             (186)                              (276)
Total assets                                            82,738            13,686          (2,689)            93,735

5.  DIVESTITURES

During the three months ended June 30, 1999 the Company completed the divestiture of its Germany and Mexico subsidiaries. The Company recorded a pretax and after tax loss on the disposition of these subsidiaries of $862,000 and $588,000, respectively. In addition, the Company has entered into a definitive agreement to divest its ownership in its United Kingdom subsidiary. The Company's remaining investment, included in other assets, will be divested over a period of two years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements.

The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

GENERAL

Multiple Zones International, Inc. is a premier solutions based direct reseller of brand name computer products and services. The Company serves its customers with products from leading manufacturers through its flagship brands: Zones.com and Zones Business Solutions. Zones.com is a full service electronic retailer of PC and Mac computers and related peripherals and software products to consumer and small office/home office customers. Zones.com marketing vehicles include the Zones.com online superstore, e-catalogs, paper catalogs (The PC Zone-Registered Trademark- and The Mac Zone-Registered Trademark-), and print media. Zones Business Solutions markets primarily to small and medium business and educational institutions through dedicated teams of account managers. ZBS reaches its target audience through a combination of outbound telemarketing, customized web-stores, targeted e-catalogs, paper catalogs, and print media.

The Company's revenues consist primarily of sales of computer hardware, software, peripherals and accessories. Net sales reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include advertising expense net of co-op advertising recovery, warehousing, selling commissions, order processing, telephone, credit card fees, and other costs such as administrative salaries, depreciation, rent, and general overhead expenses. Other expense represents interest expense, net non-operating expense and minority interests in the Company's foreign subsidiaries.

RESULTS OF OPERATIONS

The following table presents the Company's unaudited consolidated results of operations, as a percentage of net sales, and selected domestic operating data for the periods indicated. This information has been prepared by the Company on a basis consistent with the Company's unaudited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of such periods.

                                                                THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                       JUNE 30,                   JUNE 30,
                                                                 1999          1998          1999          1998
                                                               ---------    ----------    ----------    ----------
Net sales                                                       100.0%        100.0%        100.0%        100.0%
Cost of sales                                                    89.7          91.0          89.5          89.6
                                                               ---------    ----------    ----------    ----------
Gross profit                                                     10.3           9.0          10.5          10.4
Selling, general and administrative expenses                     10.9          16.3          10.6          14.9
                                                               ---------    ----------    ----------    ----------
Loss from operations                                             (0.6)         (7.3)         (0.1)         (4.5)
Other expense                                                     0.7           3.1           0.3           1.5
                                                               ---------    ----------    ----------    ----------
Loss before income taxes                                         (1.3)        (10.4)         (0.4)         (6.0)
Provision for (benefit from) income taxes                        (0.4)         (3.5)         (0.1)         (2.0)
                                                               ---------    ----------    ----------    ----------
Net income (loss)                                                (0.9)%        (6.9)%        (0.3)%        (4.0)%
                                                               ---------    ----------    ----------    ----------
                                                               ---------    ----------    ----------    ----------
Selected domestic operating data:
Catalog circulation                                            7,400,000    12,200,000    15,275,000    23,650,000
Number of orders shipped                                         192,000       242,000       431,000       522,000
Average order size                                                  $609          $419          $557          $400

COMPARISON OF THREE MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

NET SALES. Net sales for the three months ended June 30, 1999 increased 7.7% to $121.5 million compared to $112.9 million in 1998. The increase resulted primarily from increases in the Company's Zones Business Solutions ("ZBS") division and the Zones.com division's online sales, offset by a decrease in Zones.com catalog sales. ZBS sales increased 59.6% to $63.7 million for the three months ended June 30, 1999 compared to $39.9 million in 1998. ZBS sales growth was due primarily to the increased number of Account Executives ("AE's"). The

Company has aggressively hired individuals into the ZBS division. ZBS had 186 AE's at June 30, 1999 compared to 91 at June 30, 1998. Sales by the Company's Zones.com division, which is comprised of the Internet and inbound catalog operations, declined 12.6% to $48.1 million in the three months ended June 30, 1999 from $55.0 million in 1998. Internet sales increased 160.7% to $20.5 million for the second quarter of 1999, while catalog sales declined 41.4% to $27.6 million due principally to a decline in catalog circulation since the prior period.

Net domestic PC product sales for the three months ended June 30, 1999 increased 21.6% to $56.5 million compared to $46.5 million in 1998. The increase was due primarily to the increase in ZBS sales as a percentage of total sales. ZBS represented 57.0% of domestic net sales for the three months ended June 30, 1999 compared to 42.1% in 1998. In addition, PC product sales increased to 62.3% of ZBS sales in the second quarter of 1999 compared to 54.6% in the second quarter of 1998. PC sales represented 50.5% of total sales for the three months ended June 30, 1999 compared to 49.0% in 1998. Net domestic Mac product sales increased 14.2% to $55.3 million for the three months ended June 30, 1999 from $48.5 million in 1998. The increase in Mac sales was due primarily to new product offerings by Apple Computer, including, but not limited to the iMac.

International subsidiary net sales for the three months ended June 30, 1999 decreased 45.8% to $9.7 million compared to $17.9 million in the second quarter of 1998. The decrease was due to the divestiture of two international subsidiaries during the three months ended June 30, 1999 and the prior year divestiture of the Company's Scandinavian subsidiaries.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 10.3% of net sales in the three months ended June 30, 1999 compared to 11.5% in 1998, excluding charges taken in the three months ended June 30, 1998. The decrease in gross profit was primarily due to the increase in ZBS sales as a percentage of total sales, the increase in CPU's as a percentage of total sales and increased pricing pressure, particularly on Mac and PC CPU's. ZBS sales to business and education accounts tend to carry a lower average gross margin as compared to the sales through the Company's Zones.com division. ZBS sales have increased and represented 57.0% of domestic net sales in the three months ended June 30, 1999 compared to 42.1% in 1998. Additionally, CPU's as a percentage of total sales have increased and represented 42.3% for the three months ended June 30, 1999 compared to 29.0% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased 27.9% to $13.2 million for the three months ended June 30, 1999 from $18.4 million in 1998, representing 10.9% and 16.3% of net sales, respectively. The cost reductions were principally related to decreased net cost of advertising and reduced administrative staffing and overhead costs. The decreased net cost of advertising was primarily related to the Company's decrease in catalog circulation. Additionally, as a result of the Company's operational realignment initiatives which began in the second quarter of 1998, the Company's administrative staffing levels decreased over 14.0% as of June 30, 1999 compared to the end of the second quarter of 1998. Along with its administrative headcount declines, sales staffing levels increased 17.4%. The Company intends to intensify its promotion of its on-line store, Zones.com, in order to increase traffic and internet revenue. In addition, the Company intends to continue to aggressively grow its outbound sales force at ZBS. The Company expects that the intensified focus on increasing on-line and outbound sales will increase Zones.com advertising expenditures and ZBS operating expenses.

OTHER EXPENSE. Other expense increased to $793,000 for the three months ended June 30, 1999 from other income of $35,000, excluding $3.5 million of charges taken in the second quarter of 1998. During the second quarter of 1999, the Company divested two international subsidiaries resulting in a pretax loss on disposition of $862,000. Excluding the effect of these transactions, the Company recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

INCOME TAX BENEFIT. The income tax benefit for the three months ended June 30, 1999 was $498,000 as compared to $3.9 million in the prior year. The Company's effective tax rate expressed as a percentage of income before taxes decreased to 31.8% for the three months ended June 30, 1999 compared to 33.6% in the prior year.

NET LOSS. Net loss for the three months ended June 30, 1999 was $1.1 million compared to $7.8 million in 1998. Basic and diluted loss per share was $0.08 and $0.59 for the three months ended June 30, 1999 and 1998, respectively.

COMPARISON OF SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998

NET SALES. Net sales for the six months ended June 30, 1999 increased 11.3% to $256.6 million compared to $230.7 million in 1998. The increase resulted primarily from increases in sales by the Company's ZBS division and the Zones.com division online sales offset by a decrease in Zones.com catalog sales. ZBS sales increased 51.5% to $121.5 million for the six months ended June 30, 1999 compared to $80.2 million in 1998. ZBS sales growth is due primarily to the increased number of AE's. Sales by the Company's Zones.com division declined 6.1% to $107.2 million in the six months ended June 30, 1999 from $114.2 million in 1998. Internet sales increased 157.1% to $39.5 million for the six months ended June 30, 1999, while catalog sales declined to $67.7 million due principally to a decline in catalog circulation since the prior period.

Net domestic PC product sales for the six months ended June 30, 1999 increased 22.1% to $115.0 million compared to $94.2 million in 1998. The increase was due primarily to the increase in ZBS sales as a percentage of total sales. ZBS represented 53.1% of domestic net sales for the six months ended June 30, 1999 compared to 41.3% in 1998. PC product sales increased to 61.3% of ZBS sales in the six months ended June 30, 1999 compared to 55.8% in 1998. PC sales represented 50.3% of total sales for the six months ended June 30, 1999 compared to 48.5% in 1998. Net domestic Mac product sales increased 13.5% to $113.7 million for the six months ended June 30, 1999 from $100.1 million in 1998. The increase in Mac sales was due primarily to new product offerings by Apple Computer, including, but not limited to the iMac.

International subsidiary net sales for the six months ended June 30, 1999 decreased 23.1% to $28.0 million compared to $36.3 million in 1998. The decrease was due to the prior year divestiture of the Company's Scandinavian subsidiaries.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 10.5% of net sales in the six months ended June 30, 1999 compared to 11.5% in 1998, excluding charges taken in the six months ended June 30, 1998. The decrease in gross profit was primarily due to the increase in ZBS sales as a percentage of total sales, the increase in CPU's as a percentage of total sales, and increased pricing pressure, particularly on Mac and PC CPU's. ZBS sales to business and education accounts tend to carry a lower average gross margin as compared to the sales through the Company's Zones.com division. ZBS sales have increased and represented 53.1% of domestic net sales in the six months ended June 30, 1999 compared to 41.3% in 1998. Additionally, CPU's as a percentage of total sales have increased and represented 41.2% for the six months ended June 30, 1999 compared to 29.3% in 1998.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased 20.5% to $27.3 million for the six months ended June 30, 1999 from $34.3 million in 1998, representing 10.6% and 14.9% of net sales, respectively. The cost reductions were principally related to decreased net cost of advertising and reduced administrative staffing and overhead costs. The decreased net cost of advertising was primarily related to the Company's decrease in catalog circulation from last year. Additionally, as a result of the Company's operational realignment initiatives which began in the second quarter of 1998, the Company's administrative staffing levels decreased over 14.0% as of June 30, 1999 compared to the end of the second quarter 1998. Along with its administrative headcount declines, sales staffing levels have increased 17.4%. The Company intends to intensify its promotion of its on-line store, Zones.com, in order to increase traffic and internet revenue. In addition, the Company will continue to aggressively grow its outbound sales force at ZBS. The Company expects that the intensified focus on increasing on-line and outbound sales will increase Zones.com advertising expenditures and ZBS operating expenses.

OTHER EXPENSE. Other expense increased to $691,000 for the six months ended June 30, 1999 from other income of $67,000, excluding $3.5 million of charges taken in the second quarter of 1998. During the second quarter ended 1999, the Company divested of two international subsidiaries resulting in a loss on disposition of $862,000. Excluding the effect of these transactions the Company recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

INCOME TAX BENEFIT. The income tax benefit for the six months ended June 30, 1999 was $274,000 as compared to $4.7 million in the prior year. The Company's effective tax rate expressed as a percentage of income before taxes decreased to 27.4% for the six months ended June 30, 1999 compared to 34.1% in the prior year.

NET LOSS. Net loss for the six months ended June 30, 1999 was $727,000 compared to $9.0 million in 1998. Basic and diluted loss per share was $0.05 and $0.69 for the six months ended June 30, 1999 and 1998, respectively.

INDUSTRY

The market for computer products is characterized by rapid changes and frequent introductions of new products and product enhancements. These changes result in rapid price fluctuations and have led to continued average price reductions, and lower margin dollars per transaction. A number of Internet-based competitors are selling computer products below cost plus a transaction fee. In order to remain competitive, the Company may be required to reduce its prices. Such a reduction in prices could have a material adverse effect on the Company's future results of operations.

SEASONAL FACTORS

Seasonal factors cause sales of computer software and hardware products to be somewhat stronger in the fourth calendar quarter than in the other periods. Sales during the fourth quarter tend to be stronger as manufacturers make year-end introductions of new products and increase marketing activities related to the holiday season. Corporate purchasing activities also increase at the end of budgetary cycles.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1999, the Company had total assets of $95.3 million, of which $82.8 million were current assets. At June 30, 1999 and December 31, 1998 the Company had cash and cash equivalents of $18.9 million and $19.1 million, respectively, and working capital of $27.7 million and $27.6 million, respectively. Net cash used by operating activities was $235,000 for the six months ended June 30, 1999 compared to $12.0 million provided by operating activities for 1998.

Operating cash outflows for the six months ended June 30, 1999 were primarily due to reductions in accounts payable and accrued liabilities partially offset by decreases in accounts receivable and inventory. In the six-month period ended June 30, 1999, accounts payable and accrued liabilities decreased by $29.7 million and $3.1 million, respectively, and accounts receivable and inventory decreased $4.9 million and $27.1 million, respectively. Cash inflows in the six months ended June 30, 1998 were primarily due to lower accounts receivable and inventory.

Cash outlays for capital expenditures were $2.9 million and $1.4 million in the six months ended June 30, 1999 and 1998, respectively. These expenditures were primarily for information system enhancements.

During the six months ended June 30, 1999 the Company obtained lease financing for information system enhancements purchased during the quarter ended December 31, 1998. This transaction provided $2.1 million from financing activities.

During the six months ended June 30, 1999 and 1998 the effect of the foreign exchange rate on cash was an outflow of $102,000 and $262,000, respectively.

The Company has two domestic revolving lines of credit from commercial banks. The Company has a $15.0 million and a $20.0 million line of credit collateralized by accounts receivable and inventories, respectively. At June 30, 1999, there were no borrowings outstanding under these facilities. Additionally, at June 30, 1999, the Company had $1.8 million of unused letters of credit.

The net amount of vendor credit outstanding at June 30, 1999 was $46.1 million of which $6.5 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

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

The Company established a Y2K assessment team in late 1997 to review all of its information technology ("IT") systems and non-IT systems for Y2K compliance. A number of critical service providers have not indicated that they are currently compliant, including local and long distance phone providers, and several small software solution providers. After reviewing all major hardware and software systems, the Company believes that most of its systems, including its enterprise software system, are Y2K compliant. The Company has identified several systems that are not compliant, including a third party Internet software system, its phone system operating software and various computer workstations and servers. These identified systems are in the process of being upgraded and will be completed in the third and early fourth quarter of 1999.

The Company continues to test its systems for Y2K compliance, and planning for upgrading or replacing non-compliant systems is in progress. Early in the third quarter of 1999, the Company completed an upgrade of its enterprise software package. Although the system was Y2K compliant, several software attachments were replaced and brought into compliance. The Company has a project underway to upgrade its Internet software package. The project will be completed early in the fourth quarter of 1999. Contingency planning is scheduled to begin during the third quarter. Compliance costs for repairing known systems and software issues are estimated to be between $500,000 and $750,000. Expenses associated with compliance testing are estimated to be between $150,000 and $250,000. The Company expects to be Y2K compliant during the fourth quarter of 1999.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its annual meeting of shareholders on April 29, 1999.

(b) Four matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1.  Election of Directors

       NOMINEE                    VOTES FOR                  WITHHELD
------------------------   ------------------------   ------------------------
John H. Bauer                    7,501.472                   783,908
John T. Carleton                 7,501,722                   783,658
Firoz H. Lalji                   7,492,622                   792,758
Kathleen S. Pushor               7,501,672                   783,708
Richard E. Carter                7,501,672                   783,708

2.  Approval of 1999 Director Stock Option Plan

                                    VOTES FOR                VOTES AGAINST              ABSTENTIONS          BROKER NON-VOTES
                           ------------------------   ------------------------   ------------------------   -------------------
                                 8,225,956                    57,839                       1,585                       0

3.  Approval of Amended and Restated 1993 Stock Incentive Plan

                                    VOTES FOR                VOTES AGAINST              ABSTENTIONS          BROKER NON-VOTES
                           ------------------------   ------------------------   ------------------------   ------------------
                                 7,188,945                 1,093,350                       3,085                       0

4.  Ratification of Appointment of Auditors

                                    VOTES FOR                VOTES AGAINST              ABSTENTIONS
                           ------------------------   ------------------------   ------------------------
                                 8,271,017                     3,878                      10,486

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended June 30, 1999.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

                                       MULTIPLE ZONES INTERNATIONAL, INC.


     Date:  August 13, 1999
                             By:   /s/  FIROZ H. LALJI
                                   -----------------------------------------
                                   Firoz H. Lalji, Chairman and Chief
                                   Executive Officer


                                   /s/  JAMES H. BROMLEY
                                   -----------------------------------------
                                   James H. Bromley, Chief Financial Officer