Form 10-Q
period 1999-09-30
MULTIPLE ZONES INTERNATIONAL INC
filed 1999-11-15
CIK 1013786

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                             --------   --------

COMMISSION FILE NUMBER     0-28488

                        MULTIPLE ZONES INTERNATIONAL, INC
             (Exact name of registrant as specified in its charter)

                   WASHINGTON                               91-1431894
            (State of Incorporation)                     (I.R.S. Employer
                                                      Identification Number)

               707 SOUTH GRADY WAY
               RENTON, WASHINGTON                                98055-3233
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

Yes   X       No
    ------        -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes               No
    ------           -------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the registrant's Common Stock outstanding as of November 9, 1999 was 13,334,637.

                       MULTIPLE ZONES INTERNATIONAL, INC.
                                AND SUBSIDIARIES

                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets
                September 30, 1999 and December 31, 1998                                                               3

                Consolidated Statements of Operations and Comprehensive Income
                Three and nine months ended September 30, 1999 and 1998                                                4

                Statement of Shareholders' Equity
                Nine months ended September 30, 1999                                                                   5

                Consolidated Statements of Cash Flows
                Nine months ended September 30, 1999 and 1998                                                          6

                Notes to Consolidated Financial Statements                                                             7

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of Operations                  8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                            14




                           PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                                                                     14

                Signatures                                                                                           14

                                     PART I.

ITEM 1   FINANCIAL STATEMENTS

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                   SEPTEMBER 30,     DECEMBER 31,
                                                                                       1999              1998
                                                                                   -------------    ---------------
ASSETS
Current assets:
  Cash and cash equivalents                                                               $13,277           $19,092
  Receivables, net                                                                         33,219            43,687
  Inventories, net                                                                         18,463            48,543
  Prepaid expenses                                                                          1,722             3,632
  Income taxes receivable                                                                   3,311             2,460
  Deferred income taxes                                                                     3,353             3,353
                                                                                     -------------    ---------------
          Total current assets                                                             73,345           120,767
Property and equipment, net                                                                10,867            10,384
Other assets                                                                                1,604             1,896
                                                                                     -------------    ---------------
          Total assets                                                                   $ 85,816          $133,047
                                                                                     -------------    ---------------
                                                                                     -------------    ---------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                                                    $ 1,405           $ 2,032
  Accounts payable                                                                         40,325            79,659
  Accrued liabilities and other                                                             6,233            10,564
  Current portion of capital lease obligations                                                969               911
                                                                                     -------------    ---------------
          Total current liabilities                                                        48,932            93,166
Capital lease obligations, net of current portion                                           1,100               338
Other                                                                                       1,418             1,695
                                                                                     -------------    ---------------
          Total liabilities                                                                51,450            95,199
                                                                                     -------------    ---------------
Minority interest                                                                              90               498
                                                                                     -------------    ---------------

Commitments and contingencies

Shareholders' equity:
  Common stock                                                                             39,058            38,434
  Retained Earnings deficit                                                               (4,712)             (982)
  Foreign currency translation adjustment                                                    (70)             (102)
                                                                                     -------------    ---------------
          Total shareholders' equity                                                       34,276            37,350
                                                                                     -------------    ---------------
          Total liabilities and shareholders' equity                                      $85,816          $133,047
                                                                                     -------------    ---------------
                                                                                     -------------    ---------------

                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                          SEPTEMBER 30,
                                                             1999                1998               1999                  1998
                                                         ------------        ------------       -------------       --------------
Net sales                                                  $ 106,350           $ 124,329           $ 362,990           $ 355,010
Cost of sales                                                 96,156             110,199             325,832             316,830
                                                         ------------        ------------       -------------       --------------
Gross profit                                                  10,194              14,130              37,158              38,180

Selling, general and administrative expense                   13,508              13,877              40,782              48,149
                                                         ------------        ------------       -------------       --------------
Income (Loss) from operations                                 (3,314)                253              (3,624)             (9,969)
                                                         ------------        ------------       -------------       --------------

Interest expense                                                 139                 174                 410                 564
Other (income) expense, net                                     (205)               (165)                259               2,938
Minority interest                                                (30)                 18                 (73)                (42)
                                                         ------------        ------------       -------------       --------------
  Other (income) expense                                         (96)                 27                 596               3,460
                                                         ------------        ------------       -------------       --------------
Income (loss) before taxes                                    (3,218)                226              (4,220)            (13,429)
Provision for (benefit from) income taxes                                             77                (274)             (4,577)
                                                         ------------        ------------       -------------       --------------
Net Income (loss)                                          $  (3,218)          $     149           $  (3,946)          $  (8,852)
                                                         ------------        ------------       -------------       --------------
                                                         ------------        ------------       -------------       --------------

Other comprehensive income (expense), net of tax:
    Foreign currency translation adjustment                      217                   2                  31                  18
    Reclassification for losses included in
    net loss                                                                                             202                (243)
                                                         ------------        ------------       -------------       --------------

    Other comprehensive income (expense)                         217                   2                 233                (225)
                                                         ------------        ------------       -------------       --------------
Comprehensive income (loss)                                $  (3,001)          $     151           $  (3,713)          $  (9,077)
                                                         ------------        ------------       -------------       --------------
                                                         ------------        ------------       -------------       --------------

Basic  income (loss) per share                             $   (0.24)          $     .01           $   (0.30)          $   (0.68)
Shares  used  in computing basic  income
(loss) per share                                              13,377              13,082              13,266              13,071
Diluted  income (loss) per share                           $   (0.24)          $     .01           $   (0.30)          $   (0.68)
Shares  used  in  computing  diluted  income
(loss) per share                                              13,377              13,161              13,266              13,071

                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                        STATEMENT OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                                          Foreign
                                                                       Retained           Currency
                                           Common Stock                 Earnings         Translation
                                       Shares          Amount          (Deficit)          Adjustment        Total
                                     ----------       ---------         ---------        ------------      ---------
Balance, January 1, 1999             13,173,692       $  38,434         $    (982)        $    (102)       $  37,350
Issuance of common stock                13,891               78                                                   78
Exercise of stock options              142,415              546                                                  546
Net loss                                                                   (3,946)                            (3,946)
Tax effect of stock options
   exercised                                                                  216                                216
Translation adjustments                                                                          32               32
                                     ----------      -----------     ------------      --------------   -------------
Balance, September 30, 1999          13,329,998       $  39,058         $  (4,712)        $     (70)       $  34,276
                                     ----------      -----------     ------------      --------------   -------------
                                     ----------      -----------     ------------      --------------   -------------


                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        1999               1998
                                                                     ----------        -----------
Cash flows from operating activities:
  Net loss                                                           $ (3,946)          $ (8,852)
  Adjustments to reconcile net loss to net
    cash from operating activities:
    Depreciation and amortization                                       3,013              2,551
    Loss on disposal of subsidiaries                                      805
    Loss on disposal of assets                                                             3,645
    Minority interest                                                     107               (325)
    Deferred income taxes                                                                     87
    Tax effect of stock options exercised                                 216
    Changes in assets and liabilities, net of dispositions:
      Accounts receivable                                               6,741              7,059
      Inventory                                                        27,386              7,507
      Prepaid expenses and other assets                                   276              1,732
      Accounts payable                                                (35,811)             3,340
      Accrued liabilities                                              (3,113)               483
      Income taxes                                                       (468)            (4,778)
                                                                     ----------        -----------
       Net cash provided by (used in) operating activities             (4,794)            12,449

Cash flows from investing activities:
  Purchases of property and equipment                                  (4,078)            (2,016)
  Proceeds from sale of subsidiaries                                      540
                                                                     ----------        -----------
       Net cash used in investing activities                           (3,538)            (2,016)

Cash flows from financing activities:
  Borrowings under line of credit agreement                             5,650             14,136
  Payments under line of credit agreement                              (4,788)           (13,191)
  Net change in book overdrafts                                           207              1,325
  Net proceeds from sale of common stock                                  624                147
  Proceeds from capital lease obligation                                2,101
  Payments on capital leases                                           (1,189)              (542)
  Other                                                                                     (155)
                                                                     ----------        -----------
        Net cash provided by financing activities                       2,605              1,720

Effect of exchange rate on cash and cash equivalents                      (88)              (186)
                                                                     ----------        -----------
Net increase (decrease) in cash and cash equivalents                   (5,815)            11,967
Cash and cash equivalents at beginning of period                       19,092              1,645
                                                                     ----------        -----------

Cash and cash equivalents at end of period                           $ 13,277           $ 13,612
                                                                     ----------        -----------
                                                                     ----------        -----------

                 See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Multiple Zones International, Inc. ("the Company") is a premier solutions based direct reseller of brand name computer products and services. The Company serves its customers with products from leading manufacturers through its flagship divisions: Zones.com-TM- and Zones Business Solutions-TM-. Zones.com is a full service electronic retailer of PC and Mac computers and related peripherals and software products to consumer and small office/home office ("SOHO") customers. Zones.com marketing vehicles include the Zones.com online superstore, e-catalogs, paper catalogs (The PC Zone-Registered Trademark- and The Mac Zone-Registered Trademark-), and print media. Zones Business Solutions (ZBS) markets primarily to small and medium sized business and educational institutions through dedicated teams of account managers. ZBS reaches its target audience through a combination of outbound telemarketing, customized web-stores, targeted e-catalogs, paper catalogs, and print media.

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

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

EARNING PER SHARE
Basic earnings per share ("EPS") exclude all dilution. EPS is based upon the weighted average number of shares outstanding during the period. Diluted EPS includes the impact of stock options assumed to be exercised using the treasury stock method.

RECENT ACCOUNTING PRONOUNCEMENTS
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 137, deferring the effective date to fiscal years beginning after June 15, 2000 amended SFAS No. 133.

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

4.  SEGMENT INFORMATION

The Company has determined its reportable segments based on geographic areas of operation. The Company's reportable segments are the United States and International. The Company's international operations consist of majority owned subsidiaries. Intersegment revenues are eliminated as the operations of the segments are consolidated.

A summary of the Company's operations by segment follows (in thousands):

                                            UNITED STATES         INTERNATIONAL        ELIMINATION         TOTAL
                                           ----------------      ----------------    --------------    -------------
QUARTER ENDED SEPTEMBER 30, 1999
---------------------------------
Net sales                                      $ 101,803           $   4,547                             $ 106,350
Depreciation                                      (1,139)                (20)                               (1,160)
Loss from operations                              (3,137)               (177)                               (3,314)
Interest (revenue) expense                           109                 (43)                                   66

QUARTER ENDED SEPTEMBER 30, 1998
--------------------------------
Net sales                                      $ 105,854           $  18,535           $     (61)        $ 124,328
Depreciation                                        (650)                (81)                                 (731)
Income (loss) from operations                        484                (231)                                  253
Interest (revenue) expense                           120                (128)                                   (8)

NINE MONTHS ENDING SEPTEMBER 30, 1999
-------------------------------------
Net sales                                      $ 330,486           $  32,513           $      (9)        $ 362,990
Depreciation                                      (2,862)               (151)                               (3,013)
Loss from operations                              (3,144)               (480)                               (3,624)
Interest (revenue) expense                          (503)               (165)                                 (668)
Total assets                                      81,367               4,349                 101            85,817

NINE MONTHS ENDING SEPTEMBER 30, 1998
-------------------------------------
Net sales                                      $ 300,202           $  55,094           $    (287)        $ 355,009
Depreciation                                      (2,487)               (235)                               (2,722)
Loss from operations                              (9,340)               (630)                               (9,970)
Interest (revenue) expense                         3,470                  31                                 3,501
Total assets                                      83,324              14,299              (2,601)           95,022

5.  DIVESTITURES

During the nine months ended September 30, 1999 the Company completed the divestiture of its Germany and Mexico subsidiaries. The Company recorded a pretax and after tax loss on the disposition of these subsidiaries of $862,000 and $588,000, respectively. In addition, the Company has entered into a definitive agreement to divest its ownership in its United Kingdom subsidiary. The Company's remaining investment in the United Kingdom, included in other assets, will be divested over a period of two years.


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

GENERAL

Multiple Zones International, Inc. is a premier solution based direct reseller of brand name computer products and services. The Company serves its customers with products from leading manufacturers through its flagship divisions: Zones.com-TM- and Zones Business Solutions-TM-. Zones.com is a full service electronic retailer of PC and Mac computers and related peripherals and software products to consumer and small office/home office customers. Zones.com marketing vehicles include the Zones.com online superstore, e-catalogs, paper catalogs (The PC Zone-Registered Trademark- and The Mac Zone-Registered Trademark-), and print media. Zones Business Solutions (ZBS) markets primarily to small and medium business and educational institutions through dedicated teams of account managers. ZBS reaches its target audience through a combination of outbound telemarketing, customized web-stores, targeted e-catalogs, paper catalogs, and print media.

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

                                                              THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                              1999           1998            1999        1998
                                                            --------       --------        --------     ---------
Net sales                                                    100.0%         100.0%          100.0%       100.0%
Cost of sales                                                 90.4           88.6            89.8         89.2
                                                            --------       --------        --------     ---------
Gross profit                                                   9.6           11.4            10.2         10.8
Selling, general and administrative expenses                  12.7           11.2            11.2         13.6
                                                            --------       --------        --------     ---------
Income (loss) from operations                                 (3.1)           0.2            (1.0)        (2.8)
Other (income) expense                                        (0.1)                           0.2          0.9
                                                            --------       --------        --------     ---------
Income (loss) before income taxes                             (3.0)           0.2            (1.2)        (3.7)
Provision for (benefit from) income taxes                                     0.1            (0.1)        (1.3)
                                                            --------       --------        --------     ---------
Net income (loss)                                             (3.0)%          0.1%           (1.1)%       (2.4)%
                                                            --------       --------        --------     ---------
                                                            --------       --------        --------     ---------

Selected domestic operating data:
Number of orders shipped                                   181,000        248,000         612,000      770,000
Average order size                                          $  587         $  453         $   565       $  417

COMPARISON OF THREE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NET SALES. Net sales for the three months ended September 30, 1999 decreased 14.5% to $106.4 million compared to $124.3 million in 1998. The Company generated increases in Zones Business Solutions ("ZBS") and Zones.com's online sales, which did not fully offset the decrease in Zones.com catalog sales division. ZBS sales increased 33.2% to $61.1 million for the three months ended September 30, 1999 compared to $45.9 million in the comparable quarter of 1998. ZBS sales growth was due primarily to the increased number of Account Executives ("AE's"). ZBS had 211 AE's at September 30, 1999 compared to 116 at September 30, 1998. Sales by the Company's

Zones.com division, which is comprised of the Internet and inbound catalog operations, declined 32.0% to $40.6 million in the three months ended September 30, 1999 from $59.7 million in 1998. Internet sales increased 40.6% to $19.1 million in the third quarter of 1999 compared to the third quarter of 1998, while catalog sales declined 53.4% to $21.5 million due principally to a decline in catalog circulation compared to the prior period and the constrained availability of Apple products.

Net domestic PC product sales for the three months ended September 30, 1999 increased 9.0% to $56.3 million compared to $51.6 million in 1998. The increase was due primarily to the increase in ZBS AE's, increasing sales to $61.1 million for the period ending September 30, 1999, a 33.2% increase over the third quarter of 1998. PC sales represented 55.3% of total sales for the three months ended September 30, 1999 compared to 48.8% in 1998. Net domestic Mac product sales decreased 16.0% to $45.5 million for the three months ended September 30, 1999 from $54.2 million in 1998. The decrease was primary due to the supply constraints on Apple product.

International subsidiary net sales for the three months ended September 30, 1999 decreased 75.4% to $4.5 million compared to $18.5 million in the third quarter of 1998. The decrease was due to the divestiture of certain international subsidiaries and the prior year divestiture of the Company's Scandinavian subsidiaries.

GROSS PROFIT. Gross profit decreased to 9.6% of net sales in the three months ended September 30, 1999 compared to 11.4% in the comparable quarter of 1998. The decrease in gross profit was primarily due to the increase in ZBS sales as a percentage of total sales, the increase in CPU's as a percentage of total sales and increased pricing pressure, particularly on Mac and PC CPU's. ZBS sales to business and education accounts tend to carry a lower average gross margin as compared to the sales through the Company's Zones.com brand. ZBS sales have increased and represented 60.1% of domestic net sales in the three months ended September 30, 1999 compared to 43.4% in the three months ended September 30, 1998. Additionally, CPU sales increased as a percentage of total sales and represented 39.6% for the three months ended September 30, 1999 compared to 33.9% in the third quarter of 1998. The Company also began aggressively pricing certain high velocity products in order to drive traffic to the on-line store, Zones.com. This strategy is expected to continue into the fourth quarter, which could have a negative impact on gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses remained consistent at $13.5 million for the three months ended September 30, 1999 from $13.8 million in 1998, representing 12.7% and 11.2% of net sales, respectively. The Company intends to continue its aggressive efforts to grow its outbound sales force at ZBS, which increased 81.9% from third quarter 1998. In addition, the Company incurred additional personnel costs, depreciation, and equipment expenses directly related to system infrastructure and enhancement initiatives that support future growth objectives and Y2K compliance. Subsidiary SG&A decreased 67.8% from $2.5 million for the third quarter of 1998 to $805,000 for the third quarter of 1999 due to the closure of certain subsidiaries. Net advertising expenses remained consistent at $1.1 million as the Company focused its efforts on moving their customers to an e-commerce model, which has lowered circulation and page count on its catalogs. The Company has intensified its promotion of its on-line store, Zones.com, in order to increase traffic and Internet revenue. It is expected that the focus on increasing on-line and outbound sales will increase Zones.com advertising expenditures and ZBS operating expenses.

OTHER EXPENSE. Other income increased to $96,000 for the three months ended September 30, 1999 from other expense of $27,000 in the third quarter of 1998. The Company recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

INCOME TAX BENEFIT. An income tax benefit for the three months ended September 30, 1999 was not recorded compared to a $77,000 expense in the prior year. Due to the Company's loss, it was determined that a benefit could not be recognized in the third quarter of 1999. Given recent losses, the Company has determined that the deferred tax assets do not meet the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109.

NET LOSS. Net loss for the three months ended September 30, 1999 was $3.2 million compared to $149,000 profit in 1998. Basic and diluted loss per share was $0.24 for the three months ended September 30, 1999 and earnings of $0.01 in 1998.

COMPARISON OF NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998

NET SALES. Net sales for the nine months ended September 30, 1999 increased 2.2% to $363.0 million compared to $355.0 million in 1998. The increase resulted primarily from increases in sales by the Company's ZBS division and the Zones.com division online sales, offset by a decrease in Zones.com catalog sales. ZBS sales increased 44.8% to $182.6 million for the nine months ended September 30, 1999 compared to $126.1 million in 1998. ZBS sales growth is due primarily to the increased number of AE's. Sales by the Company's Zones.com division declined 14.7% to $147.5 million in the nine months ended September 30, 1999 from $172.9 million in 1998. Internet sales increased 102.4% to $58.6 million for the nine months ended September 30, 1999, while catalog sales declined to $88.9 million due principally to a decline in catalog circulation since the prior period and the constrained availability of Apple products to resellers.

Net domestic PC product sales for the nine months ended September 30, 1999 increased 17.5% to $171.3 million compared to $145.8 million in 1998. The increase was due primarily to the increase in the number of ZBS AE's that increased ZBS sales to 55.3% of domestic net sales for the nine months ended September 30, 1999 compared to 42.0% in 1998. PC sales represented 51.8% of total sales for the nine months ended September 30, 1999 compared to 48.6% in 1998. Net domestic Mac product sales were consistent at $159.2 million for the nine months ended September 30, 1999 from $154.4 million in 1998. Mac sales were positively impacted by new product offerings by Apple Computer, such as the iMac, however, supply constraints on these products in the three months ending September 30, 1999 negatively impacted overall Mac sales.

International subsidiary net sales for the nine months ended September 30, 1999 decreased 40.7% to $32.5 million compared to $54.8 million in the nine months ending September 30, 1998. The decrease was due to the prior year divestiture of the Company's Scandinavian subsidiaries and the subsequent divestiture of certain other subsidiaries in the second quarter of 1999.

GROSS PROFIT. Gross profit as a percentage of net sales decreased to 10.2% of net sales in the nine months ended September 30, 1999 compared to 11.6% in 1998, excluding charges taken in the nine months ended September 30, 1998. The decrease in gross profit was primarily due to the increase in ZBS sales as a percentage of total sales, the increase in CPU's as a percentage of total sales, and increased pricing pressure, particularly on Mac and PC CPU's. ZBS sales to business and education accounts tend to carry a lower average gross margin as compared to the sales through the Company's Zones.com brand. ZBS sales have increased and represented 55.3% of domestic net sales in the nine months ended September 30, 1999 compared to 42.0% in 1998. Additionally, CPU's as a percentage of total sales have increased and represented 40.7% for the nine months ended September 30, 1999 compared to 30.9% in 1998. The Company's aggressive pricing strategy on high velocity products also impacted margins. This strategy is expected to continue into the fourth quarter, which could result in a negative impact on gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased 11.1% to $40.8 million for the nine months ended September 30, 1999 from $45.8 million in 1998 (excluding charges taken related to staffing reductions and the closure of certain international operations during 1998), representing 11.2% and 12.9% of net sales, respectively. The cost reductions were principally related to decreased net cost of advertising and reduced administrative staffing and overhead costs. Additionally, as a result of the Company's operational realignment initiatives that began in the second quarter of 1998, the Company's administrative staffing levels decreased over 11.0% as of September 30, 1999 compared to the end of the third quarter 1998. Along with its administrative headcount declines, inbound sales staffing levels have declined 33.6% while outbound headcount increased 81.9%. The nine months ending September 30, 1999 also includes hardware and software upgrades, as well as Y2K compliance upgrades that have increased equipment, personnel, and depreciation costs. The Company continued its customer migration from a catalog centric model to an e-commerce-based model by intensifying its promotion of its on-line store, Zones.com, in order to increase traffic and Internet revenue. In addition, the Company will continue to aggressively grow its outbound sales force at ZBS. The Company expects that the intensified focus on increasing on-line and outbound sales will increase Zones.com advertising expenditures and ZBS operating expenses.

OTHER EXPENSE. Other expense increased to $596,000 for the nine months ended September 30, 1999 from other income of $40,000, excluding $3.5 million of charges taken in the second quarter of 1998. During the second quarter ended 1999, the Company divested two international subsidiaries resulting in a loss on disposition of $862,000. Excluding the effect of these transactions the Company recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

INCOME TAX BENEFIT. The income tax benefit for the nine months ended September 30, 1999 was $274,000 as compared to $4.6 million in the prior year. Due to the Company's ongoing net operating losses, a provision for income taxes was not recorded in the third quarter of 1999. Given recent losses, the Company has determined that the deferred tax assets do not meet the realization criteria of Statement of Financial Accounting Standards ("SFAS") No. 109.


NET LOSS. Net loss for the nine months ended September 30, 1999 was $3.9 million compared to $8.9 million in 1998. Basic and diluted loss per share was $0.30 and $0.68 for the nine months ended September 30, 1999 and 1998, respectively.

INDUSTRY

Rapid changes and frequent introductions of new products and product enhancements characterize the market for computer products. These changes result in rapid price fluctuations and have led to continued average price reductions and lower margin dollars per transaction. The trend of manufacturers going direct to market is also impacting sales, availability of high velocity products, and pricing. In order to remain competitive, the Company may be required to reduce its prices. Such a reduction in prices could have a material adverse effect on the Company's future results of operations. Additionally, sales during the fourth calendar quarter tend to be stronger as manufacturers make year-end introductions of new products and increase marketing activities related to the holiday season.

INFLATION

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1999, the Company had total assets of $85.8 million, of which $73.3 million were current assets. At September 30, 1999 and December 31, 1998 the Company had cash and cash equivalents of $13.3 million and $19.1 million, respectively, and working capital of $24.4 million and $27.6 million, respectively. Net cash used by operating activities was $4.8 million for the nine months ended September 30, 1999 compared to $12.4 million provided by operating activities for 1998.

Operating cash outflows for the nine months ended September 30, 1999 were primarily due to reductions in accounts payable and accrued liabilities partially offset by decreases in accounts receivable and inventory. In the nine-month period ended September 30, 1999, accounts payable and accrued liabilities decreased by $35.8 million and $3.1 million, respectively, and accounts receivable and inventory decreased $6.7 million and $27.4 million, respectively. The reductions in inventory levels related to continued steps taken to improve turn rate, which increased to 20 times annually as of September 30, 1999 from 15 times as of September 30, 1998, while the change in accounts payable is due to the timing of payments with vendors. Cash inflows in the nine months ended September 30, 1998 were primarily due to lower accounts receivable and inventory.

Cash outlays for capital expenditures were $4.1 million and $2.0 million in the nine months ended September 30, 1999 and 1998, respectively. These expenditures were primarily for information system enhancements.

During the nine months ended September 30, 1999 the Company obtained lease financing for information system enhancements purchased during the quarter ended December 31, 1998. This transaction provided $2.1 million from financing activities.

During the nine months ended September 30, 1999 and 1998 the effect of the foreign exchange rate on cash was an outflow of $88,000 and $186,000, respectively.

The Company has two domestic revolving lines of credit from commercial banks. The Company has a $15.0 million and a $20.0 million line of credit collateralized by accounts receivable and inventories, respectively. At September 30, 1999, there were no borrowings outstanding under these facilities. Additionally, at September 30, 1999, the Company had $1.8 million of standby letters of credit.

The net amount of vendor credit outstanding at September 30, 1999 was $40.3 million of which $5.0 million was drawn from a $35.0 million inventory flooring facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

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

The Company established a Y2K assessment team in late 1997 to review all of its information technology ("IT") systems and non-IT systems for Y2K compliance. Certain service providers have not indicated that they are currently compliant, including local and long distance phone providers, and several small software solution providers. After reviewing all major hardware and software systems, the Company believes that most of its systems, including its enterprise software system, are Y2K compliant. The Company has identified several systems that are not compliant, including a third party Internet software system, its phone system operating software and various computer workstations and servers. The identified systems that were not upgraded during the third quarter will be completed early fourth quarter of 1999.

The Company continues to test its systems for Y2K compliance, and is finishing necessary upgrades or replacement of non-compliant systems. Early in the third quarter of 1999, the Company completed an upgrade of its enterprise software package. Although the system was Y2K compliant, several software attachments were replaced and brought into compliance. The Company's project to upgrade its Internet software package entered the final stage of compliance at the close of the third quarter. The project was completed early in November 1999. Contingency plans began during the third quarter. Total compliance costs for repairing known systems and software issues are estimated to be between $500,000 and $750,000. Total expenses associated with compliance testing are estimated to be between $150,000 and $250,000. The Company expects to be Y2K compliant during the fourth quarter of 1999.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Reference is made to Part II, Item 7a, Quantitative and Qualitative Disclosures about Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.



                                    PART II.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No Reports on Form 8-K were filed during the quarter ended September 30, 1999.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:


                                   MULTIPLE ZONES INTERNATIONAL, INC.


  Date:  November 12, 1999
                            By:  /S/     FIROZ H. LALJI
                                     -----------------------------
                                     Firoz H. Lalji, Chairman and Chief
                                     Executive Officer


                                     /S/     JAMES H. BROMLEY
                                     -----------------------------
                                     James H. Bromley, Chief Financial Officer