Form 10-K405
period 1999-12-31
MULTIPLE ZONES INTERNATIONAL INC
filed 2000-03-29
CIK 1013786

================================================================================


                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ X ]

The aggregate market value of the Common Stock held by non-affiliates as of March 9, 2000 was approximately $32,351,221 (1), based upon the last sales price per share of $6.13 as reported by the NASDAQ National Market.

The number of shares of the registrant's Common Stock outstanding as of March 9, 2000, was 13,368,252.

(1) Excludes value of Common Stock held of record as of March 9, 2000 by executive officers, directors and other 10% shareholders of the registrant. Includes Common Stock held of record as of that date by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

================================================================================

                       MULTIPLE ZONES INTERNATIONAL, INC.
                             FORM 10-K ANNUAL REPORT

                      FOR THE YEAR ENDED DECEMBER 31, 1999
                                TABLE OF CONTENTS

                                     PART I


                                                                                                   Page No.
                                                                                                   --------

Item 1.    Business                                                                                    3

Item 2.    Properties                                                                                 12

Item 3.    Legal Proceedings                                                                          12

Item 4.    Submission of Matters to a Vote of Security Holders                                        12

Item 4a.   Executive Officers of the Registrant                                                       12

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Shareholder Matters                       13

Item 6.    Selected Financial Data                                                                     14

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations       15

Item 7a.   Quantitative and Qualitative Disclosures About Market Risk                                  19

Item 8.    Financial Statements and Supplementary Data                                                 20

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure        20

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant                                          21

Item 11.   Executive Compensation                                                                      21

Item 12.   Security Ownership of Certain Beneficial Owners and Management                              21

Item 13.   Certain Relationships and Related Transactions                                              21

                                     PART IV

Item 14.   Exhibits, Financial Statements and Reports on Form 8-K                                      22

Signatures                                                                                             24

-------------------------------------------------------------------------------------------------------------


                                     PART I

ITEM 1.  BUSINESS

GENERAL

Multiple Zones International, Inc., together with its majority owned subsidiaries (collectively the "Company"), is a leading direct marketer of over 100,000 computer products and services to businesses and consumers. The Company serves customers through its flagship brands: Zones Business SolutionsTM, encompassing small to medium size businesses, government and education; and Zones.comTM, the Company's internet store, portal to THE PC ZONE (R) and THE MAC ZONE (R), targeting Small Office/Home Office ("SOHO"), small business and consumer customers. The Company offers products from leading manufacturers including 3Com, Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with THE MAC ZONE in 1990, followed by THE PC ZONE in 1992. Outbound telemarketing operations, principally to business accounts, were added in 1993. Internet sales and electronic marketing via e-mail began in 1997. The Company launched touchMarketing.com, an Internet-based application service provider of Affordable 1-to-1 Marketing, in 1999.

INDUSTRY BACKGROUND

The Company believes that many individuals and businesses, increasingly familiar with computers, have become more receptive to direct marketing and now make their purchase decisions based primarily on product selection, availability, convenience and price. Direct marketers enjoy efficiencies in the form of centralized operations and distribution and also the ability to offer a broad product selection and purchasing convenience. The Company believes direct marketing efficiencies not only better satisfy many segments of the customer market but also provide a cost-effective marketing vehicle for product manufacturers.

PricewaterhouseCoopers LLP's 1999 Annual Technology Forecast predicts a very rapid increase in business conducted over the Internet. Between 1997 and 2002, the number of devices accessing the internet is expected to grow from 78 million to more than 515 million. Additionally, the number of Web users is projected to increase from 140 million users in 1998 to over 500 million users by 2003. Web devices were estimated to increase from 140 million in 1998 to 700 million by 2003 as personal digital assistants and hand-held computers give users greater mobility

RISK FACTORS

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

FUTURE GROWTH. The Company's net sales have grown from $242.6 million in 1995 to $487.4 million in 1999. Although net sales in 1999 decreased 2.8% from $501.4 million in 1998, the Company generated on-line and outbound sales growth of 90.1% and 41.0%, respectively. The Company's business strategy is to pursue additional growth and expand its customer base. The Company's future success will depend in part on its ability to manage growth effectively in the future. There can be no assurance that the Company will realize future growth in net sales or will not experience decreases in net sales.

DEPENDENCE ON SALES OF MAC PRODUCTS. The Company is largely dependent on sales of Mac products manufactured by a broad variety of vendors, including Apple Computer. Mac products represented 48.6% and 52.0% of the Company's gross sales in 1999 and 1998, respectively. During late 1997, Apple Computer began selling directly to customers. In 1999 and 1998, sales of items manufactured by Apple represented 23.9% and 19.4% of gross sales, respectively. Over the past three years, Apple cancelled licenses for clone manufacturers, removing competition in the Mac CPU market. During 1999, the Company had availability problems resulting from Apple brand product shortage and limited allocation. There can be no assurances that the Company will receive adequate allocation of Apple products to meet demand. A further decline in the availability of Apple, or other Mac products, would likely have a material adverse effect on the Company's business, financial condition and results of operations. The Company plans to grow its PC customer base by focusing on growing outbound sales to business, education, government and corporate accounts. There can be no assurance that the Company will be successful in increasing sales of PC products or reducing its dependence on sales of Mac products.

VENDOR SUPPORT. The Company has various relationships with its vendors, which contribute to profitability. The Company relies on its vendor partners for co-op advertising funds to offset expenses associated with catalogs, e-vehicles and direct mail pieces. In addition, certain manufacturers and distributors provide the Company with incentives in the form of rebates, discounts and allowances. Vendors also help offset the cost of returned inventory with discretionary return privileges. If any of these relationships are terminated, there can be no assurance that the Company's business, financial condition and results of operations will not be adversely affected.

COMPETITION. The computer products industry continues to be highly competitive. The Company competes with other national and international direct marketers, as well as traditional computer retailers, computer superstores, consumer electronics and office supply superstores, and product manufacturers that sell direct to end-users. In addition, a number of the Company's competitors are increasing the sale of computer products via the Internet, and several new Internet only competitors have emerged who use extremely aggressive pricing strategies to generate traffic to their sites. Some of the Company's larger competitors compete principally on the basis of price and may have lower costs than the Company. There can be no assurance that the Company will be able to compete effectively with new or existing competitors that may enter the market, or that the Company's business, financial condition and results of operations will not be adversely affected by intensified competition.

PRESSURE ON MARGINS. The computer products industry has experienced intense price competition. The Company believes that competition may increase in the future and that it may be required to reduce its margins to remain competitive. A number of the Company's competitors are increasing the sale of computer products via the Internet, and several new Internet only competitors have emerged who use extremely aggressive pricing strategies to generate traffic to their site. There can be no assurance that the Company will be able to maintain its gross margins in the future.

VARIABILITY OF OPERATING RESULTS. The Company has experienced significant fluctuations in its operating results from quarter to quarter as a result of many factors, including internal investment in sales growth, general economic conditions, the condition of the computer products industry, shifts in demand for computer products and industry announcements of new products or upgrades. There can be no assurance that the Company will be profitable on a quarterly or annual basis.

CHANGING METHODS OF DISTRIBUTIONS. The market for computer products is evolving rapidly in terms of product offerings and methods of distribution. New methods of distribution, such as on-line shopping services and electronic distribution of software, have emerged. Additionally, some manufacturers sell their hardware and software products directly to individual end-users, or corporate accounts. These methods of distribution have resulted in increased patronage and other new methods of distribution may emerge in the future. The Company will be required to remain competitive with existing and evolving distribution channels and methods, and may be required to develop or adopt new methods for distribution in the future. Failure by the Company to do so could have a material adverse effect on its business, financial condition and results of operations.

POTENTIAL DISRUPTION OF BUSINESS. The Company's success is dependent in part on the quality, reliability and proper utilization of its information, telecommunication, desktop publishing and other systems, which are used for web-based distribution, marketing, catalog design and production, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions.. Interruption in any of the Company's operating systems, internet systems, internet connectivity or telecommunication systems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

RELIANCE ON VENDOR RELATIONSHIPS. The Company acquires products for resale from manufacturers, as well as from distributors. Purchases from distributors constituted 52.9% and 36.7% of the Company's total purchases in

1999 and 1998, respectively. Certain hardware manufacturers limit the number of product units available to direct marketers such as the Company. Substantially all of the Company's contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company's relationships with its vendors could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, in 1999 products purchased from IM represented 48.3% of total purchases from distribution, and 25.6%of total receipts. IM also participates in the Company's logistics through EDI. If this relationship is terminated, there could be an adverse effect on the Company's business, financial condition or results of operations.

STATE SALES OR USE TAX UNCERTAINTIES. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington, Nevada, Tennessee and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to their residents. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, the Company's contact with various states may exceed the contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for the Company, could result in increased prices to customers and could have a material adverse effect on the Company's business, financial condition or results of operations.

DEPENDENCE ON PERSONNEL. The Company's future success will depend to a significant extent upon the ability to attract and retain skilled personnel. The current job market is straining the ability to recruit knowledgeable personnel across all departments. The Company's success will depend on its ability to hire, train and retain competent personnel in all areas of its business.

RELIANCE ON OUTSOURCED DISTRIBUTION. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under an annual renewable contract that expires in August 2000. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company's business, financial condition and results of operations. Certain distributors also participate in the Company's logistics through EDI. Failure to develop and maintain relationships with these and other vendors that would allow the Company to source sufficient quantities of merchandise on acceptable commercial terms could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RAPID TECHNOLOGICAL CHANGE AND INVENTORY OBSOLESCENCE. The computer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. In order to satisfy customer demand and obtain greater purchase discounts, the Company may be required to carry increased inventory levels of certain products, which will subject it to increased risk of inventory obsolescence. The Company participates in first-to-market and end-of-life-cycle purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges and there can be no assurance that the Company will be able to avoid losses related to obsolete inventory. In addition, some vendors provide the Company with co-op advertising support in the form of products, for which there may be no return privileges. Within the industry, vendors are becoming increasingly restrictive in guaranteeing return privileges. While the Company seeks to reduce its inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that the Company will be able to avoid losses related to obsolete inventory.

BUSINESS STRATEGY

The Company's business strategy is to strengthen its position as a leading direct marketer of computer products and services to small to medium sized business and small office/home office ("SOHO") customers, as well as consumer customers. During 1999 the Company continued its evolution towards separating the majority of its employees into two divisions, Zones.com and Zones Business Solutions, in order to more directly align resources to specifically satisfy the needs of its two distinct customer groups. Another component of the Company's business strategy is to develop web-based businesses that can leverage the expertise resident within Multiple Zones into services that could assist business customers. touchMarketing.com is an Internet-based, e-marketing services company that was developed on the foundation of the Company's twelve years of direct marketing expertise. The organization of the Company's resources into these three separate businesses allows the business units to focus on fulfilling the unique needs of their customers and to determine new ways to acquire and retain customers.

Zones.com is an integrated electronic retailer of brand name PC and Mac computers and related peripherals and software products to SOHO customers, small businesses and consumers. Zones.com acquires and retains its customers through an integrated marketing and merchandising strategy targeted towards its specific customer segments. Zones.com reaches customers through a combination of e-catalogs, on-line partnerships and links, THE PC ZONE and THE MAC ZONE paper catalogs, and print advertising, all designed to attract customers to purchase products through its improved web store, Zones.com, or by calling one of over 100 sales associates. Zones.com's merchandising strategy involves offering competitive prices on a broad variety of products combined with promotional pricing on selected popular items or special buy opportunities which attract customers to Zones.com.

Zones Business Solutions ("ZBS") acquires and develops on-going relationships primarily with businesses and educational institutions through dedicated teams of outbound account managers. ZBS reaches its customers through a combination of outbound telemarketing, e-catalogs, direct mail and print advertising. ZBS' merchandising strategy involves offering next day availability on a broad range of brand name products at competitive prices. ZBS also offers services to customers through individual B2B-Zone web pages, customized web sites that provide ZBS customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information. By the end of 1999 the Company had established 3,150 B2B Zones for its customers.

touchMarketing.com is an Internet-based e-marketing services company offering business customers Affordable 1-to-1 Marketing. The Company offers this service through its web site using its proprietary e-Marketing Management System ("EMS"). The system allows customers to create a variety of e-vehicles, including postcards and catalogs, with on-line templates. touchMarketing.com stores the customer's image library and customer database on its secure server, eliminate the customer's need for expensive e-media staff and technology. touchMarketing.com offers database segmentation capabilities based on specific demographic information, a flexible delivery schedule, and on-line performance analysis tools. Customers pay a fee upon delivery, as well as for custom templates created for their use. touchMarketing.com reaches its customers through its field sales organization currently located in Virginia, North Carolina, Texas, Arizona, and Washington.

The Company's business strategy is comprised of the following central elements:

DELINEATION OF DISTINCT BUSINESSES. The Company is currently operating three distinct businesses, Zones.com, Zones Business Solutions and touchMarketing.com. During 1999, the Company further separated its Zones.com and Zones Business Solutions businesses in order to increase the focus of these two business units on sales, marketing and merchandising strategies that satisfy the needs of their two distinct customer groups. Management believes that this separation will allow the Company to optimize its customer acquisition and retention resources, through more targeted marketing and merchandising programs. The launch of touchMarketing.com during 1999 grew out of the Company's experience in direct marketing and its need to quickly and effectively reach its customer.

ELECTRONIC MARKETING. The Company believes that the Internet offers both market expansion opportunities and a more cost efficient means of communicating with and fulfilling the needs of customers. Using the Internet, the Company can offer significantly more products to reach an increased number of customers and offer customers additional options for obtaining information and making purchases. Similarly, e-mail and e-catalogs offer growth opportunities, cost efficiencies and customer convenience. During 1999, the Company sent out over 10 million e-catalogs or e-marketing messages. The Company uses electronic and "offline" media in an integrated fashion to improve the efficiency of customer acquisition and retention.

EXPANSION OF ZONES BUSINESS SOLUTIONS. Sales to corporate and education accounts represent a strong growth opportunity for the Company. The Company intends to continue the growth in sales to these accounts by expanding its outbound sales team. In addition to outbound telemarketing, ZBS is using dedicated e-marketing and direct marketing vehicles to attract and retain customers. Additionally, the outbound sales team is improving its productivity by providing customized web stores for its major corporate customers.

DEVELOPMENT OF E-BUSINESS SERVICES. The Company is determined to continue its development of e-business services or to bring these services to its customers through affiliations. In November 1999, the Company launched touchMarketing.com, an Internet-based, e-marketing services company offering business customers Affordable 1-to-1 Marketing. This business was developed in response to the Company's own need for this service, and was based on its expertise as a direct marketing company. The Company is continually exploring additional services to offer its business and consumer customers.

MAINTAINING ADVANCED TECHNOLOGY INFRASTRUCTURE. During 1999 the Company invested in its technology infrastructure in order to improve the efficiency of its operations and the quality of the customer experience. In July 1999 the Company upgraded its mail order and catalog management software package in order to become Y2K compliant. In October 1999, the Company implemented an EDI partnership with a major distribution partner in order to improve product availability and operating efficiency. In November 1999, the Company launched its new zones.com web store. This new web store has improved search, merchandising and customer fulfillment functionality. The Company intends to continue investing in its technology infrastructure across all of its businesses and continue adding distribution partners as EDI alternatives.

REDUCTION OF OPERATING COSTS. The Company continually seeks ways to operate more efficiently. Through ongoing operating productivity initiatives, the Company had a sales-to-administration headcount ratio at the end of 1999 that was the highest it has been in five years. The Company will continue in its efforts to reduce operating expenses as a percentage of sales.

SALES AND MARKETING - ZBS

OUTBOUND TELEMARKETING. As of December 31, 1999 the Company had a staff of 238 account managers ("AM") actively pursuing sales to corporate and education accounts by establishing one-to-one relationships through outbound telemarketing. During 1999, the Company invested heavily in this sales force, increasing it 67.6% from 142 AM's at the end of 1998. The primary targets for these AM's are the small to medium sized businesses ("SMB"), government and education customers. These commissioned AM's develop long-term relationships with their accounts through frequent telephone contact and by providing individual attention, quality service, and convenient one-stop shopping. In addition, the Company utilizes e-marketing, fax broadcast messaging and other marketing initiatives to enhance sales.

INTERNET COMMERCE. During 1999, the Company began offering customized web stores for its corporate customers. These customized web pages provide ZBS customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information. By the end of 1999 the Company had established 3,150 B2B Zones for its customers.

SALES AND MARKETING - ZONES.COM

INTERNET COMMERCE. The Company was one of the first participants in the direct marketing channel to participate and sell computer products online. The Company has built and maintains an electronic commerce site on the Internet (zones.com), offering THE MAC ZONE, THE PC ZONE, and ZonesAuction. The electronic stores provide the Company with a way to offer customers detailed product information and the convenience of online purchasing. To drive traffic to its Internet sites, the Company leverages its catalog circulation by featuring the Internet address throughout the catalogs, including the cover. The Company is also increasingly using marketing through e-catalogs, as well as on-line price promotions and affiliations. The Company sent 10.3 million e-catalogs in 1999. Beginning in the fourth quarter 1999, the Company produced and distributed marketing e-vehicles through its subsidiary, touchMarketing.com.

The Company continues to realign its promotional efforts to support its e-commerce business strategy. The Company launched a new web store in November 1999. The new Zones.com web store has been designed to better serve the needs of customers by offering new features including on-line order status, express checkout, improved product descriptions, enhanced search and browse features, and personalization. In addition, the new store features robust merchandising capabilities to provide customers with solution-based product offerings to satisfy their complete computing needs. The Company intends to refine the web store, adding new features and functionality on an ongoing basis.

ZonesAuction.com began in December 1998 and has been in existence for just over a year. The auction site is hosted by FairMarket.com an industry leader in Internet auction software services on an annual contractual relationship. The products listed on ZonesAuction site also appear on over 100 other auction sites that are members of the FairMarket.com Network. ZonesAuction provides complete listing, merchandising, marketing, e-commerce transaction handling, product distribution and delivery services for its vendors and customers.

CATALOGS. The Company markets products through targeted mailings of its flagship catalogs, THE PC ZONE and THE MAC ZONE, each of which has been published monthly since January 1995. The Company views catalog distribution as both a direct marketing tool and a customer acquisition vehicle driving significant traffic to its web store, zones.com. As the business model evolves and continues to focus on outbound and e-commerce, the reliance on catalogs continues to diminish. Total circulation for the Company's catalog distribution decreased 32.9% to 31.1 million catalogs in 1999 from 46.3 million in 1998. During 1999, the Company sent 10.3 million e-catalogs.

Customers receive catalog mailings at a frequency that is based on their purchase activity. Catalogs are also included with each order shipped, and mailed periodically to potential customers in the Company's proprietary database and to prospects obtained from list brokers and other sources. Each edition of the catalogs is typically produced with several cover versions. Each catalog is printed with full-color photographs, detailed descriptions of product specifications, benefits and features, as well as pricing and ordering information. The catalogs are designed and produced in-house by the Company's staff of designers and production artists using a sophisticated computer-based catalog production system. The Company also produces direct mail pieces for highly targeted promotions of specific products, such as software upgrades, to relevant customers. The Company's catalogs and direct mail pieces are printed and distributed commercially.

INBOUND SALES. The Company has over 100 well trained and knowledgeable inbound telemarketing representatives. The Company offers toll-free numbers for inbound sales that are staffed seven days a week. Sophisticated systems allow the Company's representatives to quickly access a customer's record and billing information and review details of past purchases. For most products sold, the systems also contain an extensive on-line database of information on product specifications, benefits and features; compatibility of related products; and system requirements for software programs. In addition, the systems automatically prompt telemarketing representatives to offer customers the latest upgrades and complementary software and peripherals.

PRODUCTS AND MERCHANDISING

Through the Company's catalogs, Internet site and consultative sales force, the Company can offer customers access to over 100,000 hardware, software, peripheral and accessory products and services for users of PC and Mac computers from over 1,000 manufacturers. The Company is also authorized to sell volume site licenses for products of Adobe, Lotus, Macromedia, Microsoft, Novell and Symantec.

COMPUTERS. The Company offers a large selection of desktop, laptop and notebook personal computer systems from leading manufacturers such as Apple, Compaq, Hewlett-Packard, IBM, Sony, and Toshiba.

PERIPHERALS AND ACCESSORIES. The Company also sells peripherals and components such as printers, servers, monitors, keyboards, memory, fax and other add-on circuit boards, networking and communications products, mass storage devices, modems, scanners, and digital cameras, as well as various accessories and supplies such as toner cartridges, diskettes and connectors. Brands offered by the Company include 3Com, Apple, Cisco, Epson, Hewlett-Packard, Iomega, Okidata, Phillips, Quantum, Sony, UMAX and ViewSonic.

SOFTWARE. The Company sells a wide variety of software packages in the business and personal productivity, connectivity, utility, language, educational and entertainment categories. The Company offers products from larger, well-known manufacturers as well as numerous specialty products from new and emerging software development companies. Brands offered by the Company include Adobe, Corel, Filemaker Incorporated, Intuit, Macromedia, Microsoft, Novell, and Symantec.

The following table shows the Company's gross sales attributable to various product categories during 1997, 1998, and 1999.


                                           YEAR ENDED DECEMBER 31,
                                           -----------------------
                                       1999         1998         1997
                                       ----         ----         ----
Computers                              41.0%        32.7%        33.8%
Peripherals and accessories            43.7         49.3         48.8
                                      -----        -----        -----
  Total hardware                       84.7         82.0         82.6
Software                               15.3         18.0         17.4
                                      -----        -----        -----
       Total                          100.0%       100.0%       100.0%
                                      =====        =====        =====

The Company's merchandising group determines the manufacturers whose products are featured in its Internet and catalog offerings and negotiates the terms and conditions of product coverage. In exchange for product coverage and the benefit of having information about their products available to the Company's customers, manufacturers provide the Company supplier investment funds. The Company uses these funds to defray the expense of Internet marketing and catalog production, brand specific training for sales staff, and promotional activities to incite sales. The merchandising group is also responsible for developing effective advertising campaigns for manufacturers, managing web-site and catalog design and layout, and coordinating product procurement and inventory management with the Company's purchasing group. In addition, the merchandising group works closely with the purchasing group to capitalize on opportunities for first-to-market and end-of-life-cycle product offerings.

The Company is focused on expanding its PC sales. PC sales represented 51.4% of net sales in 1999, compared to 48.0% and 45.6% of net sales in 1998 and 1997, respectively. The Company's PC net sales grew 14.1% during 1999 over 1998 and increased 5.9% during 1998 over 1997. The increase in PC sales is a result of the Company's increased sales to small and medium sized businesses, whose purchases tend to be concentrated more heavily on PC products.

The Company's Mac net sales remained consistent during 1999 over 1998 and had declined 3.9% during 1998 over 1997. Sales of Apple Computer products alone constituted 23.9% of gross sales in 1999 compared to 19.4% of gross sales in 1998 and 17.1% of gross sales in 1997. During 1999, the Mac platform increased in popularity primarily as a result of new Apple Computer product offerings and innovative marketing strategies. The Company believes that the percentage of its sales represented by Mac products is likely to continue to decline gradually over time as a result the Company's continuing efforts to increase sales to business and education accounts that are more heavily weighted to the PC platform.

DATABASE MARKETING

The Company maintains a proprietary database containing 3.6 million customer and inquirer records. The Company attracts new customers and prospective customers through advertising in major trade publications, on-line media and through selective mailing of catalogs to names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers and other sources. The Company periodically analyzes and updates its database and other available information in order to enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers' needs and generate additional product orders. The Company also strives to improve the size, quality and responsiveness of its database through the use of sophisticated modeling techniques. The Company believes that by selectively targeting its print media and e-vehicles to specific groups of customers with known product affinities and purchasing characteristics, it will be able to increase order rates from customers. This also enhances the effectiveness of the Company's print catalogs and e-vehicles, and their desirability as a marketing channel for product manufacturers. The Company leverages its database marketing capabilities by providing key product manufacturers with marketing research such as price sensitivity tests, list response analyses, and database marketing consulting services. The Company believes these efforts assist it in promoting and preserving positive relationships with these manufacturers.

PURCHASING

The Company acquires products directly from manufacturers, such as Apple and IBM, as well as from distributors such as Ingram Micro, Merisel and others. The Company purchased 52.9% and 36.7% of its products from distributors in 1999 and 1998, respectively. Purchases from Ingram Micro represented 25.6% of the Company's total product purchases in 1999. No other vendor supplied more than 10.0% of the Company's total product purchases in 1999.

In October 1999, the Company entered into an agreement to use Ingram Micro ("IM") as a direct sales fulfillment partner using EDI. Under this agreement, IM provides the Company's customers access to its vast inventory of products and reduces handling costs. IM provides daily information on price and product availability, which is uploaded into the Company's ERP inventory management system. The Company places individual orders directly with IM, which assembles these orders and ships directly to the Company's customers. Since October, the Company has initiated EDI with other vendor partners, further increasing product availability to its customers.

The Company seeks to efficiently manage its inventory to achieve high product availability and fill rates. The Company utilizes sophisticated computer systems that permit real-time monitoring of inventory and assist in managing inventory levels. The Company's new EDI partnerships will further enhance its ability to maintain minimum inventory levels. The Company has 14-day defective return privileges on many of its product purchases, and has agreements with many of its vendors providing price protection should a vendor subsequently lower its price.

TECHNICAL SUPPORT AND CUSTOMER SERVICE

The Company's customer service representatives respond to questions regarding order status and related matters as well as assist customers with product returns. Most vendors offer an unconditional 30-day warranty on defective products. The Company also has a staff of dedicated technical support personnel who assist customers with the installation and operation of the products they purchase and are available toll-free during regular business hours. The technical support staff also assists the Company's Account Managers with pre-sale questions to ensure customer satisfaction at the point of sale. These personnel also offer customers support with customized configuration of their computer systems.

TOUCHMARKETING.COM

During 1999, the Company launched touchMarketing.com, an Internet-based application service provider of Affordable 1-to-1 Marketing. Through its fully integrated system, customers can easily create graphically-rich e-vehicles, select appropriate, targeted customers from their e-mail lists, deliver the campaigns quickly and effectively, and thoroughly analyze the results. Its e-Marketing Management System ("EMS") was developed from Multiple Zones' direct marketing expertise and its need to cost-effectively and quickly promote offerings on line. As of December 31, 1999, touchMarketing.com had 12 employees.

INTERNATIONAL OPERATIONS

During 1999, the Company divested majority control over most of its international operations including Germany, Austria, Switzerland, Mexico, United Kingdom and France. The Company has continuing relationships with licensees located in 6 other foreign countries, as well as a subsidiary in India. The catalogs of the Company's subsidiary and licensees are published under THE PC ZONE and THE MAC ZONE service marks, but are designed and produced locally in the native language, which allows them to be customized both in presentation and product mix to suit local needs.

SYSTEMS

The Company has committed significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions.

In 1999, the Company implemented EDI with several of their vendor/distributors allowing better access to inventory availability and pricing. Additionally, the company upgraded their Consumer Web store to a BroadVision Web engine.

DISTRIBUTION

The Company distributes products directly through its EDI, as well as through its Airborne Logistics ("ALS") warehouse.

In October 1999, the Company entered into an agreement to use IM as a primary distribution partner utilizing EDI technology. EDI provides the Company's customers access to IM's vast inventory of products and reduces handling costs. IM provides daily information on price and product availability, which is uploaded into the Company's ERP. The Company places individual orders directly with IM, which assembles these orders and ships directly to the Company's customers. During the first quarter of 2000, the Company established EDI relationships with additional distributors and vendors.

ALS provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a contract that expires in August 2000. Employees of Airborne Logistics utilize the Company's systems, policies and procedures to receive, log and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested by the Company. The Company also uses this warehouse facility to house special buys, constrained product and other high velocity product.

The Company pays a flat rate for each order filled by ALS. Orders received by the Company are electronically transmitted on a dedicated data line to its computer equipment at the Airborne Logistics distribution center, where a packing slip is printed out for order fulfillment and inventory availability is automatically updated on all of the Company's information systems. All inventory items are bar coded and located in computer-designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted by 1:00 a.m. Eastern Time can generally be delivered overnight via Airborne Express. Upon request, orders may also be shipped for Saturday delivery or by ground service or other overnight delivery services.

The Company operates a return logistics warehouse in Henderson, Nevada. The returns warehouse accepts returns on certain products, process the return and determines viability of the product. The warehouse is then responsible for return to vendor, return to general inventory, repairs, or liquidation of the returned merchandise.

The Company experienced a significant decline in domestic customer return rate to 4.3% of gross sales in 1999 from 6.2% in 1998. This decrease is primarily attributable to a more effective sales force and mandating certain product returns be sent directly to the vendor. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

COMPETITION

The computer products industry is highly competitive. The Company competes with other national and international direct marketers, including MicroWarehouse, Inc., CDW Computer Centers, Inc., Insight Enterprises, Inc. and Creative Computers, Inc. Increasingly, the Company competes with Internet only computer retailers that can be extremely price competitive. The Company also competes with product manufacturers that sell direct to end-users such as Dell and Gateway; specialty computer retailers; computer and general merchandise superstores; consumer electronic and office supply stores. Many of these competitors rely heavily on the Internet as a marketing and sales channel. Additional competition may arise if other new methods of distribution, such as interactive television, emerge in the future. The Company competes not only for customers, but also for co-op advertising support from computer product manufacturers. The Company believes that product selection, availability and price are the three most important competitive factors.

EMPLOYEES

At December 31, 1999, the Company had 656 employees in its domestic operations. The Company considers its employee relations to be good. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company. Each employee receives training appropriate to his or her position, including: New Hire Orientation, Sales Training and Management Development. New telemarketing representatives participate in a five-week training program to introduce them to the Company's systems and familiarize them with the available products and services.

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

ITEM 3.  LEGAL PROCEEDINGS

Various claims and actions of a type commonly encountered in the Company's industry have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted during the fourth quarter of 1999 to a vote of security holders.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

FIROZ H. LALJI, age 53, has served as the Company's President and Chief Executive Officer since May of 1998 and has served as a Director of the Company since March 1990. Mr. Lalji is also a principle of Fana Capital Corp., an investment holding company, and serves on the Board of Directors of RWI Interactive Information Services, Inc., an internet based world access network of directories. From 1981 to 1997, he was founder and Chief Executive Officer of Kits Cameras, Inc., which operated over 145 camera specialty stores in eight western states.

LORNE G. RUBIS, age 49, was appointed Chief Operating Officer in February of 1999. Mr. Rubis joined the Company and served as the Executive Vice President of Sales beginning in July of 1997. From 1996 to 1997, Mr. Rubis was the Vice President of Business Operations for the Los Angeles Kings Hockey Club. From 1992 to 1996, Mr. Rubis held the position of Vice President, reporting to the Chairman and CEO, at U.S. WEST, Inc., a Fortune 50 telecommunications/multimedia corporation.

JAMES H. BROMLEY, age 35, was appointed Senior Vice President - Finance and Chief Financial Officer in June 1999. From 1998 to 1999, Mr. Bromley served as Managing Director for Seattle Corporate Finance at McDonale Investments. From 1996 to 1998, Mr. Bromley served as Managing Director in charge of Retail Consumer Products Corporate Finance at Dain Rauscher Wessels. From 1994 to 1996, Mr. Bromley served as Senior Vice President in the Seattle Corporate Finance at Pacific Crest Securities. He has had prior investment banking involvement with the Company, including the placement of the Company's IPO in 1996.

LAWRENCE V. GRELLA, age 33, was appointed Senior Vice President and General Manager of Zones.com in November of 1999. Mr. Grella served as Managing Director for Globix Direct Internet Initiative during 1999. From 1997 to 1999, Mr. Grella was Vice President fo Merchandising, Sales and Purchasing at RCS Computer Experience. From 1995 to 1997, Mr. Grella was Vice President of Marketing for Creative Computers. From 1992 to 1995, Mr. Grella was Group Manager for MicroWarehouse.

GUIO G. BARELA, age 47, joined the Company in November of 1998 as Senior Vice President of Corporate Development. From 1997 to 1998, Mr. Barela was Vice President at Insight Enterprises, Inc. From 1996 to 1997, Mr. Barela was CEO and Founder of ICXpress. From 1995 to 1997, he served as Vice President of Supplier Relations of Tandy Procurement Alliance, a Tandy Corporation.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market under the symbol MZON. The following table sets forth the range of high and low sales prices for the Common Stock as reported by the NASDAQ National Market.



                                       YEAR ENDED DECEMBER 31,
                               ---------------------------------------
                                     1999                  1998
                                     ----                  ----
                                HIGH       LOW       HIGH       LOW
                                ----       ---       ----       ---
          First quarter        20 3/4      10        5 3/8     3 1/2
          Second quarter         15       5 3/8      4 1/4     2 11/16
          Third quarter        8 1/2      5 5/32     4 1/4     2 11/16
          Fourth quarter       10 1/2     5 1/4       56       2 3/4


As of the March 17 record date, the Company had over 8,000 holders of record of its Common Stock. The Company has never paid and has no present plans to pay a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the expansion of its business.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth the selected historical consolidated income and balance sheet data of Multiple Zones International, Inc. and its subsidiaries. The balance sheet data at December 31, 1999 and 1998 and the statement of operations data for the years ended December 31, 1999, 1998 and 1997 have been derived from the audited financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data for the years ended December 31, 1997, 1996 and 1995 and the statement of operations data for the years ended December 31, 1996 and 1995 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                        YEAR ENDED DECEMBER 31,

                                                 1999     1998          1997         1996                1995
                                            ------------    ------------    ------------    ------------   ------------
                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA AND OPERATING DATA)

STATEMENT OF OPERATIONS DATA:

Net sales                                   $    487,410    $    501,441    $    490,025    $    457,007   $    242,587
Cost of sales (2,3)                              438,643         447,005         431,905         393,998        211,037
                                            ------------    ------------    ------------    ------------   ------------
Gross profit                                      48,767          54,436          58,120          63,009         31,550
Selling, general and administrative
expenses(2,3)                                     57,502          63,409          62,910          44,613         25,425
                                            ------------    ------------    ------------    ------------   ------------
Income (loss) from operations                     (8,735)         (8,973)         (4,790)         18,396          6,125
Other expense, net(1,2)                              561           3,474           1,618           1,397          1,086
                                            ------------    ------------    ------------    ------------   ------------
Income (loss) before income taxes                 (9,296)        (12,447)         (6,408)         16,999          5,039
Provision for (benefit from) income taxes         (2,637)         (4,114)           (965)          6,125          1,847
                                            ------------    ------------    ------------    ------------   ------------
Net income (loss)(1,2,3)                    $     (6,659)   $     (8,333)   $     (5,443)   $     10,874   $      3,192
                                            ============    ============    ============    ============   ============

Diluted earnings (loss) per share(1,2,3)    $      (0.50)   $      (0.64)   $      (0.42)   $       0.91   $       0.32
Shares used in computation of diluted
earnings (loss) per share                         13,287          13,079          12,965          11,912          9,460

BALANCE SHEET DATA:

Working capital                             $     17,303    $     27,601    $     35,057    $     39,809   $      7,750

Total assets                                      96,494         133,047         104,810         149,801         79,392
Short-term debt                                    1,615           2,943           3,045           3,960         12,757
Long-term debt, net of current portion               986             338             892           1,748          1,665
Series B preferred stock                           6,461

Total shareholders' equity                  $     31,840    $     37,350    $     44,971    $     49,469   $      4,736

SELECTED OPERATING DATA:(4)

Catalogs distributed                          31,075,000      46,300,000      50,500,000      44,000,000     29,000,000
e-catalogs distributed                        10,319,000
Number of orders(5)                              844,646       1,033,182       1,116,664       1,094,643        791,242
Average order size(5)                       $        556    $        435    $        406    $        395   $        296
Number of account managers                           238             142              91              89


(1) During 1999, the Company recognized gains and losses on the divestiture of majority control in Austria, France, Germany, Mexico, Switzerland and the United Kingdom, resulting in a new loss of $541,000

(2) During 1998, the Company recorded charges related to the write-off of inventory, the closure of international subsidiaries, staffing reductions and the disposal of unproductive computer hardware and software. Excluding the effect of these charges, the Company would have reported a net loss of $(2,600,000) or $(0.20) per share.

(3) During 1997, the Company recorded charges related to the write-off of goodwill, accounts receivable, inventory and the closure of three international subsidiaries. Excluding the effect of these charges, the Company would have reported net income of $2,713,000 or $0.21 per share.

(4)   Selected operating data exclude international operations.

(5) Number of shipments is the number of domestic outbound orders to customers from the third-party distribution center utilized by the Company. Average order size is calculated by dividing domestic gross sales by the number of domestic orders.

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

General

Multiple Zones International, Inc., together with its majority owned subsidiaries (collectively the "Company"), is a leading direct marketer of over 100,000 computer products and services to businesses and consumers. The Company serves customers through its flagship brands: Zones Business SolutionsTM, encompassing small to medium size businesses, government and education; and Zones.comTM, the Company's internet store, portal to THE PC ZONE (R) and The MAC ZONE (R), targeting SOHO, small business and consumer customers. The Company offers products from leading manufacturers including 3Com, Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992. Outbound telemarketing operations, principally to business accounts, were added in 1993. Internet sales and electronic marketing via e-mail began in 1997. The Company launched touchMarketing.com, an Internet-based application service provider of Affordable 1-to-1 Marketing in 1999.

The Company's revenues consist primarily of sales of computer hardware, software, peripherals and accessories, as well as royalties from foreign licensees. Net sales reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include advertising expense net of co-op advertising revenue, warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Other expense represents interest expense net of non-operating income and minority interests in the Company's foreign subsidiaries which the Company divested of majority control in all foreign operations.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, selected items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales.


                                          YEAR ENDED DECEMBER 31,
                                         --------------------------
                                         1999     1998      1997
                                         ----     -----     -----
          Net sales                     100.0%    100.0%    100.0%
          Cost of sales                  90.0      89.1      88.1
                                        -----     -----     -----
          Gross profit                   10.0      10.9      11.9
          SG&A expenses                  11.8      12.6      12.8
                                        -----     -----     -----
          Loss from operations           (1.8)     (1.8)     (0.9)
          Other expense                   0.1       0.7       0.3
                                        -----     -----     -----
          Loss before income taxes       (1.9)     (2.5)     (1.2)
          Benefit from income taxes      (0.5)     (0.8)     (0.2)
                                        -----     -----     -----
          Net loss                       (1.4)%    (1.7)%    (1.0)%
                                        =====     =====     =====



COMPARISON OF YEARS ENDED DECEMBER 31, 1999 AND 1998

NET SALES. Net sales declined 2.8% to $487.4 million in 1999 from $501.4 million in 1998. The decrease was due to the sale of several international subsidiaries during the second and fourth quarters of 1999. Domestic net sales increased 6.7% to $449.8 million from $421.6 million. The domestic increase resulted primarily from an increase in the Company's Zones Business Solutions ("ZBS") division, which grew 41.0% to $248.6 million in 1999. Due to the Company's transition to an e-commerce model, the Company's Zones.com division, which is comprised of the Internet and inbound catalog operations declined 17.7% to $200.7 million in 1999. This decline was offset by Internet sales increases of 90.1% to $90.2 million in 1999.

Net domestic PC/Wintel product sales increased 14.1% to $231.0 million in 1999 from $202.6 million in 1998. The growth was driven primarily by the increase in ZBS sales as a percentage of total domestic net sales to 55.3% in 1999 from 41.8% in 1998. Sales to business and education accounts increased 41.0% to $248.6 million from $176.3 million in 1998. The increase in ZBS sales was also impacted by an increase in the number of ZBS outbound account managers to 238 at year-end, compared with 142 at the end of 1998.

Net domestic Mac product sales remained constant at $218.8 million in 1999 compared to $219.0 million in 1998. Sales of Mac products to business and education accounts through ZBS increased 17.5% during 1999 to $95.8 million, due primarily to the increased number of outbound account managers.

International subsidiary net sales in 1999 were $37.6 million in 1999 compared to $79.8 million in 1998. The significant decrease in international sales is due to the divestiture of majority control in several subsidiaries during 1999, including Germany, Austria, Switzerland, Mexico, France, and the United Kingdom.

GROSS PROFIT. Gross profit decreased to $48.8 million in 1999 from $54.4 million in 1998, and declined to 10.0% of net sales in 1999 from 10.9% of net sales in 1998. During the second quarter of 1998, the Company recorded inventory adjustments totaling $2.9 million, primarily related to allowances for obsolete and non-returnable inventory. In addition to these adjustments, gross margin declined due to increased price competition, lower average unit selling prices and an increase in PC product sales and sales to business and education accounts, which generally carry a lower average gross margin.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses decreased to $57.5 million in 1999 from $63.4 million in 1998, and as a percentage of net sales between periods to 11.8% from 12.6%. During the second quarter of 1998, the Company recorded charges totaling $2.3 million primarily related to staffing reductions and the closure or sale of certain international operations.

OTHER INCOME/EXPENSE. Other expense was $561,000 in 1999 compared to an expense of $3.4 million in 1998. During the second quarter of 1998, the Company recorded charges to income of $3.5 million related to the disposal of certain unproductive computer hardware and software costs.

INCOME TAX BENEFIT. The income tax benefit for 1999 was $2.6 million. The income tax benefit for 1998 was $4.1 million.

NET LOSS. As a result of the above factors, a net loss of $6.7 million or 1.4% of net sales was incurred in 1999. Net loss for 1998 was $8.3 million or 1.7% of net sales.

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

INCOME TAX BENEFIT. The income tax benefit for 1998 was $4.1 million. The income tax benefit for 1997 was $965,000. As of December 31, 1998 and 1997, the Company had deferred tax assets attributable to foreign subsidiaries.

NET LOSS. As a result of the above factors, a net loss of $8.3 million or 1.7% of net sales was incurred in 1998. Net loss for 1997 was $5.4 million or 1.0% of net sales.

TRENDS

During the year ended December 31, 1999, sales through the Company's Internet store, zones.com, grew to $90.2 million, or 20.1% of domestic sales, an increase of 90.1% over 1998. Net sales for zones.com grew to $31.6 million in the fourth quarter of 1999, up 70.7% from net sales of $18.5 million in the fourth quarter of 1998 and up 65.3% from net sales of $19.1 million in the third quarter of 1999. This increase was facilitated by a variety of web-site improvements during the year, specifically the launch of the Company's new store in November 1999. It also included hardware upgrades to increase system capacity, improvements to the web site's user-friendliness, and the addition of expanded software-delivery capabilities. The Company plans to further customize its web site to provide more efficient access and improved product selection for its business and education customers. The Company also promotes Internet sales by offering telephone sales assistance to its online customers.

Outbound sales to business and education accounts grew to $66.0 million during the fourth quarter of 1999, an increase of 31.6% and 8.0% over the fourth quarter of 1998 and third quarter of 1999, respectively. Year over year growth was 41.0% to $248.6 million in 1999 from $176.3 million in 1998. This growth was achieved through a combination of process-based productivity improvements and the Company's successful efforts to expand its outbound account executive headcount. The Company had 238 account executives at December 31, 1999, representing a 67.6% increase over the fourth quarter 1998, and intends to continue its aggressive efforts to expand outbound sales personnel.

Inbound sales resulting from the circulation of the Company's catalogs, by contrast, declined year over year to $21.6 million during the fourth quarter of 1999, representing a 58.8% decrease from inbound sales in the fourth quarter of 1998. The Company believes that the rapid growth of its Internet sales has been a significant factor in the flattening of its inbound catalog sales, as increasing numbers of catalog recipients choose to place their orders electronically rather than over the phone. The Company encourages this transition by featuring its Internet superstore prominently throughout its catalogs and by making its inbound telephone sales personnel available to assist online customers. The Company intends to continue to adapt and adjust the size, content and circulation of its outbound sales catalogs in an effort to optimize the combined sales of its inbound and Internet divisions.

Gross product margins have continued to decline industry-wide, primarily due to falling average unit selling prices and increased price competition. The Company's gross average order size in the fourth quarter of 1999 has grown to $533, an increase of 9.9% over the fourth quarter of 1998. This increase is due primarily to the increase in outbound sales to business and education accounts that support a higher average order. Although this increase in order size has roughly offset the recent declines in gross margin percentage on an average order, the Company expects that there may be further declines in gross product margins, and that continued growth in order size, as well as continued cost reductions, will likely be required to improve profitability.

The Company uses cooperative advertising revenues to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined since 1997, both in dollars and as a percentage of sales. The Company's domestic net cost of advertising totaled $3.5 million in 1999, or 0.8% of domestic net sales. Domestic net advertising costs were $3.3 million in 1998 and $3.9 million in 1997. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company had total assets of $96.5 million at December 31, 1999, of which $79.5 million were current assets. At December 31, 1999 and 1998, the Company had cash and cash equivalents of $25.8 million and $19.1 million respectively, and working capital of $17.3 million and $27.6 million, respectively. Net cash provided by operating activities was $11.4 million in 1999 and $20.5 million in 1998, respectively. The cash inflow in 1999 was primarily due to lower accounts receivable and inventory, partly offset by decreased accounts payable. The cash inflows during 1998 were primarily due to higher accounts payable offset by increased inventories and accounts receivable.

Cash outlays for capital expenditures were $6.2 million in 1999 and $3.1 million for 1998. In addition, the Company incurred capital lease obligations during 1999 and 1998, $2.1 million and $38,000, respectively. These expenditures were primarily for information systems and software, leasehold improvements, telecommunications system enhancements and furniture and equipment.

The Company has a domestic revolving line of credit of $15.0 million from a commercial bank collateralized by accounts receivable. At December 31, 1999, there were no borrowings outstanding under the facility. The facility contains certain restrictive covenants related to leverage, current ratios and subsidiary investments.

Additionally, at December 31, 1999, the Company had $734,000 of unused letters of credit.

The net amount of vendor credit outstanding at December 31, 1999 was $52.7 million of which $5.6 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

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

OTHER MATTERS

YEAR 2000

The year 2000 ("Y2K") issue was the result of computer programs being written using two digits rather than four to define the applicable year. Possible effects of this issue could have included disruption of operations including inability to ship orders, process invoices and order product.

The Company established a Y2K assessment team in late 1997 to review all of its information technology ("IT") systems and non-IT systems for Y2K compliance. The Company contacted and received responses from its domestic systems and service suppliers. All major hardware and software systems were reviewed. A plan to mitigate the known compliance issues was completed during the fourth quarter of 1998. The Company utilized both internal and external resources to reprogram and test applications for compliance. The Company's upgrade to its enterprise software system was completed in the third quarter of 1999. Although its current software version was Y2K compliant, several minor software attachments were replaced and brought into compliance in the process. Due to strict adherence to guidelines, and effective planning and execution, the Company's hardware and software systems successfully transitioned to the new millennium. The Company has not experienced any significant problems as a result of the Year 2000 Issue ('Y2K') with its own systems or those of its vendors. However, the potential still exists for a non-compliant system, either within the Company or at a vendor, to malfunction due to Y2K and cause a disruption to the Company's business. The Company believes that the possibility of significant interruptions of normal operations should be minimal.

NEW ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of SFAS No. 133 has been delayed until the fiscal year beginning January 1, 2001. The Company is currently assessing the impact, if any, to its financial position or results of operations.

Management believes that the adoption of this new standard will not have a material impact on the Company's financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. Because the short-term borrowings and investments have maturities of three months or less, the Company believes that the risk of material loss is low.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is included in this report beginning at page 25.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure matters during the periods reported herein.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholder under the caption "Proposal No. 1: Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information concerning executive officers of the Company included in Item 4a of
Part I in this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders under the caption

"Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2000 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Certain Other Holders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  1.   Financial Statements:

          The financial statements of Multiple Zones International, Inc. and subsidiaries and Independent Report of Independent Accountants are included herein beginning on page 25.

(a)  2.   Financial Statement Schedules:

          Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(a)  3.   Exhibits required by Securities and Exchange Commission Regulation
          S-K, Item 601:



    Number               Description
--------------  ---------------------------------------------------------------
EXHIBIT NO. 3:  ARTICLES OF INCORPORATION AND BYLAWS


     3.1 Restated Articles of Incorporation (incorporated by reference from exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

     3.2 Amended and Restated Bylaws (incorporated by reference from exhibit 3.0 to the Annual Report on Form 10-K filed on March
               31,1999 (File No. 000-28488 ))

EXHIBIT NO. 10: MATERIAL CONTRACTS

COMPENSATION PLANS AND AGREEMENTS

     10.1      Multiple Zones International, Inc. amended and restated 1993
               Stock Incentive Plan (incorporated by reference from the Registrant's Proxy Statement from its 1999 Annual Meeting of
               Shareholders filed on April 15, 1999)

     10.2      Multiple Zones International, Inc. 1999 Director Stock Option
               Plan (incorporated by reference from the Registrant's Proxy
               Statement from its 1999 Annual Meeting of Shareholders filed on April 15, 1999)

     10.3 Form of Stock Option Agreement (used for all stock options granted to executive officers after March 31, 1996) (incorporated by reference from exhibit 10.4 to the Registrant's Registration
               Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

     10.4 Form of Stock Option Agreement (used for all stand-alone stock options granted to outside directors) (incorporated by reference from exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

     10.5 Multiple Zones International, Inc. 401(k) Plan (incorporated by reference from exhibit 10.5 to the Registrant's Registration
               Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

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

     10.8 Form of Indemnification Agreement (entered into with certain executive officers and Registrant's outside directors)
               (incorporated by reference from exhibit 10.15 to the Registrant's
               Registration Statement on Form S-1 filed on June 5, 1996 (File
               No. 333-04458))

     10.9      Employment Agreement dated as of July 14, 1997 between the
               Registrant and Lorne G. Rubis (incorporated by reference from exhibit 10.13 to the Annual Report on Form 10-K filed on March
               31, 1998)

     10.10     Employment Agreement dated as of October 1, 1998 between the
               Registrant and Guio G. Barela



    Number               Description
--------------  ---------------------------------------------------------------
EXHIBIT NO. 3:  ARTICLES OF INCORPORATION AND BYLAWS



     10.11     Employment Agreement dated as of April 26, 1999 between the
               Registrant and James H. Bromley

OTHER MATERIAL CONTRACTS

     10.12     Standard Office Lease-Gross dated October 4, 1993 between the
               Registrant and Hewlett-Packard Company (incorporated by reference from exhibit 10.23 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

     10.13     Office Lease dated April 1, 1996 between the Registrant and
               Renton Talbot Delaware, Inc. (incorporated by reference from exhibit 10.24 to the Registrant's Registration Statement on Form
               S-1 filed on June 5, 1996 (File No. 333-04458))

     10.14     Industrial Real Estate Lease dated April 10, 1997 between the
               Registrant and Pacific Industrial Park LLC (incorporated by reference from exhibit 10.18 to the Annual Report on Form 10-K filed on March 31, 1998)

     10.15     Ingram Micro Resale Agreement dated April 1, 1996 between Ingram
               Micro and the Registrant (incorporated by reference from exhibit
               10.25 to the Registrant's Registration Statement on Form S-1
               filed on June 5, 1996 (File No. 333-04458))

     10.16     Authorized Apple Catalog Reseller Sales Agreement between the
               Apple Computer, Inc. and the Registrant (incorporated by reference from exhibit 10.26 to the Registrant's Registration
               Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

     10.17 Storage and distribution Agreement dated September 28, 1992 between the Registrant and Advanced Logistics Services Corp., as amended (incorporated by reference from exhibit 10.27 to the Registrant's Registration Statement on Form S-1 filed on June 5,
               1996 (File No. 333-04458))

     10.18     Amendment to Storage and Distribution Agreement dated December
               30, 1997 between the Registrant and Advanced Logistics Services
               Corp.

     10.19 Agreement for Wholesale Financing dated January 15, 1996, as amended, between the Registrant and Deutsche Financial Services
               Corporation (incorporated by reference from exhibit 10.19 to the Registrant's Registration Statement on Form S-1 filed on June 5,
               1996 (File No. 333-04458))

     10.20     Amendment to Agreement for Wholesale Financing dated April 23,
               1997, between the Registrant and Deutsche Financial Services
               Corporation (incorporated by reference from exhibit 10.24 to the Annual Report on Form 10-K filed on March 31, 1998)

     10.21     Business Loan Agreement dated December 10, 1999, between the
               Registrant and U.S. Bank of Washington, National Association

EXHIBIT NO. 21: SUBSIDIARIES OF THE REGISTRANT

     21.1      Subsidiaries of the Registrant

EXHIBIT NO. 23: CONSENTS OF EXPERTS AND COUNSELS

     23.1      Consent of PricewaterhouseCoopers LLP

EXHIBIT NO. 27: FINANCIAL DATA SCHEDULE

     27.1      Financial Data Schedule (December 31, 1999)


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MULTIPLE ZONES INTERNATIONAL, INC.

          Date:  March 27, 2000

                                   By:  /s/ Firoz H. Lalji
                                        ---------------------------------------
                                        Firoz H. Lalji,
                                        Chairman and Chief Executive Officer

                                        /s/ James H. Bromley
                                        ---------------------------------------
                                        James H. Bromley,
                                        Chief Financial Officer


Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

          Signature                       Title                      Date
---------------------------------  ---------------------------  ---------------

/s/ John H. Bauer                        Director               March 27, 2000
---------------------------------
John H. Bauer

/s/ John T. Carleton                     Director               March 27, 2000
---------------------------------
John T. Carleton

/s/ Richard E. Carter                    Director               March 27, 2000
---------------------------------
Richard E. Carter

/s/ Firoz H. Lalji                       Director               March 27, 2000
---------------------------------
Firoz H. Lalji

/s/ Kathleen S. Pushor                   Director               March 27, 2000
---------------------------------
Kathleen S. Pushor

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Consolidated Financial Statements:


Consolidated Balance Sheets
December 31, 1999 and 1998                                                26

Consolidated Statements of Operations and Comprehensive Income
Twelve months ended December 31, 1999, 1998 and 1997                      27

Statements of Shareholders' Equity
Twelve months ended December 31, 1999, 1998 and 1997                      28

Consolidated Statements of Cash Flows
Twelve months ended December 31, 1999, 1998 and 1997                      29

Notes to Consolidated Financial Statements                                30
Report of Independent Accountants                                         40


               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                     DECEMBER 31,
                                                                     ------------
                                                                  1999         1998
                                                               ---------    ---------

ASSETS
Current assets:
  Cash and cash equivalents                                    $  25,774    $  19,092
  Receivables, net                                                32,484       43,687
  Inventories, net                                                17,752       48,543
  Prepaid expenses                                                 1,805        3,632
  Income taxes receivable                                                       2,460
  Deferred income taxes                                            1,682        3,353
                                                               ---------    ---------
          Total current assets                                    79,497      120,767
Property and equipment, net                                       11,435       10,384
Other assets                                                       5,562        1,896
                                                               ---------    ---------
          Total assets                                         $  96,494    $ 133,047
                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Bank lines of credit                                         $     709    $   2,032
  Accounts payable                                                52,664       79,659
  Accrued liabilities and other                                    7,916        9,364
  Current portion of capital lease obligations                       905          911
                                                               ---------    ---------
  Income taxes payable                                                          1,200
          Total current liabilities                               62,194       93,166
Capital lease obligations, net of current portion                    986          338
Other                                                              1,326        1,695
                                                               ---------    ---------
          Total liabilities                                       64,506       95,199
                                                               ---------    ---------
Minority interest                                                    148          498
                                                               ---------    ---------

Commitments and contingencies

Shareholders' equity:
  Common stock, no par value, 45,000,000 authorized,
     13,346,287 and 13,173,692 shares issued and outstanding
     at December 31, 1999 and 1998, respectively                  39,184       38,434
  Retained deficit                                                (7,368)        (982)
  Foreign currency translation adjustment                             24         (102)
                                                               ---------    ---------
          Total shareholders' equity                              31,840       37,350
                                                               ---------    ---------
          Total liabilities and shareholders' equity           $  96,494    $ 133,047
                                                               =========    =========


        The accompanying notes are an integral part of the consolidated financial statements.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)


                                                           YEAR ENDED DECEMBER 31,
                                                       1999         1998        1997
                                                    ---------    ---------    ---------
Net sales                                           $ 487,410    $ 501,441    $ 490,025
Cost of sales                                         438,643      447,005      431,905
                                                    ---------    ---------    ---------
Gross profit                                           48,767       54,436       58,120
Selling, general and administrative                    57,502       63,409       62,910
                                                    ---------    ---------    ---------
Loss from operations                                   (8,735)      (8,973)      (4,790)
                                                    ---------    ---------    ---------
Interest expense                                          512          598        1,096
Other expense                                             150        2,774          414
Minority interest                                        (101)         102          108
                                                    ---------    ---------    ---------
                                                          561        3,474        1,618
                                                    ---------    ---------    ---------
Loss before taxes                                      (9,296)     (12,447)      (6,408)
Benefit for income taxes                               (2,637)      (4,114)        (965)
                                                    ---------    ---------    ---------
Net loss                                            $  (6,659)   $  (8,333)   $  (5,443)
                                                    =========    =========    =========
Other comprehensive income (expense), net of tax:
     Foreign currency translation adjustment              (31)         (11)          47
     Reclassification for gains included in net
      income                                             (290)         (55)
                                                    ---------    ---------    ---------
     Other comprehensive income (expense)                (321)         (66)          47
                                                    ---------    ---------    ---------
Comprehensive loss                                  $  (6,980)   $  (8,399)   $  (5,396)
                                                    ---------    ---------    ---------
Net loss attributable to basic earnings per share   $  (6,659)   $  (8,333)   $  (5,443)
                                                    =========    =========    =========

Basic loss per share                                $   (0.50)   $   (0.64)   $   (0.42)
Shares used in computing basic loss per share          13,287       13,079       12,965

Diluted loss per share                              $   (0.50)   $   (0.64)   $   (0.42)
Shares used in computing diluted loss per share        13,287       13,079       12,965



         The accompanying notes on an integral part of the consolidated financial statements.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                Foreign
                                                                   Retained     Currency
                                             Common Stock          Earnings   Translation
                                          Shares       Amount      (Deficit)   Adjustment     Total
                                        ----------   ----------   ----------   ----------   ----------
Balance, January 1, 1997                12,876,616   $   36,988   $   12,564    $    (83)  $   49,469
Issuance of common stock                    33,748          196                                   196
Exercise of stock options                  131,100          567                                   567
Net loss                                                              (5,443)                  (5,443)
Tax effect of stock options exercised                                    135                      135
Translation adjustments                                                               47           47
                                        ----------   ----------   ----------    --------   ----------
Balance, December 31, 1997              13,041,464       37,751        7,256         (36)      44,971
Issuance of common stock                    33,223           96                                    96
Exercise of stock options                   53,695          242                                   242
Exercise of warrants                        45,310          345                                   345
Net loss                                                                          (8,333)      (8,333)
Tax effect of stock options exercised                                     95                       95
Translation adjustments                                                              (66)         (66)
                                        ----------   ----------   ----------    --------   ----------
Balance, December 31, 1998              13,173,692       38,434         (982)       (102)      37,350

Issuance of common stock                    18,130           98                                    98
Exercise of stock options                  154,465          652                                   652
Net loss                                                              (6,659)                  (6,659)
Tax effect of stock options exercised                                    273                      273
Translation adjustments                                                              126          126
                                        ----------   ----------   ----------    --------   ----------
Balance, December 31, 1999              13,346,287   $   39,184   $   (7,368)   $     24   $   31,840
                                        ==========   ==========   ==========    ========   ==========



        The accompanying notes are an integral part of the consolidated financial statements.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                             YEAR ENDED DECEMBER 31,
                                                          1999        1998        1997
                                                        --------    --------    --------

Cash flows from operating activities:
  Net loss                                              $ (6,659)   $ (8,333)   $ (5,443)
  Adjustments to reconcile net income to net
    cash from operating activities:
    Depreciation and amortization                          4,184       3,641       2,943
    Write off of goodwill                                                          1,233
    Deferred income taxes                                  1,357      (2,179)     (1,246)
    Loss on disposal of assets                               260       3,651         376
    Loss on disposal of subsidiaries                         541
    Minority interest                                        229        (102)        108
    Tax effect of stock options exercised                    273          95         135
Changes in assets and liabilities excluding
  effect of acquisitions:
    Accounts receivable                                    5,864      (3,001)      6,380
    Inventory                                             27,805      (9,972)     36,931
    Prepaid expenses and other assets                     (1,091)       (466)      5,016
    Accounts payable                                     (19,572)     37,043     (36,044)
    Accrued liabilities                                     (703)        872       1,807
    Income taxes payable                                  (1,077)       (796)     (1,387)
                                                        --------    --------    --------
      Net cash provided by operating activities           11,411      20,454      10,809

Cash flows from investing activities:
  Purchases of property and equipment                     (6,016)     (3,064)     (5,664)
  Proceeds on disposal of subsidiaries                       740
  Other                                                                               51
                                                        --------    --------    --------
      Net cash used in investing activities               (5,276)     (3,064)     (5,613)

Cash flows from financing activities:
  Net borrowing (payments) under line of
    credit agreement                                         333          12        (843)
  Net change in book overdrafts                           (1,003)        244      (2,985)
  Payments on capital leases                              (1,552)       (641)     (1,250)
  Net proceeds from sale of common stock                     750         683         763
  Capital lease obligation                                 2,101
  Other                                                                 (130)       (264)
                                                        --------    --------    --------
      Net cash provided by (used  in)
        financing activities                                 629         168      (4,579)

Effect of exchange rate on cash and cash equivalents         (82)       (111)         52
Net increase in cash and cash equivalents                  6,682      17,447         669
Cash and cash equivalents at beginning of period          19,092       1,645         976
                                                        --------    --------    --------
Cash and cash equivalents at end of period              $ 25,774    $ 19,092    $  1,645
                                                        ========    ========    ========
Supplemental cash flow information:
  Cash paid during the period for interest              $   (512)   $    598    $  1,095
  Cash (refunded) paid for income taxes                 $ (3,043)   $ (1,356)   $    992
  Noncash investing and financing activity:
    Capital leases to finance purchases of  equipment   $    233    $     38    $    420



        The accompanying notes are an integral part of the consolidated financial statements.

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   DESCRIPTION OF BUSINESS

Multiple Zones International, Inc. and its majority owned subsidiaries (collectively the "Company") are direct marketers of computer products and services, for users of both the "PC" and Macintosh ("Mac") operating systems. The Company reaches its customers through three distinct business models: Zones Business Solutions encompassing small to medium size businesses, government and education customers; Zones.com targeting small office/home office, small business and consumer customers; and touchMarketing.com, an Internet based service provider of Affordable 1-to-1 Marketing. The Company has licensed its trade name to independent licensees that operate in a number of countries worldwide.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

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

INVENTORIES

Inventories consist primarily of computer software and hardware. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Balances at December 31, 1999 and 1998 are net of allowances of approximately $1,067,000 and $3,834,000, respectively.

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

CATALOG COSTS AND REVENUES

The Company produces and distributes catalogs at various intervals throughout the year. Costs to produce and distribute individual catalogs, including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month). At December 31, 1999 and 1998 $1,313,000 and $2,257,000, respectively, of capitalized advertising costs were included with prepaid expenses. The Company receives incentives in the form of rebate dollars, discounts, allowances and cooperative advertising revenues from most vendors who have placed advertisements in the Company's catalogs. These revenues are recognized as a reduction of selling expense in the same period in which the corresponding catalog cost is recognized as selling expense. Advertising expense net of co-op advertising recovery is included in selling, general and administrative expenses and totaled $3,622,000 and $3,300,000 for the years ended December 31, 1999 and 1998, respectively.

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

SEGMENT REPORTING

The company is required to report operation segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". This statement, which the company adopted in 1998, changed the way public companies report information about operating segments. SFAS No. 131 is based on the management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report entity-wide disclosures about products and services, major customers and the major countries in which the Company holds assets and reports revenues. The Company has determined its business has two segments, The United States and International.

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

3.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The estimated fair value of the Company's financial instruments approximates the carrying value. The estimated fair value of the line of credit approximates the carrying value, as this instrument requires interest payments at a market rate of interest plus a margin.

4.   RECEIVABLES

Receivables consist of the following (in thousands):


                                       DECEMBER 31,
                                    1999        1998
                                  --------    --------

     Trade                        $ 27,703    $ 40,153
     Co-op advertising               3,736       4,105
     Licensees                          90         289
     Returns, rebates and other      3,599       3,912
                                  --------    --------
                                    35,128      48,459
     Less allowances                (2,644)     (4,772)
                                  --------    --------
                                  $ 32,484    $ 43,687
                                  ========    ========


5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

                                                               DECEMBER 31,
                                                             1999        1998
                                                           --------    --------

     Equipment                                             $  6,766    $  7,845
     Computer hardware and software under capital leases      6,058       3,915
     Computer software                                        6,963       3,742
     Furniture and fixtures and leasehold improvements        3,024       3,022
                                                           --------    --------
                                                             22,811      18,524
     Less accumulated depreciation and amortization         (11,376)     (8,140)
                                                           --------    --------
               Property and equipment, net                 $ 11,435    $ 10,384
                                                           ========    ========


Included in accumulated depreciation and amortization is accumulated amortization associated with capital leases at December 31, 1999 and 1998 of $3,708,000 and $2,861,000, respectively.

6.   BANK LINES OF CREDIT

At December 31, 1999, the Company had a $15,000,000 revolving bank line of credit expiring June 30, 2000. This line is collateralized by the Company's accounts receivable. At December 31, 1999 and 1998 respectively, interest is charged at 9.25% and 7.75%. The Company also has available an additional $20,000,000 bank line of credit. This line is collaterized by the Company's inventories. Interest is charged at the prime lending rate of 8.50% and 7.75% at December 31, 1999 and 1998, respectively. No borrowing amounts were outstanding on either line of credit at December 31, 1999 or 1998.

The line of credit agreements contain certain covenants and restrictions requiring, among other things, a minimum tangible net worth and certain other financial ratios and restrictions. The Company has complied with the restrictive covenants contained in the agreements.

Bank lines of credit also included $709,000 and $2,032,000 of borrowings by the Company's foreign subsidiaries at December 31, 1999 and 1998, respectively.

The Company uses the lines of credit under its cash management system to cover checks presented for payment in excess of cash balances. As of December 31, 1999 and 1998 the Company had book overdrafts of $2,224,000 and $3,227,000, respectively, which are included with accounts payable.

7.   TRADE CREDIT ARRANGEMENT

The Company has an agreement with a financial institution to facilitate the purchase of inventory from various suppliers under certain terms and conditions. The agreement allows a collateralized position in inventory up to an aggregate of $35,000,000. At December 31, 1999, accounts payable included $5,572,000 owed to this financial institution, compared to $31,421,000 at December 31, 1998. Amounts purchased under these agreements generally require payment within a period of 30 days, and no interest is charged. Interest will accrue on amounts not paid by the end of this period at variable rates.

8.   INCOME TAXES

The income tax benefit consists of the following (in thousands):


                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                    1999       1998       1997
                                                  -------    -------    -------
     Current                                      $  (690)   $(1,935)   $   281
     Deferred                                        (452)    (2,496)    (2,671)
     Valuation allowance for deferred tax asset    (1,495)       317      1,425
                                                  -------    -------    -------
     Total                                        $(2,637)   $(4,114)   $  (965)
                                                  =======    =======    =======



The components of deferred taxes were as follows (in thousands):


                                                 DECEMBER 31,
                                               1999       1998
                                             -------    -------

      Assets:
        Allowance for doubtful accounts       $   879    $ 1,413
        Inventory allowances                      405      1,261
        Inventory capitalization                    4         50
        Property and equipment depreciation                   75
        Deferred rent                             488        624
        Accrued liabilities and other             432        835
        Net operating losses                    5,014      1,849
        Valuation allowance                      (355)    (1,708)
                                              -------    -------
                                              $ 6,867    $ 4,399
                                              -------    -------

     Liabilities:
       Property and equipment depreciation       (248)
                                              -------    -------
                                                 (248)
                                              -------    -------
     Net deferred tax asset                   $ 6,619    $ 4,399
                                              =======    =======


The net deferred tax asset is recognized in the accompanying balance sheet as follows (in thousands):


     Current deferred tax asset                $1,682   $3,353
     Non-current deferred income tax asset,
       net of valuation allowance of $355 in
       1999 and $1,708 in 1998                  4,937    1,046
                                               ------   ------
     Net deferred tax asset                    $6,619   $4,399
                                               ======   ======


The deferred tax asset valuation allowance is primarily related to net operating loss carryforwards. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized through future taxable income. The Company's net operating losses begin expiring in 2019.

A reconciliation of the effective income tax rate on loss before taxes with the federal statutory rate follows:


                                                         YEAR ENDED DECEMBER 31,
                                                       1999       1998       1997
                                                       ----       ----       ----

     Statutory rate                                    35.0%      35.0%      35.0%
     State income tax                                   0.6        1.4        1.4
     Other                                             (0.8)      (0.9)       0.9
     Valuation allowance for deferred tax assets       (6.4)      (2.5)     (22.2)
                                                       ----       ----       ----
     Effective tax rate                                28.4%      33.0%      15.1%
                                                       ====       ====       ====


9.   COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

The Company leases its office and returns warehouse space under noncancelable operating leases that expire through 2003. Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges. At December 31, 1999, future minimum payments under operating leases were as follows (in thousands):

          2000 .........................      $1,805
          2001 .........................       1,805
          2002 .........................       1,751
          2003 .........................       1,006
                                              ------
               Total ...................      $6,367
                                              ======


Rental expense totaled $2,165,000, $2,657,000 and $2,522,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

OBLIGATIONS UNDER CAPITAL LEASES

The Company leases equipment and software under various long-term capital leases. Future lease payments as of December 31, 1999 were as follows (in thousands):


          2000 ..............................................   $ 1,042
          2001 ..............................................       942
          2002 ..............................................        82
                                                                -------
               Total future minimum lease payments                2,066
                 Less amount representing interest                  (84)
                                                                -------
               Present value of net minimum lease payments        1,892
                 Less current portion                              (905)
                                                                -------
               Noncurrent portion                               $   987
                                                                =======


DISTRIBUTION CENTER

The Company has contracted with a freight company to provide and operate its primary distribution center under an annual renewable contract that expires August 31, 2000. Under this contract, the Company pays a flat rate for each order filled.

LETTERS OF CREDIT

The Company had unused letters of credit totaling $734,000 at December 31, 1999.

LEGAL PROCEEDINGS

Various claims and actions, considered normal to the Company's business, have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company's financial position or results of operations.

10.  SHAREHOLDERS' EQUITY

COMMON STOCK

In conjunction with the Company's 1996 public offering, warrants were issued for the purchase of 45,310 shares of common stock exercisable at $7.62 per share. All of the warrants were exercised during the fourth quarter of 1998.

STOCK OPTIONS

In 1993, the Company adopted a Stock Incentive Plan (the "Plan") whereby the Company may issue incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to key employees. As of December 31, 1999, only stock options have been granted under the plan. Stock options are granted solely at the discretion of the Board of Directors and are generally issued at a price equal to the estimated fair market value of the stock at the date of grant. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options may generally be exercised based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 1999.

In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors. Options outstanding to these individuals at December 31, 1999, were 93,125 shares at option prices of $2.75 - $12.00 per share. The maximum number of shares to be granted under this plan was 150,000 at December 31, 1999.

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


                                                   YEAR ENDED DECEMBER 31,
                                               1999         1998         1997
                                            ---------    ---------    ---------
     Net loss - as reported                 $  (6,659)   $  (8,333)   $  (5,443)
                                            =========    =========    =========
     Net loss - pro forma                   $  (7,342)   $  (8,575)   $  (6,816)
                                            =========    =========    =========
     Diluted loss per share - as reported   $   (0.50)   $   (0.64)   $   (0.42)
                                            =========    =========    =========
     Diluted loss per share - pro forma     $   (0.55)   $   (0.66)   $   (0.53)
                                            =========    =========    =========


The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: expected volatility of 99%, 98% and 75%; risk-free interest rate of 5.54%, 5.1% and 6.2%; and expected lives of 4 years.

Information regarding the stock option plans is as follows:


                                                        WEIGHTED-
                                                           AVERAGE        OPTIONS
                                         OPTIONS    EXERCISE PRICE    EXERCISABLE
                                        ---------     ---------            -------
     Outstanding, January 1, 1997       1,094,760     $    9.21
       Granted                          1,422,816          9.43
       Exercised                         (131,100)         4.33
       Cancelled                         (717,851)        10.29
                                        ---------     ---------            -------
     Outstanding, December 31, 1997     1,668,625          9.32            391,670
       Granted                          1,212,905          3.53
       Exercised                          (53,695)         4.11
       Cancelled                       (1,582,539)         8.58
                                        ---------     ---------            -------
                                        1,245,296          4.84            197,124
       Granted                            682,039          9.35
       Exercised                         (154,465)         3.64
       Cancelled                         (556,877)         6.18
                                        ---------     ---------            -------
     Outstanding, December 31, 1999     1,215,993     $    6.93            206,864
                                        =========     =========            =======

1999 option price range for exercised shares                         $0.33 - $9.25
1999  weighted-average fair value of options granted during the year         $6.42



The following tables summarize information about fixed-price stock options outstanding at December 31, 1999:


                                 OPTIONS OUTSTANDING
          ---------------------------------------------------------------
                                           WEIGHTED-
                             NUMBER         AVERAGE          WEIGHTED-
                 RANGE OF  OUTSTANDING     REMAINING          AVERAGE
          EXERCISE PRICES  AT 12/31/99  CONTRACTUAL YEARS  EXERCISE PRICE
          ---------------  -----------  -----------------  --------------

          $ 2.75 - $ 3.13      289,864        7.98           $   3.03
          $ 3.38 - $ 5.75      242,566        8.29               4.65
          $ 5.88 - $ 7.75      307,669        9.53               7.02
          $ 8.00 - $12.00      330,267        9.27              10.79
          $12.13 - $18.25       45,627        9.09              14.48
          ---------------    ---------        ----           --------
          $ 2.75 - $18.25    1,215,993        8.83           $   6.93
          ===============    =========        ====           ========



                        OPTIONS EXERCISABLE
          -------------------------------------------------
                 RANGE OF        NUMBER   WEIGHTED-AVERAGE
          EXERCISE PRICES   AT 12/31/99     EXERCISE PRICE
          ---------------   -----------     --------------
          $ 2.75 - $ 3.13        94,373            $  3.03
          $ 3.38 - $ 5.75        93,871               4.75
          $ 5.88 - $ 7.75         5,625               6.67
          $ 8.00 - $12.00        12,875              10.57
          $12.13 - $18.25           120              17.63
          ---------------           ---              -----
          $ 2.75 - $18.25       206,864            $  4.39
          ===============       =======            =======


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

11.  EARNINGS PER SHARE

The Company has 45,000,000 common shares issued, with 13,346,287 outstanding at December 31, 1999. The Company has also granted options and warrants to purchase common shares to the employees and directors of the Company. The options, warrants and preferred stock may have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share data).

                                                          YEAR ENDED DECEMBER 31,
                                                      1999         1998         1997
                                                    --------     --------     --------

     BASIC AND DILUTED EARNINGS PER SHARE:
     Net loss                                       $ (6,659)    $ (8,333)    $ (5,433)
                                                    --------     --------     --------
     Loss available to common shareholders          $ (6,659)    $ (8,333)    $ (5,433)
                                                    ========     ========     ========
     Total common shares and dilutive securities      13,287       13,079       12,965
                                                    ========     ========     ========
     Basic and diluted loss per share               $  (0.50)    $  (0.64)    $  (0.42)
                                                    ========     ========     ========


All options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 1999, 1998, and 1997 because the effect of the options and warrants on the calculation would have been antidilutive.

12.  DEFERRED INCOME 401(K) PLAN

The Company offers a deferred income 401(k) plan to substantially all full time employees with a minimum of six months of service. Participants may make tax-deferred contributions of up to 15% of annual compensation subject to certain limitations specified by the Internal Revenue Code.

13.  RELATED PARTY TRANSACTIONS

Related party transactions for 1999, 1998 and 1997 were as follows (in thousands):

                                      YEAR ENDED DECEMBER 31,
                                     1999     1998      1997
                                    -----    ------    ------
     Sales to licensees            $ 541    $1,009    $1,660


14.  SEGMENT INFORMATION

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

A summary of the Company's operations by segment follows (in thousands):


                              UNITED STATES INTERNATIONAL ELIMINATION   TOTAL
                              ------------- ------------- ----------- ---------

YEAR ENDED DECEMBER 31, 1999
Net sales                       $ 450,001     $  37,581     $ (172)   $ 487,410
Depreciation and amortization      (4,006)         (181)                 (4,187)
Income (loss) from operations      (7,721)       (1,014)                 (8,735)
Interest revenue (expense)           (248)         (264)                   (512)
Total assets                       96,124           969       (599)      96,494

YEAR ENDED DECEMBER 31, 1998
Net sales                       $ 421,625     $  80,338     $ (522)   $ 501,441
Depreciation and amortization      (3,246)         (395)                 (3,641)
Income (loss) from operations     (10,639)        1,396                  (8,973)
Interest revenue (expense)            245          (322)                     77
Total assets                      121,178        15,239     (3,369)     133,047

YEAR ENDED DECEMBER 31, 1997
Net sales                       $ 419,359     $  70,666     $ (887)   $ 490,025
Depreciation and amortization      (2,677)         (266)                 (2,943)
Loss from operations               (1,616)       (3,174)                 (4,790)
Interest revenue (expense)           (702)         (381)                 (1,083)
Total assets                       89,710        17,311     (2,211)     104,810


DIVESTITURE OF INTERNATIONAL SUBSIDIARIES

During 1999, the Company divested majority control over subsidiaries in Austria, France, Germany, Mexico, Switzerland and the United Kingdom. Net sales and results of operations for the subsidiaries that were disposed were recorded through date of divestiture and totaled $33.6 million and a net loss of $828,000, respectively. The Company received proceeds of $740,000 related to the sales and recognized gains and losses on the divestiture of these subsidiaries, resulting in a net loss of $541,000. The Company has no further commitments to these subsidiaries. The Company expects to dispose of its remaining international subsidiary during 2000.

SUBSEQUENT EVENT

On March 24, 2000, the Company entered into a definitive agreement to sell the remaining interest in its India subsidiary. The Company anticipates recognizing a gain on the transaction of $1,400,000 when all conditions of the sale are satisfied. The sale is expected to close early in the second quarter of 2000.

15.  SELECTED QUARTERLY FINANCIAL DATE (UNAUDITED)

The following information is for the years ended December 31, 1999 and 1998:

(in thousands, except per share data)


                                                 FIRST        SECOND         THIRD        FOURTH
DECEMBER 31, 1999                               QUARTER       QUARTER       QUARTER       QUARTER
-----------------                               -------       -------       -------       -------
Net sales                                      $ 135,092     $ 121,548     $ 106,350     $ 124,420
Cost of sales                                    120,616       109,060        96,156       112,811
                                               ---------     ---------     ---------     ---------
Gross profit                                      14,476        12,488        10,194        11,609
SG&A expenses                                     14,011        13,263        13,508        16,720
                                               ---------     ---------     ---------     ---------
Income (loss) from operations                        465          (775)       (3,314)       (5,111)
Other expense                                       (102)          793           (96)          (35)
                                               ---------     ---------     ---------     ---------
Income (loss) before income  taxes                   567        (1,568)       (3,218)       (5,076)
Provision  (benefit from) for  income taxes          224          (498)                     (2,363)
                                               ---------     ---------     ---------     ---------
Net income (loss)                              $     343     $  (1,070)    $  (3,218)    $  (2,713)
                                               =========     =========     =========     =========
Diluted earnings (loss) per share 1            $    0.03     $   (0.08)    $   (0.24)    $   (0.20)
                                               =========     =========     =========     =========



                                                 FIRST        SECOND         THIRD       FOURTH
DECEMBER 31, 1998                               QUARTER       QUARTER       QUARTER      QUARTER
                                                -------       -------       -------      -------
Net sales                                      $ 117,809     $ 112,872     $ 124,329    $ 146,431
Cost of sales                                    103,891       102,740       110,199      130,175
                                               ---------     ---------     ---------    ---------
Gross profit                                      13,918        10,132        14,130       16,256
SG&A expenses                                     15,908        18,364        13,877       15,260
                                               ---------     ---------     ---------    ---------
Income (loss) from operations                     (1,990)       (8,232)          253          996
Other expense                                        (32)        3,465            27           14
                                               ---------     ---------     ---------    ---------
 Income (loss) before income  taxes               (1,958)      (11,697)          226          982
Provision  (benefit from) for  income taxes         (724)       (3,930)           77          463
                                               ---------     ---------     ---------    ---------
Net income (loss)                              $  (1,234)    $  (7,767)    $     149    $     519
                                               =========     =========     =========    =========
Diluted earnings (loss) per share(1)           $   (0.09)    $   (0.59)    $    0.01    $    0.04
                                               =========     =========     =========    =========




(1) Net income (loss) per share is computed independently for each of the quarters presented therefore, the sum of the quarterly net income (loss) per share does not equal the total computed for the year due to shares issued each quarter.

                     REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors
Multiple Zones International, Inc.
Renton, Washington

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Multiple Zones International, Inc. and Subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington
January 27, 2000