Form 10-Q
period 2000-03-31
MULTIPLE ZONES INTERNATIONAL INC
filed 2000-05-12
CIK 1013786

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO
     __________

                         COMMISSION FILE NUMBER 0-28488

                        MULTIPLE ZONES INTERNATIONAL, INC
             (Exact name of registrant as specified in its charter)

                   WASHINGTON                                91-1431894
         (State or other Jurisdiction of                  (I.R.S. Employer
         Incorporation or Organization)                Identification Number)

               707 SOUTH GRADY WAY
               RENTON, WASHINGTON                            98055-3233
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

Yes   X       No
   -------      -------

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PROCEEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes           No
   -------      -------

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the registrant's Common Stock outstanding as of May 8, 2000 was 13,373,967.


                       MULTIPLE ZONES INTERNATIONAL, INC.

                                      INDEX



                          PART I. FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements:

                Consolidated Balance Sheets
                March 31, 2000 (unaudited) and December 31, 1999                                                   3

                Consolidated Statements of Operations and Comprehensive Income (Loss)
                Three months ended March 31, 2000 and 1999 (unaudited)                                             4

                Statements of Shareholders' Equity
                Three months ended March 31, 2000 (unaudited)                                                      5

                Consolidated Statements of Cash Flows
                Three months ended March 31, 2000 and 1999 (unaudited)                                             6

                Notes to Consolidated Financial Statements                                                         7

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                                      8

Item 3.         Quantitative and Qualitative Disclosures About Market Risk                                        12




                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings                                                                                 13

Item 6.         Exhibits and Reports on Form 8-K                                                                  13

                Signatures                                                                                        13


                                     PART I.

ITEM 1. FINANCIAL STATEMENTS


               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                     MARCH 31,       DECEMBER 31,
                                                                                       2000              1999
                                                                                     ---------       ------------
ASSETS
Current assets:
 Cash and cash equivalents                                                             $12,649            $25,774
 Receivables, net                                                                       34,396             32,484
 Inventories, net                                                                       19,991             17,752
 Prepaid expenses                                                                        1,334              1,805
 Deferred income taxes                                                                   1,682              1,682
 Notes receivable                                                                        1,552                181
                                                                                     ---------       ------------
      Total current assets                                                              71,604             79,678
Property and equipment, net                                                             11,010             11,435
Other assets                                                                             5,487              5,381
                                                                                     ---------       ------------
      Total assets                                                                     $88,101            $96,494
                                                                                     =========       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Bank lines of credit                                                                                     $   709
 Accounts payable                                                                      $46,441             52,664
 Accrued liabilities and other                                                           7,277              7,916
 Current portion of capital lease obligations                                              823                905
                                                                                     ---------       ------------
      Total current liabilities                                                         54,541             62,194
Capital lease obligations, net of current portion                                          820                986
Other                                                                                    1,233              1,326
                                                                                     ---------       ------------
      Total liabilities                                                                 56,594             64,506
                                                                                     ---------       ------------

Minority interest                                                                          146                148

Commitments and contingencies

Shareholders' equity:
 Common stock                                                                           39,234             39,184
 Retained deficit                                                                       (7,873)            (7,368)
 Foreign currency translation adjustment                                                                       24
                                                                                     ---------       ------------
      Total shareholders' equity                                                        31,361             31,840
                                                                                     ---------       ------------
      Total liabilities and shareholders' equity                                       $88,101            $96,494
                                                                                     =========       ============


                                See notes to consolidated financial statements


                                  MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
                                       (IN THOUSANDS, EXCEPT EARNINGS PER SHARE)
                                                      (UNAUDITED)

                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       2000              1999
                                                                                     ----------      ------------
Net sales                                                                             $124,622          $135,092
Cost of sales                                                                          112,015           120,616
                                                                                     ----------      ------------
Gross profit                                                                            12,607            14,476

Selling, general and administrative expense                                             14,846            14,011
                                                                                     ----------      ------------
Income (loss) from operations                                                           (2,239)              465
                                                                                     ----------      ------------

Interest expense                                                                           129               132
Other income, net                                                                       (1,567)             (206)
Minority interest                                                                           (2)              (28)
                                                                                     ----------      ------------
     Other income                                                                       (1,440)             (102)
                                                                                     ----------      ------------
Income (loss) before taxes                                                                (799)              567
Provision for (benefit from)  income taxes                                                (294)              224
                                                                                     ----------      ------------
Net income (loss)                                                                     $   (505)         $    343
                                                                                     ==========      ============

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustment                                                24              (152)
                                                                                     ----------      ------------
     Other comprehensive income (loss)                                                      24              (152)
                                                                                     ----------      ------------
Comprehensive income (loss)                                                           $   (481)         $    191
                                                                                     ==========      ============

Net income (loss) attributable to basic and diluted earnings per share                $   (505)         $    343

Basic earnings (loss) per share                                                       $  (0.04)         $   0.03
Shares used in computing basic earnings (loss) per share                                13,354            13,204

Diluted earnings (loss) per share                                                     $  (0.04)         $   0.03
Shares used in computing diluted earnings (loss) per share                               13,354           13,619



                                See notes to consolidated financial statements


                               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                                         (IN THOUSANDS, EXCEPT SHARE DATA)
                                                    (UNAUDITED)

                                                                                        Foreign
                                                                                        Currency
                                              Common Stock              Retained      Translation
                                         Shares          Amount         Deficit        Adjustment        Total
                                      -------------   -------------   -------------   -------------   -------------
Balance, January 1, 2000               13,346,287        $39,184         $(7,368)           $ 24         $31,840
Issuance of common stock                    3,835             18                                              18
Exercise of stock options                  19,829             32                                              32
Net loss                                                                    (505)                           (505)
Foreign currency translation
adjustments                                                                                  (24)            (24)
                                      -------------   -------------   -------------   -------------   -------------
Balance, March 31, 2000                13,369,951        $39,234         $(7,873)           $            $31,361
                                      =============   =============   =============   =============   =============



                                See notes to consolidated financial statements

               MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                       2000              1999
                                                                                     ----------      ------------
Cash flows from operating activities:
 Net income (loss)                                                                    $   (505)         $    343
 Adjustments to reconcile net income to net
  cash from operating activities:
  Depreciation and amortization                                                          1,318               791
  Gain on disposal of subsidiaries                                                      (1,333)
  Minority interest                                                                         (2)              (28)
  Changes in assets and liabilities:
   Accounts receivable                                                                  (2,098)            4,445
   Inventory                                                                            (2,369)           18,345
   Prepaid expenses and other assets                                                      (593)            1,468
   Accounts payable                                                                     (5,273)          (27,477)
   Accrued liabilities                                                                    (584)           (2,744)
   Income taxes payable                                                                     12              (283)
                                                                                     ----------      ------------
    Net cash used in operating activities                                              (11,427)           (5,140)

Cash flows from investing activities:
 Purchases of property and equipment                                                      (963)           (1,708)
                                                                                     ----------      ------------
    Net cash used in investing activities                                                 (963)           (1,708)

Cash flows from financing activities:
 Net borrowing (payments)  under line of credit agreement                                                    253
 Net change in book overdrafts                                                            (556)              589
 Payments on capital leases                                                               (229)             (358)
 Net proceeds from sale of common stock                                                     50               231
 Capital lease obligation                                                                                  2,101
                                                                                     ----------      ------------
    Net cash provided by (used in) financing activities                                   (735)            2,816

Effect of exchange rate on cash and cash equivalents                                                         (98)
                                                                                     ----------      ------------
Net increase (decrease) in cash and cash equivalents                                   (13,125)           (4,130)
Cash and cash equivalents at beginning of period                                        25,774            19,092
                                                                                     ----------      ------------
Cash and cash equivalents at end of period                                            $ 12,649          $ 14,962
                                                                                     ==========      ============


                 See notes to consolidated financial statements

             MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  DESCRIPTION OF BUSINESS

Multiple Zones International, Inc., together with its majority owned subsidiary (collectively the "Company"), is a leading direct marketer of over 100,000 computer products and services to businesses and consumers. The Company serves customers through its flagship brands: Zones Business Solutions-TM-, serving small to medium size businesses, government and education; and Zones.com-TM-, the Company's Internet store, portal to THE PC ZONE-Registered Tradmark- and THE MAC ZONE-Registered Tradmark-, targeting Small Office/Home Office ("SOHO"), small business and the sophisticated end-user. The Company offers products from leading manufacturers including 3Com, Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with THE MAC ZONE in 1990, followed by THE PC ZONE in 1992. The Company added outbound telemarketing operations, principally to business accounts, in 1993. Internet sales and electronic marketing via e-mail began in 1997. The Company launched touchMarketing.com, an Internet-based application service provider of Affordable 1-to-1 Marketing, in 1999.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and operating results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 as filed with the Securities and Exchange Commission on March 29, 2000.

PRINCIPLES OF CONSOLIDATION
The accompanying consolidated financial statements include the accounts of the Company and of its' majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

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

In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. SAB No. 10 does not impact the Company's revenue recognition policies

Management believes that the adoption of these new standards will not have a material impact on the Company's financial position or results of operations.

3.  SEGMENT INFORMATION

The Company's reportable segments through December 31, 1999 were based on geographic areas of operation: the United States and International. The Company's majority interest in all its international operations have been divested over the 1999 calendar year. The Company was unable to segregate the assets based on the reportable segments. The Company has not disclosed prior years' segment data on a comparative basis because management found it impracticable.

As of January 1, 2000 and thereafter, the Company will report its segments based on its delineation into three distinct business segments, each segment catering to a different customer base. These segments are based on the Company's method of internal reporting.

A summary of the Company's operations by segment follows (in thousands):


                                    ZONES BUSINESS
                                       SOLUTIONS        ZONES.COM       TOUCHMARKETING.COM    ELIMINATIONS       TOTAL
QUARTER ENDED MARCH 31, 2000
----------------------------
Net sales                                 $72,785         $51,760                  $192          $(115)      $124,622
Gross profit                                7,023           5,588                    89            (93)        12,607
Operating (expense)                        (7,097)         (7,441)                 (401)            93        (14,846)
Loss from operations                          (74)         (1,853)                 (312)                       (2,239)
Consolidated assets                                                                                            88,101

                                                      UNITED STATES      INTERNATIONAL       ELIMINATIONS      TOTAL
QUARTER ENDED MARCH 31, 1999
----------------------------
Net sales                                                $116,861               $18,240            $(9)      $135,092
Depreciation                                                 (710)                  (81)                         (791)
Income from operations                                        506                   (41)                          465
Interest revenue (expense)                                    135                   (24)                          111
Total assets                                               94,435                14,151         (3,226)       105,360



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

The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

GENERAL

Multiple Zones International, Inc., together with its majority owned subsidiary (collectively the "Company"), is a leading direct marketer of over 100,000 computer products and services to businesses and consumers. The Company serves customers through its flagship brands: Zones Business Solutions, serving small to medium size businesses, government and education; and Zones.com, the Company's Internet store, portal to THE PC ZONE and THE MAC ZONE, targeting SOHO, small business and the sophisticated end-user. The Company offers products from leading manufacturers including 3Com, Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with THE MAC ZONE in 1990, followed by THE PC ZONE in 1992. The Company added outbound telemarketing operations, principally to business accounts, in 1993. Internet sales and electronic marketing via e-mail began in 1997. The Company launched touchMarketing.com, an Internet-based application service provider of Affordable 1-to-1 Marketing, in 1999.

The Company's revenues consist primarily of sales of computer hardware, software, peripherals and accessories, as well as royalties from foreign licensees. Net sales reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include advertising expense net of co-op advertising revenue, warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Other expense represents interest expense net of non-operating income and minority interest in the Company's subsidiary.

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

                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                                  2000          1999
                                                                              -------------  ------------
                  Net sales                                                       100.0%        100.0%
                  Cost of sales                                                    89.9          89.3
                                                                              -------------  ------------
                  Gross profit                                                     10.1          10.7
                  Selling, general and administrative expenses                     11.9          10.4
                                                                              -------------  ------------
                  Income (loss) from operations                                    (1.8)          0.3
                  Other income                                                     (1.2)         (0.1)
                                                                              -------------  ------------
                  Income (loss) before income taxes                                (0.6)          0.4
                  Provision for (benefit from) income taxes                        (0.2)          0.1
                                                                              -------------  ------------
                  Net income (loss)                                                (0.4)%         0.3%
                                                                              =============  ============

                  SELECTED DOMESTIC OPERATING DATA:
                  Catalog circulation                                             5,900,000     7,875,000
                  E-media circulation                                             4,600,000     1,800,000
                  Number of orders                                                  250,000       239,000
                  Average order size                                                   $521          $515
                  Number of account managers                                            250           177

COMPARISON OF THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

NET SALES. Net sales decreased 7.8% to $124.6 million for the quarter ended March 31, 2000 from $135.1 million in 1999. The decrease was due to the divestiture of the Company's international operations. Domestic net sales increased 6.6% to 124.6 million for the quarter ended March 31, 2000 from $116.8 million for the quarter ended March 31, 1999. The domestic increase resulted primarily from an increase in the Company's Zones Business Solutions ("ZBS") division, which grew 26.1% to $72.8 million for the quarter ended March 31, 2000. ZBS sales growth is due to an increase in account managers to 250 at March 31, 2000 compared to 177 a year ago. Sales by the Company's Zones.com division, which is comprised of the Internet and inbound catalog operations, decreased 12.2% to $51.8 million for the quarter ended March 31, 2000 compared to $58.9 million in 1999. Internet sales increased 71.4% to $32.6 million for the quarter ended March 31, 2000, while catalog sales declined 52.1% to $19.1 million principally due to a 25.1% decline in catalog circulation.

Net domestic PC product sales increased 11.0% to $64.9 million for the quarter ended March 31, 2000 from $58.5 million in 1999. The increase was due primarily to an increase in the number of ZBS outbound account managers.

PC sales represented 52.1% of total sales for the quarter ended March 31, 2000 compared to 50.1% in 1999. Net domestic Mac product sales increased 2.1% to $59.6 million for the quarter ended March 31, 2000 from $58.4 million in 1999. This increase was driven in part by strong product availability and continued growth in Mac on-line sales, offset partially by the sales of iMacs resulting from our heavy promotions in the first quarter of 1999.

GROSS PROFIT. Gross profit decreased to $12.6 million for the quarter ended March 31, 2000 from $14.5 million in 1999, and declined as a percentage of net sales to 10.1% from 10.7%, for the same periods. Domestically, gross profit dollars increased to $12.6 million for the quarter ended March 31, 2000 from $12.3 million at March 31, 1999. This increase primarily was due to improved merchandising strategies. Additionally, sales of CPU's for the quarter ended March 31, 2000 represented 41.4% of net sales compared to 40.1% in 1999. CPU's generally carry a lower average gross margin percentage than other products offered by the Company. Sales of hardware and software in the first quarter represented 43.2% and 15.4% of total net sales, respectively

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. SG&A expenses increased to $14.8 million for the quarter ended March 31, 2000 from $14.0 million in 1999, representing 11.9% and 10.4% of net sales, respectively.

OTHER INCOME. Other income increased to $1.4 million for the quarter ended March 31, 2000 from $102,000 in 1999. The increase primarily was due to the gain on divestiture of the Company's India subsidiary. Also, interest income earned from the Company's cash equivalent investments increased in the first quarter of 2000 compared to 1999. .

INCOME TAX EXPENSE/BENEFIT. The income tax benefit for the quarter ended March 31, 2000 was $294,000, the income tax expense for the quarter ended March 31, 1999 was $224,000.

NET INCOME/LOSS. Net loss for the three months ended March 31, 2000, was $505,000, compared to a net income of $343,000 for the three months ended March 31, 1999. Diluted loss was $0.04 per share for the three months ended March 31, 2000 compared to earnings per share of $0.03 for 1999.

TRENDS

During the quarter ended March 31, 2000, sales through the Company's Internet store, Zones.com, grew to $32.6 million, or 26.2% of domestic sales, an increase of 71.4% over the first quarter of 1999 and an increase of 3.2% over the seasonally strong fourth quarter of 1999. The Company initiated several new promotional strategies to drive on-line revenues, including on-line discounts, free-shipping promotions and product-specific, on-line-only promotions. 66% of net sales dollars through the Company's Internet store are phone-assisted, which affords additional sales opportunities and results in increased order sizes. In addition, during the quarter the Company became a premier merchant on CNET.

Outbound sales to business, government and education accounts grew to $72.80 million during the first quarter of 2000, an increase of 26.1% and 10.2% over the first quarter of 1999 and fourth quarter of 1999, respectively. This growth was achieved through a combination of process-based productivity improvements and the Company's successful efforts to increase sales through the expansion of outbound account executive headcount. The Company had 250 account executives at March 31, 2000, representing a 41.2% increase from March 31, 1999, and intends to continue its aggressive efforts to expand the number of outbound sales personnel. Marketing efforts for ZBS include e-marketing and a business-focused catalog to support the efforts of the Account Executives. ZBS launched the Learning Zone at the end of the first quarter. The Learning Zone features both computer-based training and a request-for-quote feature for in person training courses. In addition, during the first quarter of 2000 ZBS announced that it was selected to be the primary supplier of computer products to Microsoft Corporation.

touchMarketing.com, an Internet-based e-marketing application service provider developed and launched by Multiple Zones generated outside sales during the first quarter and continued refining its e-vehicle delivery system. touchMarketing.com increased its staff to 26 people across six US states.

Inbound sales resulting from the circulation of the Company's catalogs, by contrast, declined year over year to $19.1 million during the first quarter, representing a 52.1% decrease from inbound sales in the first quarter of 1999. The

Company believes that the rapid growth of its Internet sales has been a significant factor in the decline of its inbound catalog sales, as increasing numbers of catalog recipients choose to place their orders electronically rather than over the phone. The Company encourages this transition by featuring its Internet superstore prominently throughout its catalogs and by making its inbound telephone sales personnel available to assist online customers. The Company intends to continue to adapt and adjust the size, content and circulation of its catalogs in an effort to optimize the combined sales of its inbound and Internet divisions. In addition, the Company is utilizing e-media distribution. In the first quarter 2000, the Company sent
4.6 million e-vehicles through its subsidiary touchMarketing.com.

Gross product margins have continued to decline industry-wide, primarily due to falling average unit selling prices and increased price competition. The Company's gross profit percentage decreased to 10.1% for the first quarter of 2000 from 10.7% for 1999, but increased from 9.4% for the fourth quarter of 1999. The Company's average order size in the first quarter of 2000 grew to $521, an increase of 1.1% over the first quarter of 1999. Although this increase in order size has partially offset the recent declines in gross margin percentage on an average order, the Company expects that there may be further declines in gross product margins, and that continued growth in order size, as well as continued cost reductions, will likely be required to improve profitability.

The Company uses cooperative advertising funds to offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined since 1997, both in dollars and as a percentage of sales. The Company's domestic net cost of advertising increased to $1.6 million in the first quarter ended March 31, 2000 from $462,000 in the comparable 1999 period and declined from $2.0 million in the fourth quarter of 1999. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities in an effort to optimize sales and profitability in light of changing market conditions.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2000, the Company had total assets of $88.1 million, of which $71.6 million were current assets. At March 31, 2000 and December 31, 1999 the Company had cash and cash equivalents of $12.6 million and $25.8 million, respectively, and working capital of $17.1 million and $17.5 million, respectively. Net cash used by operating activities was $11.3 million for the quarter ended March 31, 2000 and net cash used by operating activities was $5.1 million for the three-month ended March 31, 1999.

Operating cash outflows for the quarter ended March 31, 2000 were primarily due to a reduction in accounts payable and accrued liabilities and increases in inventory and accounts receivable. In the period ended March 31, 2000 accounts payable and accrued liabilities decreased $5.3 million and $584,000, respectively and net inventories and net accounts receivable increased $2.1 million and $2.4 million, respectively.

Cash outlays for capital expenditures were $963,000 and $1.7 million in the quarter ended March 31, 2000 and 1999, respectively. These expenditures were primarily for information system enhancements.

The Company has a $15.0 million line of credit collateralized by accounts receivable from a commercial bank . At March 31, 2000, there were no borrowings outstanding under the facilities.

The net amount of accounts payable outstanding at March 31, 2000 was $46.4 million of which $3.6 million was drawn from a $20.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

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

Due to strict adherence to guidelines, and effective planning and execution, the Company successfully transitioned to the new millennium without incident. The Company has not experienced any significant problems as a result of the Year 2000 issue. No additional costs were incurred in the first quarter of 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. Because the short-term borrowings and investments have maturities of three months or less, the Company believes that the risk of material loss is low.

                                    PART II.

ITEM 1.  LEGAL PROCEEDINGS

Various claims and actions of a type commonly encountered in the Company's industry have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company's financial position or results of operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         27.1     Financial Data Schedule

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended March 31, 2000.



Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                           MULTIPLE ZONES INTERNATIONAL, INC.


         Date:  May 11, 2000
                                       By:   /S/     FIROZ H. LALJI
                                             --------------------------------
                                             Firoz H. Lalji, Chairman and
                                             Chief Executive Officer


                                             /S/     RONALD P. MCFADDEN
                                             --------------------------------
                                             Ronald P. McFadden, Chief
                                             Financial Officer