Form 10-Q
period 2000-06-30
MULTIPLE ZONES INTERNATIONAL INC
filed 2000-08-14
CIK 1013786

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

Commission File Number 0-28488

MULTIPLE ZONES INTERNATIONAL, INC
(Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1431894 (I.R.S. Employer Identification Number)
707 South Grady Way Renton, Washington (Address of Principal Executive Offices)	98055-3233 (Zip Code)

(425) 430-3000
(Registrant's Telephone Number, Including Area Code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Applicable only to issuers involved in bankruptcy proceedings during the preceding five years:

    Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes / /  No / /

    Applicable only to corporate issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the registrant's Common Stock outstanding as of August 7, 2000 was 13,386,229.

MULTIPLE ZONES INTERNATIONAL, INC.
INDEX
PART I. FINANCIAL INFORMATION

Part I.

Item 1.  Financial Statements

MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	June 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$907	$25,774
Receivables, net	60,669	32,484
Inventories, net	34,053	17,752
Prepaid expenses	1,578	1,805
Deferred income taxes	1,682	1,682
Notes receivable	1,112	181

Total current assets	100,001	79,678
Property and equipment, net	10,794	11,435
Other assets	5,159	5,381

Total assets	$115,954	$96,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$2,950	$709
Accounts payable	69,729	52,664
Accrued liabilities and other	8,802	7,916
Current portion of capital lease obligations	906	905

Total current liabilities	82,387	62,194
Capital lease obligations, net of current portion	608	986
Other	1,140	1,326

Total liabilities	84,135	64,506

Minority interest	141	148
Commitments and contingencies
Shareholders' equity:
Common stock	39,266	39,184
Retained deficit	(7,588)	(7,368)
Foreign currency translation adjustment	24

Total shareholders' equity	31,678	31,840

Total liabilities and shareholders' equity	$115,954	$96,494

See notes to consolidated financial statements

MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except earnings per share)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net sales	$168,685	$121,548	$293,307	$256,640
Cost of sales	153,179	109,060	265,195	229,676

Gross profit	15,506	12,488	28,112	26,964
Selling, general and administrative	15,437	13,263	30,283	27,274

Income (loss) from operations	69	(775)	(2,171)	(310)

Interest expense	87	138	216	270
Other (income) expense, net	(442)	670	(2,009)	464
Minority interest	(5)	(15)	(7)	(43)

Other (income) expense	(360)	793	(1,800)	691

Income (loss) before taxes	429	(1,568)	(371)	(1,001)
Provision for (benefit from) income taxes	144	(498)	(151)	(274)

Net income (loss)	$285	$(1,070)	$(220)	$(727)

Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment	24	(35)	24	(186)
Reclassification for losses included in net loss		202		202

Other comprehensive income (expense)	24	167	24	16

Comprehensive income (loss)	$309	$(903)	$(196)	$(711)

Net income (loss) attributable to basic and diluted earnings per share	$285	$(1,070)	$(220)	$(727)
Basic earnings (loss) per share	$0.02	$(0.08)	$(0.02)	$(0.05)
Shares used in computing basic earnings (loss) per share	13,374	13,269	13,371	13,236
Diluted earnings (loss) per share	$0.02	$(0.08)	$(0.02)	$(0.05)
Shares used in computing diluted earnings (loss) per share	13,436	13,269	13,371	13,236

See notes to consolidated financial statements

MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock			Foreign Currency Translation Adjustment
			Retained Deficit
	Shares	Amount			Total
Balance, January 1, 2000	13,346,287	$39,184	$(7,368)	$24	$31,840
Issuance of common stock	6,850	37			37
Exercise of stock options	21,130	45			45
Net loss			(220)		(220)
Foreign currency translation adjustments				(24)	(24)

Balance, June 30, 2000	13,374,267	$39,266	$(7,588)	$—	$31,678

See notes to consolidated financial statements

MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(220)	$(727)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,910	1,860
(Gain) Loss on sale of subsidiaries	(1,674)	805
Minority interest	(7)	428
Tax effect of stock options exercised		216
Changes in assets and liabilities, net of dispositions:
Accounts receivable	(28,371)	4,094
Inventory	(16,431)	26,281
Prepaid expenses and other assets	(240)	950
Accounts payable	13,952	(29,682)
Accrued liabilities	860	(3,096)
Income taxes		(1,364)

Net cash used by operating activities	(29,221)	(235)
Cash flows from investing activities:
Purchases of property and equipment	(2,041)	(2,875)
Proceeds from sale of subsidiaries	500	540

Net cash used in investing activities	(1,541)	(2,335)
Cash flows from financing activities:
Net borrowing under line of credit agreement	2,950	937
Net change in book overdrafts	3,518	(62)
Net proceeds from sale of common stock	82	413
Proceeds from capital lease obligation		2,101
Payments on capital leases	(655)	(869)

Net cash provided by financing activities	5,895	2,520
Effect of exchange rate on cash and cash equivalents		(102)

Net decrease in cash and cash equivalents	(24,867)	(152)
Cash and cash equivalents at beginning of period	25,774	19,092

Cash and cash equivalents at end of period	$907	$18,940

Supplemental cash flow information:
Noncash investing and financing activity:
Capital leases to finance purchases of equipment	$298
Note received on sale of subsidiary	$1,400	$283

See notes to consolidated financial statements

MULTIPLE ZONES INTERNATIONAL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

    Multiple Zones International, Inc. is a premier solution-based direct reseller of brand name computer products and services to businesses and consumers. The Company serves customers through its flagship brands: Zones Business Solutions™ and Zones.com™. Zones Business Solutions (http://www.zonesbusiness.com) serves small to medium size businesses, and enterprise, government and education accounts; Zones.com targets Small Office/Home Office ("SOHO"), small business and the sophisticated end-user through the Company's Internet store (http://www.zones.com), portal to The PC Zone® and The Mac Zone®. The Company also provides e-marketing services through its subsidiary touchMarketing.com (http://www.touchmarketing.com), an Internet-based application service provider of affordable 1-to-1 marketing. The Company offers products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

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

Earnings Per Share

    EPS is based upon the weighted average number of shares outstanding during the period. Basic earnings per share ("EPS") exclude all dilution. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 was amended by SFAS No. 137, deferring the effective date to fiscal years beginning after June 15, 2000. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133. SFAS 138 will be implemented by the company concurrently with SFAS 133. Management believes that the adoption of these new standards will not have a material impact on the Company's financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Account Bulletin ("SAB") No. 101 ("SAB No. 101"), Revenue Recognition in Financial Statements, which provides for guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB No. 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. Management is still evaluating the impact of SAB No. 101 on its financial statements. The effective date of implementation of SAB No. 101 is the fourth quarter of the fiscal year beginning after December 15, 1999.

    In July 2000, the Emerging Issues Task Force ("EITF") addressed the EITF Issue 00-10, Accounting for Shipping and Handling Revenues and Costs, which requires that amounts billed for shipping and handling be included in revenues. The Company currently records shipping revenues, net of shipping costs, as a component of cost of goods sold. Management does not believe the adoption of this issue will have a significant impact on the Company's financial position or results of operations. The effective date of implementation of EITF 00-10 is the fourth quarter of the fiscal year beginning after December 15, 1999.

3. Earnings Per Share

    The Company has 45,000,000 common shares authorized. The Company has granted options and warrants to purchase common shares to employees and directors of the Company. The options may have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands).

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$285	$(1,070)	$(220)	$(727)

Weighted average shares outstanding	13,374	13,269	13,371	13,236

Basic earnings (loss) per share	$0.02	$(0.08)	$(0.02)	$(0.05)

Diluted earnings (loss) per share:
Net income (loss)	$285	$(1,070)	$(220)	$(727)
Weighted average shares outstanding	13,374	13,269	13,371	13,236
Stock options	62

Total commons shares and dilutive securities	13,436	13,269	13,371	13,236

Dilutive earnings (loss) per share	$0.02	$(0.08)	$(0.02)	$(0.05)

    All options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended June 30, 1999 and the six months ended June 30, 2000 and 1999 because the effect of the options and warrants on the calculation would have been antidilutive.

4. Segment Information

    The Company's reportable segments through December 31, 1999 were based on geographic areas of operation: the United States and International. The Company's majority interest in all its international operations were divested over the 1999 calendar year, and as of June 30, 2000, the

Company retains no equity in any international subsidiaries. The Company does not segregate the assets based on the reportable segments.

    As of January 1, 2000 and thereafter, the Company will report its segments based on its three distinct business segments. These segments are based on the Company's method of internal reporting. The Company has not disclosed prior years' segment data on a comparative basis with fiscal year 2000 because management found it impracticable.

    The Company had one customer that represented more than 10% of total sales for the three and six month periods ended June 30, 2000. This customer represented $42.9 million of gross sales for both the three and six month periods ended June 30, 2000. This customer's sales are included in the Company's ZBS segment. A summary of the Company's operations by segment follows (in thousands):

	Zones.com	ZBS	tM.com	Elimination's	Total
Quarter Ended June 30, 2000
Net sales	$46,605	$122,138	$112	$(171)	$168,684
Gross profit	4,669	10,839	97	(96)	15,509
Operating (expense)	(6,237)	(8,484)	(815)	96	(15,440)
Income (loss) from operations	(1,568)	2,355	(718)		69
	Zones.com	ZBS	tM.com	Elimination's	Total
YTD Ended June 30, 2000
Net sales	$98,364	$194,923	$304	$(285)	$293,306
Gross profit	10,256	17,863	185	(189)	28,115
Operating (expense)	(13,653)	(15,606)	(1,216)	189	(30,286)
Income (loss) from operations	(3,397)	2,257	(1,031)		(2,171)
Consolidated assets					115,954
	United States	International	Elimination's	Total
Quarter Ended June 30, 1999
Net sales	$111,822	$9,726		121,548
Depreciation	1,012	51		1,063
Income (loss) from operations	(513)	(262)		(775)
Interest revenue (expense)	114	(53)		61
	United States	International	Elimination's	Total
YTD Ended June 30, 1999
Net sales	$228,683	$27,966	$(9)	$256,640
Depreciation	1,728	132		1,860
Income from operations	6	304		310
Interest revenue (expense)	249	(78)		171
Consolidated assets	90,330	4,990	(47)	95,273

6. Subsequent Event

    On July 21, 2000, the Company refinanced its working capital line of credit, consolidating the inventory and accounts receivable collateral into one financial institution. The borrowing availability under this facility is $35.0 million.

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

General

    The Company's revenues consist primarily of sales of computer hardware, software, services, peripherals and accessories. Net sales reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include advertising expense net of co-op advertising recovery, warehousing, selling commissions, order processing, telephone, credit card fees, and other costs such as administrative salaries, depreciation, rent, and general overhead expenses. Other expense represents interest expense, net non-operating expense and minority interests in the Company's domestic and former foreign subsidiaries.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.8	89.7	90.4	89.5

Gross profit	9.2	10.3	9.6	10.5
Selling, general and administrative expenses	9.2	10.9	10.3	10.6

Income (loss) from operations	0.0	(0.6)	(0.7)	(0.1)
Other (income) expense	(0.2)	0.7	(0.6)	0.3

Income (loss) before income taxes	0.3	(1.3)	(0.1)	(0.4)
Provision for (benefit from) income taxes	0.1	(0.4)	(0.1)	(0.1)

Net income (loss)	0.2%	(0.9)%	(0.1)%	(0.3)%

Selected domestic operating data:
Catalog circulation	4,152,000	7,400,000	10,052,000	15,275,000
E-media circulation	5,100,000	2,100,000	9,700,000	3,900,000
Number of orders	214,000	192,000	463,000	431,000
Average order size	$798	$495	$648	$460
Number of account executives, end of period	220	186	220	186

Comparison of Three Month Periods Ended June 30, 2000 and 1999

    Net Sales.  Net sales for the three months ended June 30, 2000 increased 38.8% to $168.7 million compared to $121.5 million in 1999. The increase resulted primarily from increases in the Company's Zones Business Solutions ("ZBS") segment and the Zones.com segment's online sales, offset by a decrease in Zones.com catalog sales. ZBS sales increased 91.5% to $122.1 million for the three months ended June 30, 2000 compared to $63.7 million in 1999. Growth in the core business as well as sales to enterprise accounts contributed to this growth. Additionally, the Company has continued to hire individuals into the ZBS division. ZBS had 220 Account Executives ("AE") at June 30, 2000 compared to 186 at June 30, 1999. Sales by the Company's Zones.com segment, which is comprised of the Internet and inbound catalog operations, declined 2.8% to $46.6 million in the three months ended June 30, 2000 from $48.0 million in 1999. Internet sales increased 48.8% to $30.5 million for the second quarter of 2000, while catalog sales declined 41.3% to $16.2 million due principally to a decline in catalog circulation compared to the same period of the prior year.

    PC sales represented 60.7% of total sales for the three months ended June 30, 2000 compared to 50.5% in 1999. Net domestic PC product sales for the three months ended June 30, 2000 increased 81.3% to $102.4 million compared to $56.5 million in 1999. The increase was due primarily to the increase in ZBS sales, which increased to 72.3% of domestic net sales for the three months ended June 30, 2000 compared to 57.0% in 1999. Sales to businesses and enterprise accounts have a much higher proportion of PC products. PC product sales increased to 71.2% of ZBS sales in the second quarter of 2000 compared to 62.3% in the second quarter of 1999. Net domestic Mac product sales increased 19.9% to $66.3 million for the three months ended June 30, 2000 from $55.3 million in 1999. The increase in Mac sales was due primarily to on-line Mac sales growth of 64.2% for the three months ended June 30, 2000.

    The Company no longer retains equity interest in any of its former international subsidiaries. Net sales for the three months ended June 30, 1999 are $9.7 million.

    Gross Profit.  Domestic gross profit dollar contribution increased to $15.5 million for the second quarter of 2000, up 36.8% from second quarter of 1999. However, gross profit as a percentage of net sales decreased to 9.2% in the three months ended June 30, 2000 compared to 10.3% in 1999. The decrease in gross profit percentage was primarily due to the increase in ZBS sales as a percentage of total sales, an increase in CPU's as a percentage of total sales and increased competitive pricing, particularly on Mac and PC CPU's. ZBS sales to business, enterprise and education accounts tend to carry a lower average gross margin as compared to sales through the Company's Zones.com segment. ZBS sales have increased and represented 72.3% of domestic net sales in the three months ended June 30, 2000 compared to 57.0% in 1999. Gross margin for ZBS was $10.8 million, or 8.8% of sales, in the second quarter of 2000. Additionally, CPU's as a percentage of domestic sales have increased to 42.4% and represented $72.2 million of gross sales for the three months ended June 30, 2000. Gross margin for Zones.com was $4.7 million, or 10.0% of sales, in the second quarter of 2000. Zones.com used aggressive on-line promotions to drive traffic. This aggressive pricing strategy was partially offset through merchandising strategies and improved product availability.

    Selling, General and Administrative Expenses.  As a percent of sales, SG&A decreased to 9.2% for the three months ended June 30, 2000 from 10.9% in 1999 as the Company leveraged its existing infrastructure over a broader revenue base. SG&A expenses increased 16.4% to $15.5 million for the three months ended June 30, 2000 from $13.3 million in 1999. This increase is primarily attributable to an increase in depreciation expense, offset by a reduction in its net cost of advertising, as the Company continues to grow its investment in its information systems and webstores. The remaining increase is attributable to higher sales volumes.

    Other Income/Expense.  Other income increased to $360,000 for the three months ended June 30, 2000 from other expense of $793,000 in 1999. In June of 2000, the Company sold its remaining interest in its United Kingdom subsidiary. As a result of this sale, the Company realized a pre-tax gain of $341,000. During the second quarter of 1999, the Company divested two international subsidiaries resulting in a pretax loss on disposition of $862,000. The Company also recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

    Income Tax Benefit/Expense.  The income tax expense for the three months ended June 30, 2000 was $144,000 as compared to a benefit of $498,000 in the prior year. The Company's effective tax rate expressed as a percentage of income before taxes increased to 33.6% for the three months ended June 30, 2000 compared to 31.8% in the prior year.

    Net Profit/Loss.  Net profit for the three months ended June 30, 2000 was $285,000 compared to a $1.1 million loss in 1999. Basic and diluted earnings per share were $0.02 for the three months ended June 30, 2000 and basic and diluted loss per share was $0.08 in 1999.

Comparison of Six Month Periods Ended June 30, 2000 and 1999

    Net Sales.  Net sales for the six months ended June 30, 2000 increased 14.3% to $293.3 million compared to $256.6 million in 1999. The increase resulted primarily from increases in sales by the Company's ZBS segment and the Zones.com segments' online sales offset by a decrease in Zones.com catalog sales. ZBS sales increased 60.4% to $194.8 million for the six months ended June 30, 2000 compared to $121.5 million in 1999. Growth in the core business as well as sales to enterprise accounts contributed to this increase. Sales by the Company's Zones.com segment declined 8.0% to $98.4 million in the six months ended June 30, 2000 from $106.9 million in 1999. Internet sales increased 59.7% to $63.1 million for the six months ended June 30, 2000, while catalog sales declined to $35.3 million due principally to a decline in catalog circulation compared to the same period of the prior year.

    PC sales represented 57.0% of total sales for the six months ended June 30, 2000 compared to 50.3% in 1999. Net domestic PC product sales for the six months ended June 30, 2000 increased 45.5% to $167.4 million compared to $115.0 million in 1999. The increase was due primarily to the increase in ZBS sales, which represented 66.4% of domestic net sales for the six months ended June 30, 2000 compared to 53.1% in 1999. Sales to businesses and enterprise accounts have a much higher proportion of PC products. PC product sales increased to 68.6% of ZBS sales in the six months ended June 30, 2000 compared to 61.3% in 1999. Net domestic Mac product sales increased 10.8% to $125.9 million for the six months ended June 30, 2000 from $113.7 million in 1999. The increase in Mac sales was due primarily to an 85.3% increase in on-line Mac sales.

    The Company had no reported international subsidiary net sales for the six months ended June 30, 2000 due to the divestiture of its international presence. International subsidiary net sales for the six months ended June 30, 1999 were $28.0 million.

    Gross Profit.  Gross profit dollar contribution increased to $28.1 million for the six months ended June 30, 2000, up 18.8% from the same period prior year However, gross profit as a percentage of net sales decreased to 9.6% in the six months ended June 30, 2000 compared to 10.5% in 1999. The decrease in gross profit percentage was primarily due to the increase in ZBS sales as a percentage of total sales, the increase in CPU's as a percentage of total sales, and increased competitive pricing, particularly on Mac and PC CPU's. ZBS sales to business, enterprise and education accounts tend to carry a lower average gross margin as compared to the sales through the Company's Zones.com segment. ZBS sales have increased and represented 66.4% of domestic net sales in the six months ended June 30, 2000 compared to 53.1% in 1999. Additionally, CPU's as a percentage of total sales have increased and represented 42.0% for the six months ended June 30, 2000 compared to 41.2% in 1999.

    Selling, General and Administrative Expenses.  As a percentage of sales, SG&A decreased year over year to 10.3% and 10.6% of net sales, respectively. The Company was able to balance the existing infrastructure while increasing its sales base. However, SG&A expenses increased 11.0% to $30.3 million for the six months ended June 30, 2000 from $27.3 million in 1999 due to increases in depreciation expense. The Company had cost reductions principally related to decreased net cost of advertising primarily related to its decrease in catalog circulation from last year. The Company intends to continue to aggressively grow its outbound sales force at ZBS. The Company expects that the intensified focus on outbound sales will increase ZBS operating expenses.

    OtherIncome/Expense.  Other income increased to $1.8 million for the six months ended June 30, 2000 from other expense of $691000 in the second quarter of 1999. The Company realized a gain on disposition of two of its investments in its international subsidiaries for the six months ended June 30, 2000 of $1.7 million. During the second quarter ended 1999, the Company divested of two international subsidiaries resulting in a loss on disposition of $862,000. The Company also recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

    Income Tax Benefit.  The income tax benefit for the six months ended June 30, 2000 was $151,000 as compared to $274,000 in the prior year. The Company's effective tax rate expressed as a percentage of income before taxes increased to 40.7% for the six months ended June 30, 2000 compared to 27.4% in the prior year.

    Net Loss.  Net loss for the six months ended June 30, 2000 was $220,000 compared to $727,000 in 1999. Basic and diluted loss per share was $0.02 and $0.05 for the six months ended June 30, 2000 and 1999, respectively.

Trends

    Over the past year, the Company has continued its transition from a direct response catalog business into a solution-based service provider operating two distinct segments, Zones.com and ZBS. The focus and clarity gained from transitioning its business has allowed the Company to drive and intensify its promotion of those two businesses. The sales, marketing and merchandising strategies for these two business segments are now separately defined in an effort to satisfy the needs of their two distinct customer groups. Additionally, touchMarketing.com continued developing a national sales force and refined its service offering to create a solution for the small to medium sized business market place.

    The Company uses cooperative advertising funds to offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined since 1997, both in dollars and as a percentage of sales. The Company's domestic net cost of advertising increased to $326,000 in the period ended June 30, 2000 from $48,000 in the comparable 1999 period. As the Company continues to webify its business model utilizing various e-marketing initiatives, net advertising costs may continue to fluctuate or rise in the future.

    Zones.com is a reseller of PC and Mac computers and related peripherals and software products and services to SOHO customers, small businesses and sophisticated end-users. Zones.com reaches its customers through the Company's on-line store, offering significantly more products than its traditional catalog mailings, and inbound telesales personal. By dedicating resources into segment specific departments, the Company has been able to refine Zones.com's customer base and merchandise targeted products and services to those customers. Net sales in the Company's on-line store, Zones.com, grew 48.8%, or $30.5 million for the three months ended June 30, 2000 from $20.5 million in 1999. This increase was fueled in large part by a 92.7% increase in unassisted web sales to $9.8 million for the second quarter of 2000. Net sales for Zones.com, which combines on-line and catalog sales declined 2.8% to $46.6 million for the second quarter of 2000 from $48.0 million in the second quarter of 1999. Catalog revenues continue to be affected by reduced circulation and customers choosing to do business on-line. The Company continued to balance its catalog circulation while integrating e-commerce marketing and sales initiatives into its business model. During the second quarter of 2000, Zones.com introduced e-customer sale assistance technology into its webstore. This feature allows the customer to conveniently obtain real time on-line sales assistance from a Company net-sales representative without having to disconnect from the site. This service is offered as an additional point of contact to Zones.com's traditional toll free call center.

    ZBS acquires and develops on-going relationships with businesses, large enterprise accounts and educational institutions through dedicated teams of outbound account executive's. In addition to outbound telemarketing, ZBS is using dedicated e-marketing and direct marketing vehicles, such as business-focused catalogs, and providing customized web stores for its major corporate customers. Through segment segregation, the Company was able to concentrate its outbound marketing and merchandising strategies to target the small to medium size business audience, as well as selected large enterprise accounts. The Company's continued focus on this market has generated ZBS revenue growth of 91.5% over the second quarter of 1999. Net sales increased to a record $122.1 million in the second quarter of 2000. This growth was achieved through a combination of process-based productivity improvements and successful efforts to increase outbound account executive headcount. ZBS increased its number of AE's to 220 at quarter end, up 18.3% over the second quarter of 1999. In addition, ZBS expanded its relationships with SMB accounts, as well as enterprise accounts.

    ZBS launched the Learning Zones at the end of the first quarter of 2000. The Learning Zones features both computer-based training and a request-for-quote feature for in person training courses. During the second quarter of 2000, the Company increased its service offerings to the SMB marketplace. During the second quarter, ZBS announced new strategic relationships with Verio and TelecoOnline. ZBS continues to seek out best of breed service partnerships to round out its service offerings in an effort to become the single point of contact for virtually all technical needs.

    touchMarketing.com is an e-marketing services company operating as an Internet-based application service provider (ASP), developed and launched by Multiple Zones. During the second quarter of 2000, touchMarketing.com refined its service offerings to create its E-marketing Solution Pac (ESP), a solution for the small to medium sized business marketplace. Using touchMarketing.com's services, clients are able to develop, segment, execute and analyze e-marketing messages. touchMarketing.com helps companies develop e-marketing strategies, provides an e-marketing system, trains the client on those systems, assists in the creation of e-mail capture strategies and programs, and hosts client databases for a monthly fee. During the second quarter of 2000, touchMarketing.com had a pre-tax loss of $719,000.

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

Liquidity and Capital Resources

    As of June 30, 2000, the Company had total assets of $116.0 million, of which $100.0 million were current assets. At June 30, 2000 and December 31, 1999 the Company had cash and cash equivalents of $907,000 and $25.8 million, respectively, and working capital of $17.6 million and $17.5 million, respectively. Net cash used by operating activities was $29.2 million for the six months ended June 30, 2000 compared to $235,000 for 1999.

    Operating cash outflows for the six months ended June 30, 2000 were primarily due to an increase in inventory partially offset by increases in accounts payable. In the six-month period ended June 30, 2000, accounts receivable and inventory increased $27.9 million and $17.1 million respectively, and accounts payable and accrued liabilities increased by $14.0 million and $860,000, respectively. Cash inflows in the six months ended June 30, 1999 were primarily due to lower accounts receivable and inventory net of accounts payable.

    Cash outlays for capital expenditures were $2.0 million and $2.9 million in the six months ended June 30, 2000 and 1999, respectively. These expenditures were primarily for information system enhancements and continued improvement of the Company's webstores.

    During the six months ended June 30, 1999 the Company obtained lease financing for information system enhancements purchased during the quarter ended December 31, 1998. This transaction provided $2.1 million from financing activities.

    At the end of the second quarter of 2000, the Company completed its divestiture of its international operations and no longer retains equity in any international subsidiaries. During the six months ended June 30, 1999 the effect of the foreign exchange rate on cash was an outflow of $102,000.

    The net amount of accounts payable outstanding at June 30, 2000 was $69.7 million of which $6.7 million was drawn from a $35.0 million inventory financing facility between the Company and a commercial lender, which provides financing for, and is collateralized by, inventory purchased from certain participating vendors. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

    On July 21, 2000, the Company refinanced its working capital line of credit, consolidating the inventory and accounts receivable collateral into one financial institution. The borrowing availability under this facility is $35.0 million.

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

Other Matters

    Due to strict adherence to guidelines, and effective planning and execution, the Company successfully transitioned to the new millennium without incident. The Company has not experienced any significant problems as a result of the Year 2000 issue. No additional costs related to this issue were incurred in the second quarter of 2000.

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

Item 4.  Submission of Matters to a vote of Security Holders

  (a)
  The Company held its annual meeting of shareholders on April 27, 2000.

  (b)
  Two matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1. Election of Directors

Nominee	Votes For	Against	Withheld
John H. Bauer	12,851,953		65,094
John T. Carleton	12,581,953		65,094
Firoz H. Lalji	12,581,228		65,819
Kathleen S. Pushor	12,581,978		65,069
Richard E. Carter	12,581,753		65,294

2. Ratification of Appointment of Auditors

Votes For	Votes Against	Abstentions
12,632,077	6,034	8,936

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits

27.1
Financial Data Schedule

(b)
Reports on Form 8-K

    No Reports on Form 8-K were filed during the quarter ended June 30, 2000.

Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

                      MULTIPLE ZONES INTERNATIONAL, INC.

Date: August 14, 2000

By:	/s/ FIROZ H. LALJI Firoz H. Lalji, Chairman and Chief Executive Officer
/s/ RONALD P. MCFADDEN Ronald P. McFadden, Chief Financial Officer

QuickLinks

  (Mark One)
MULTIPLE ZONES INTERNATIONAL, INC. INDEX PART I. FINANCIAL INFORMATION
Part I.
  Item 1. Financial Statements
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
Part II.
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K