Form 10-Q
period 2000-09-30
MULTIPLE ZONES INC
filed 2000-11-14
CIK 1013786

 QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-28488

MULTIPLE ZONES, INC
(Exact name of registrant as specified in its charter)

Washington	91-1431894
(State of Incorporation)	(I.R.S. Employer Identification Number)
707 South Grady Way Renton, Washington	98055-3233
(Address of Principal Executive Offices)	(Zip Code)

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

Yes / /  No / /

Applicable only to corporate issuers:

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. The number of shares of the registrant's Common Stock outstanding as of November 7, 2000 was 13,403,658.

MULTIPLE ZONES, INC.
INDEX

Part I.

Item 1. Financial Statements

MULTIPLE ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2000	December 31, 1999
ASSETS
Current assets:
Cash and cash equivalents	$2,245	$25,774
Receivables, net	69,668	32,484
Inventories, net	36,538	17,752
Prepaid expenses	1,813	1,805
Deferred income taxes	1,682	1,682
Notes receivable	1,131	181

Total current assets	113,077	79,678
Property and equipment, net	9,972	11,435
Other assets	5,122	5,381

Total assets	$128,171	$96,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$—	$709
Accounts payable	84,181	52,664
Accrued liabilities and other	9,758	7,916
Current portion of capital lease obligations	858	905

Total current liabilities	94,797	62,194
Capital lease obligations, net of current portion	401	986
Other	1,048	1,326

Total liabilities	96,246	64,506

Minority interest	135	148
Commitments and contingencies
Shareholders' equity:
Common stock	39,328	39,184
Retained deficit	(7,538)	(7,368)
Accumulated other comprehensive income	—	24

Total shareholders' equity	31,790	31,840

Total liabilities and shareholders' equity	$128,171	$96,494

See notes to consolidated financial statements

MULTIPLE ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except earnings per share)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Net sales	$169,341	$106,350	$462,647	$362,990
Cost of sales	153,526	96,156	418,720	325,832

Gross profit	15,815	10,194	43,927	37,158
Selling, general and administrative	15,409	13,508	45,692	40,782

Income (loss) from operations	406	(3,314)	(1,765)	(3,624)

Interest expense	357	139	573	410
Other (income) expense, net	(39)	(205)	(2,048)	259
Minority interest	(5)	(30)	(12)	(73)

Other (income) expense	313	(96)	(1,487)	596

Income (loss) before taxes	93	(3,218)	(278)	(4,220)
Provision for (benefit from) income taxes	43	—	(108)	(274)

Net income (loss)	$50	$(3,218)	$(170)	$(3,946)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	24	217	24	31
Reclassification for losses included in net loss				202

Other comprehensive income	24	217	24	233

Comprehensive income (loss)	$74	$(3,001)	$(146)	$(3,713)

Net income (loss) attributable to basic and diluted earnings per share	$50	$(3,218)	$(170)	$(3,946)
Basic earnings (loss) per share	$0.00	$(0.24)	$(0.01)	$(0.30)
Shares used in computing basic earnings (loss) per share	13,388	13,377	13,376	13,266
Diluted earnings (loss) per share	$0.00	$(0.24)	$(0.01)	$(0.30)
Shares used in computing diluted earnings (loss) per share	13,439	13,377	13,376	13,266

See notes to consolidated financial statements

MULTIPLE ZONES, INC. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock			Accumulated Other Comprehensive Income
			Retained Deficit
	Shares	Amount			Total
Balance, January 1, 2000	13,346,287	$39,184	$(7,368)	$24	$31,840
Issuance of common stock	13,612	60			60
Exercise of stock options	35,112	84			84
Net loss			(170)		(170)
Foreign currency translation adjustments				(24)	(24)

Balance, September 30, 2000	13,395,011	$39,328	$(7,538)	$—	$31,790

See notes to consolidated financial statements

MULTIPLE ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2000	1999
Cash flows from operating activities:
Net loss	$(170)	$(3,946)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,426	3,013
(Gain) Loss on sale of subsidiaries	(1,674)	805
Minority interest	(12)	107
Tax effect of stock options exercised		216
Changes in assets and liabilities, net of dispositions:
Accounts receivable	(37,370)	6,741
Inventory	(18,916)	27,386
Prepaid expenses and other assets	(445)	276
Accounts payable	30,825	(35,811)
Accrued liabilities	1,722	(3,113)
Income taxes	—	(468)

Net cash used by operating activities	(21,614)	(4,794)
Cash flows from investing activities:
Purchases of property and equipment	(2,475)	(4,078)
Proceeds from sale of subsidiaries	500	540

Net cash used in investing activities	(1,975)	(2,335)
Cash flows from financing activities:
Net borrowing under line of credit agreement		862
Net change in book overdrafts	1,087	207
Net proceeds from sale of common stock	144	624
Proceeds from capital lease obligation		2,101
Payments on capital leases	(1,170)	(1,189)

Net cash provided by financing activities	60	2,605
Effect of exchange rate on cash and cash equivalents		(88)

Net decrease in cash and cash equivalents	(23,529)	(5,815)
Cash and cash equivalents at beginning of period	25,774	19,092

Cash and cash equivalents at end of period	$2,245	$13,277

Supplemental cash flow information:
Noncash investing and financing activity:
Capital leases to finance purchases of equipment	$298
Note received on sale of subsidiary	$1,400	$283

See notes to consolidated financial statements

MULTIPLE ZONES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

    Multiple Zones, Inc. is a premier solution-based direct reseller of brand name computer products and services to small to medium sized businesses ("SMB") and large enterprise accounts. The Company serves customers through its flagship brands: Zones Business Solutions™ and Zones.com™. Zones Business Solutions (http://www.zonesbusiness.com) serves small to medium size businesses, and enterprise, government and education accounts; Zones.com targets Small Office/Home Office ("SOHO") through the Company's Internet store (http://www.zones.com), portal to The PC Zone ® and The Mac Zone ®. The Company also provides e-marketing services through its subsidiary touchMarketing.com (http://www.touchmarketing.com), an Internet-based application service provider of affordable 1-to-1 marketing. The Company offers products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

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

3.  Earnings Per Share

    The Company has 45,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. The options may have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands).

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Basic earnings (loss) per share:
Income (loss) available to common shareholders	$50	$(3,218)	$(170)	$(3,946)

Weighted average shares outstanding	13,388	13,377	13,376	13,266

Basic earnings (loss) per share	$0.00	$(0.24)	$(0.01)	$(0.30)

Diluted earnings (loss) per share:
Net income (loss)	$50	$(3,218)	$(170)	$(3,946)
Weighted average shares outstanding	13,388	13,377	13,376	13,266
Stock options	51

Total commons shares and dilutive securities	13,439	13,377	13,376	13,266

Dilutive earnings (loss) per share	$0.00	$(0.24)	$(0.01)	$(0.30)

    All options to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended September 30, 1999 and the nine months ended September 30, 2000 and 1999 because the effect of the options on the calculation would have been antidilutive.

4.  Segment Information

    The Company's reportable segments through December 31, 1999 were based on geographic areas of operation: the United States and International. The Company's majority interest in all its international operations were divested over the 1999 fiscal year, and as of September 30, 2000, the Company retains no equity interest in any international subsidiaries.

    As of January 1, 2000 and thereafter, the Company will report its segments based on its three distinct business segments. These segments are based on the Company's method of internal reporting. The Company does not segregate the assets based on the reportable segments. The Company has not disclosed prior years' segment data on a comparative basis with fiscal year 2000 because management found it impracticable.

    The Company had one customer that represented more than 10% of total sales for the three and nine-month periods ended September 30, 2000. This customer represented $45.4 million and $87.3 million of net sales for the three and nine month periods respectfully. This customer's sales are included in the Company's ZBS segment. A summary of the Company's operations by segment follows (in thousands):

	Zones.com	ZBS	tM.com	Elimination's	Total
Quarter ended September 30, 2000
Net sales	$43,369	$125,939	$129	$(96)	$169,341
Gross profit	4,796	11,011	87	(79)	15,815
Operating expense	(6,298)	(8,374)	(816)	79	(15,409)
Income (loss) from operations	(1,502)	2,637	(729)		406
	Zones.com	ZBS	tM.com	Elimination's	Total
YTD ended September 30, 2000
Net sales	$141,733	$320,862	$433	$(381)	$462,647
Gross profit	15,049	28,874	273	(269)	43,927
Operating expense	(19,955)	(23,974)	(2,032)	269	(45,692)
Income (loss) from operations	(4,900)	4,894	(1,759)		(1,765)
Consolidated assets					128,171
	United States	International	Elimination's	Total
Quarter ended September 30, 1999
Net sales	$101,803	$4,547		$106,350
Depreciation	(1,139)	(20)		(1,160)
Loss from operations	(3,137)	(177)		(3,314)
Interest revenue (expense)	109	(43)		66
	United States	International	Elimination's	Total
YTD ended September 30, 1999
Net sales	$330,486	$32,513	$(9)	$362,990
Depreciation	(2,862)	(151)		(3,013)
Loss from operations	(3,144)	(480)		(3,624)
Interest revenue (expense)	(503)	(165)		(668)
Consolidated assets	81,367	4,349	101	85,817

5.  Subsequent Event

    The Company has filed to change its name from Multiple Zones International, Inc. to Multiple Zones, Inc. with the SEC. This name change more accurately reflects the domestic focus of the business since the divestiture of the international operations is now complete. The Company continues to trade under the symbol "MZON."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "will," "expect," "estimate," "anticipate," "continue," or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking.

    Factors that could affect the Company's actual results include, but are not limited to: (i) future growth, (ii) dependence on sales of Mac products, (iii) vendor support, (iv) competition, (v) pressure on margin, (vi) variability of operating results, (vii) changing methods of distributions, (viii) potential disruption of business, (ix) potential increased in postage, shipping, and paper costs, (x) reliance on vendor relationships, (xi) state sales or use tax uncertainties, (xii) dependence on personnel, (xiii) reliance on outsourced distribution, and (xiv) rapid technological change and inventory obsolescence, and other risks and uncertainties detailed in the Company's filing with the SEC.

    The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and filed on March 29, 2000 with the Securities Exchange Commission.

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

	Three months ended September 30,		Nine months ended September 30,
	2000	1999	2000	1999
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.7	90.4	90.5	89.8

Gross profit	9.3	9.6	9.5	10.2
Selling, general and administrative expenses	9.1	12.7	9.9	11.2

Income (loss) from operations	0.2	(3.1)	(0.4)	(1.0)
Other (income) expense	0.2	(0.1)	(0.3)	0.2

Income (loss) before income taxes	0.0	(3.0)	(0.1)	(1.2)
Provision for (benefit from) income taxes	0.0	(0.0)	(0.0)	(0.1)

Net income (loss)	0.0%	(3.0)%	(0.1)%	(1.1)%

Selected domestic operating data:
Catalog circulation	3,875,000	7,200,000	13,927,000	22,475,000
E-media circulation	4,000,000	3,180,000	13,430,000	7,100,000
Number of orders	212,000	181,000	675,000	612,000
Average order size	$799	$562	$685	$540
Number of account executives, end of period	270	211	270	211

Comparison of Three Month Periods Ended September 30, 2000 and 1999

    Net Sales.  Domestic net sales for the third quarter ended September 30, 2000 increased 66.3% to $169.3 million compared to $106.4 million in the third quarter of 1999. The increase resulted primarily from increases in the Company's Zones Business Solutions ("ZBS") segment and the Zones.com segment's online sales, offset by a decrease in Zones.com catalog sales. The Company also realized an increase in both the number of orders placed and average order size. ZBS sales increased 106.0% to $125.9 million for the three months ended September 30, 2000 compared to $61.1 million in the comparable period in 1999. Continued expansion of enterprise accounts, as well as growth in the commercial accounts core business, contributed to this increase. To support this growth the Company has continued to hire individuals into the ZBS division. ZBS had 270 Account Executives ("AE") at September 30, 2000 compared to 211 at September 30, 1999. Sales by the Company's Zones.com segment, which is comprised of the Internet and inbound catalog operations, increased 6.8% to $43.4 million in the third quarter ended September 30, 2000 from $40.6 million in the third quarter if 1999. Internet sales increased 39.8% to $26.7 million for the third quarter of 2000, while catalog sales declined 22.5% to $16.6 million due principally to a planned decline in catalog circulation and a conscious effort to drive business to the Company's on-line store compared to the same period of the prior year.

    PC platform sales accounted for 60.6% of total sales for the third quarter ended September 30, 2000 compared to 55.3% in third quarter of 1999. Net domestic PC product sales for the three months ended September 30, 2000 increased 80.4% to $106.0 million compared to $58.8 million in 1999. The increase was due primarily to the 106.0% net sales growth in ZBS for the third quarter ended September 30, 2000. PC product sales increased to 84.6% of total ZBS sales in the third quarter of 2000 compared to 65.6% in the third quarter of 1999. Net domestic Mac product sales increased 46.5% to $66.7 million for the three months ended September 30, 2000 from $45.5 million in 1999. The increase in Mac sales was due primarily to on-line Mac sales growth of 67.6% for the three months ended September 30, 2000.

    The fastest growing product categories in terms of sales dollars and the respective growth rates in the third quarter of 2000 compared to the third quarter of 1999 were:

Product Category	Growth Rate
Servers	219.8%
Storage & Memory	101.5%
Digital Cameras	76.7%
Monitors & Cards	75.0%

    The Company had no reported international subsidiary net sales for the three months ended September 30, 2000 due to the divestiture of its international presence. International subsidiary net sales for the three months ended September 30, 1999 were $4.5 million.

    Gross Profit.  Domestic gross profit dollar contribution increased to $15.8 million for the third quarter of 2000, up 62.7% from the third quarter of 1999. However, gross profit as a percentage of net sales declined slightly to 9.3% in the third quarter ended September 30, 2000 compared to 9.5% in the third quarter of 1999. The decrease in gross profit percentage was primarily due to the increase in ZBS sales as a percentage of total sales, particularly large enterprise accounts, an increase in CPU's as a percentage of total sales and continued competitive pricing, particularly on PC CPU's. ZBS sales to business, enterprise and education accounts represented 74.4% of domestic net sales in the three months ended September 30, 2000 and tend to carry a lower average gross margin as compared to sales through the Company's Zones.com segment. Gross profit for ZBS was $11.0 million, or 8.7% of ZBS sales, in the third quarter of 2000. Additionally, CPU's as a percentage of domestic sales have increased to 42.3% for the third quarter ended September 30, 2000 from 39.6% in the third quarter of 1999.

Gross profit for Zones.com was $4.8 million, or 11.1% of Zones.com sales, in the third quarter of 2000. Sequentially, Zones.com gross profit increased due to less reliance on on-line promotions to drive traffic. In addition, on-line gross profits improved due to a shift in focus to accessories and service agreements.

    Selling, General and Administrative Expenses.  As a percent of sales, consolidated SG&A decreased to 9.1% for the third quarter ended September 30, 2000 from 12.7% in the third quarter of 1999 as the Company leveraged its existing infrastructure over a broader revenue base. SG&A expenses increased 14.1% to $15.4 million for the third quarter ended September 30, 2000 from $13.5 million in the third quarter of 1999. This increase is primarily attributable to an increase in depreciation expense as the Company continues to grow its investment in its information systems and webstores, and to a lesser extent, increased wage expense due to the increase in headcount, and sales and use tax due to additional Washington State enterprise accounts. The SG&A expenses associated with the Company's subsidiaries remained consistent during the third quarter of 2000 compared to the third quarter of 1999. However, the composition of the expenses has changed since the Company divested its international presence.

    Other Income/Expense.  Other expense increased to $313,000 for the third quarter ended September 30, 2000 from other income of $96,000 in the third quarter of 1999. The increased expense is due to borrowing costs required to finance the growth of accounts receivable and inventory. During the prior year, the Company recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

    Income Tax Benefit/Expense.  The income tax expense for the third quarter ended September 30, 2000 was $43,000 as compared to no booked amount in the comparable period of the prior year. The Company's effective tax rate expressed as a percentage of income before taxes increased to 46.1% for the third quarter ended September 30, 2000, reflecting the adjustment necessary to achieve the estimated annual tax rate of 38.7%.

    Net Income/Loss.  Net income for the third quarter ended September 30, 2000 was $50,000 compared to a $3.2 million loss in the third quarter of 1999. Basic and diluted earnings per share were $0.00 for the third quarter ended September 30, 2000 and basic and diluted loss per share was $0.24 in the third quarter of 1999.

Comparison of Nine Month Periods Ended September 30, 2000 and 1999

    Net Sales.  Net sales for the nine months ended September 30, 2000 increased 27.5% to $462.6 million compared to $363.0 million for the nine months ended September 30, 1999. The increase resulted primarily from increases in sales by the Company's ZBS segment and the Zones.com segments' online sales. The Company also realized a year over year increase in both the number of orders placed and average order size. ZBS sales increased 75.7% to $320.8 million for the nine months ended September 30, 2000 compared to $182.6 million for the nine months ended September 30, 1999. Continued expansion of enterprise accounts, as well as growth in the commercial accounts core business, contributed to this increase. Sales by the Company's Zones.com segment declined 3.9% to $141.7 million in the nine months ended September 30, 2000 from $147.5 million for the nine months ended September 30, 1999. Internet sales increased 53.2% to $89.8 million for the nine months ended September 30, 2000. Catalog sales declined to $51.9 million due principally to a planned decline in catalog circulation and a conscious effort to drive business to the Company's on-line store compared to the same period of the prior year.

    PC platform sales represented 58.3% of total sales for the nine months ended September 30, 2000 compared to 51.8% for the nine months ended September 30, 1999. Net domestic PC product sales for the nine months ended September 30, 2000 increased 57.6% to $270.0 million compared to

$171.3 million for the nine months ended September 30, 1999. The increase was due primarily to the 75.7% increase in ZBS sales for the nine months ended September 30, 2000. PC product sales increased to 78.0% of ZBS sales in the nine months ended September 30, 2000 compared to 62.7% in 1999. Net domestic Mac product sales increased 21.0% to $192.6 million for the nine months ended September 30, 2000 from $159.2 million for the nine months ended September 30, 1999. The increase in Mac sales was due primarily to a 79.5% increase in on-line Mac sales.

    The fastest growing product categories in terms of sales dollars and the respective growth rates in the nine months ended September 30, 2000 compared to 1999 were:

Product Category	Growth Rate
Servers	240.6%
Digital Cameras	71.6%
Networking	57.3%
Storage & Memory	51.7%

    The Company had no reported international subsidiary net sales for the nine months ended September 30, 2000 due to the divestiture of its international presence. International subsidiary net sales for the nine months ended September 30, 1999 were $32.5 million.

    Gross Profit.  Gross profit dollar contribution increased to $43.9 million for the nine months ended September 30, 2000, up 18.2% from the same period prior year. However, gross profit as a percentage of net sales decreased to 9.5% in the nine months ended September 30, 2000 compared to 10.2% for the nine months ended September 30, 1999. The decrease in gross profit percentage was primarily due to the increase in ZBS sales, particularly large enterprise accounts, as a percentage of total sales, the increase in CPU's as a percentage of total sales, and continued competitive pricing, particularly on PC CPU's. Gross profit for ZBS was $23.9 million, or 9.0% of ZBS sales, in the nine months ended September 30, 2000. ZBS sales have increased and represented 69.3% of domestic net sales in the nine months ended September 30, 2000 compared to 55.3% for the nine months ended September 30, 1999. Additionally, CPU's as a percentage of total sales have increased and represented 41.9% for the nine months ended September 30, 2000 compared to 40.8% for the nine months ended September 30, 1999. ZBS sales to business, enterprise and education accounts tend to carry a lower average gross margin as compared to the sales through the Company's Zones.com segment. Gross profit for Zones.com was $15.1 million, or 10.6% of Zones.com sales, in the third quarter of 2000.

    Selling, General and Administrative Expenses.  As a percentage of sales, SG&A decreased year over year to 9.9% from 11.2% of net sales for the nine months ended September 30, 1999. The Company was able to balance the existing infrastructure while increasing its sales base. However, SG&A expenses increased 12.0% to $45.7 million for the nine months ended September 30, 2000 from $40.8 million for the nine months ended September 30, 1999 due to increases in net cost of advertising, wage expense, sales and use tax, and depreciation expense. The Company intends to continue to aggressively grow its outbound sales force in ZBS. Sales and use tax increased due to additional Washington State enterprise accounts and depreciation expense increased due to its investment in its information systems and webstores. The Company expects that the intensified focus on outbound sales will increase ZBS operating expenses.

    Other Income/Expense.  Other income increased to $1.5 million for the nine months ended September 30, 2000 from other expense of $596,000 for the nine months ended September 30, 1999. The Company realized a gain on disposition of two of its investments in its international subsidiaries for the nine months ended September 30, 2000 of $1.7 million. During the nine months ended September 30, 1999, the Company divested of two international subsidiaries resulting in a loss on disposition of $862,000. The Company also recognized other income mainly related to increased interest income earned from the Company's cash equivalent investments.

    Income Tax Benefit.  The income tax benefit for the nine months ended September 30, 2000 was $108,000 as compared to $274,000 in the prior year. The Company's effective tax rate expressed as a percentage of income before taxes was 38.8% for the nine months ended September 30, 2000.

    Net Loss.  Net loss for the nine months ended September 30, 2000 was $170,000 compared to $3.9 million for the nine months ended September 30, 1999. Basic and diluted loss per share was $0.01 and $0.30 for the nine months ended September 30, 2000 and 1999, respectively.

Trends

    Over the past year, the Company has continued to execute the business model that was set in place during 1999 which includes the continued migration away from the traditional consumer based catalog model to that of a business to business direct marketer of IT infrastructure solutions. This transition has been facilitated through two distinct segments, Zones.com and ZBS. The focus and clarity gained from transitioning its business has allowed the Company to drive and intensify its promotion of those two businesses. The sales, marketing and merchandising strategies for these two business segments are now separately defined in an effort to satisfy the needs of their two distinct customer groups. Additionally, touchMarketing.com continued offering an e-marketing solution for the small to medium sized business market place.

    Zones.com is a reseller of PC and Mac computers and related peripherals and software products and services to SOHO customers and small businesses. Zones.com reaches its customers through the Company's on-line store, offering significantly more products than its traditional catalog mailings, and inbound telesales personal. By dedicating resources into segment specific departments, the Company has been able to refine Zones.com's customer base and merchandise targeted products and services to those customers. Net sales in the Company's on-line store, Zones.com, grew 39.8%, to $26.7 million for the three months ended September 30, 2000 from $19.1 million in 1999. This increase was fueled in large part by a 77.5% increase in unassisted web sales to $9.2 million for the third quarter of 2000. Net sales for Zones.com, which combines on-line and catalog sales increased 6.8% to $43.4 million for the third quarter of 2000 from $40.6 million in the third quarter of 1999. Catalog revenues continue to be affected by a year over year-reduced circulation and customers choosing to do business on-line. The Company continued to balance its catalog circulation while integrating e-commerce marketing and sales initiatives into its business model.

    During the quarter, the Company refocused the PC Zone catalog and web store to market to small businesses which is more consistent with the overall strategy of direct solution selling to the business to business market. Additionally, it increased the circulation on the Mac catalog that resulted in a 29% year over year increase in Apple brand sales. The Company also continued its premier partnership and online marketing through CNET.

    ZBS acquires and develops on-going relationships with businesses, large enterprise accounts and educational institutions through dedicated teams of outbound account executives. In addition to outbound telemarketing, ZBS is using dedicated e-marketing and direct marketing vehicles, such as business-focused catalogs, and providing customized web stores for its major corporate customers. Through segment segregation, the Company was able to concentrate its outbound marketing and merchandising strategies to target the small to medium size business audience, as well as selected large enterprise accounts. The Company's continued focus on this market has generated ZBS revenue growth of 106.0% over the third quarter of 1999. Net sales increased to a record $125.9 million in the third quarter of 2000. This growth was achieved through a combination of aggressively pursuing SMB and large enterprise accounts and successful efforts to increase outbound account executive headcount. ZBS increased its number of AE's to 270 at quarter end, up 28.0% over the third quarter of 1999.

    The Company uses cooperative advertising funds to offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined since 1997, both in dollars and as a percentage of sales. The Company's domestic net cost of advertising decreased to $955,000 in the three month period ended September 30, 2000 from $1.1 million in the comparable 1999 period, but increased sequentially by $629,000.

    touchMarketing.com is an e-marketing services company operating as an Internet-based application service provider (ASP), developed and launched by Multiple Zones. During the third quarter of 2000, touchMarketing.com joined Onyx Software's ASpiN program. Through this program, touchMarketing.com's technology infrastructure, software and services will be marketed to brick and mortar businesses to enable them to market to, and communicate with, their customers through personalized and targeted e-mail messaging campaigns. touchMarketing.com had a net loss in the quarter of $732,000.

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

Liquidity and Capital Resources

    As of September 30, 2000, the Company had total assets of $128.2 million, of which $113.1 million were current assets. At September 30, 2000 and December 31, 1999 the Company had cash and cash equivalents of $2.2 million and $25.8 million, respectively, and working capital of $18.3 million and $17.5 million, respectively. Net cash used by operating activities was $21.6 million for the nine months ended September 30, 2000 compared to $4.8 million for 1999 due to continued investments in working capital.

    Operating cash outflows for the nine months ended September 30, 2000 were primarily due to an increase in inventory partially offset by increases in accounts payable, and growth in the Company's accounts receivable. In the nine-month period ended September 30, 2000, accounts receivable and inventory increased $36.9 million and $19.2 million respectively, and accounts payable and accrued liabilities increased by $30.8 million and $1.7 million, respectively.

    Cash outlays for capital expenditures were $2.5 million and $4.1 million in the nine months ended September 30, 2000 and 1999, respectively. These expenditures were primarily for information system enhancements and continued improvement of the Company's webstores.

    During the nine months ended September 30, 1999 the Company obtained lease financing for information system enhancements previously purchased. This transaction provided $2.1 million from financing activities.

    At the end of the third quarter of 2000, the Company no longer retains equity in any international subsidiaries. During the nine months ended September 30, 1999 the effect of the foreign exchange rate on cash was an outflow of $88,000.

    The net amount of accounts payable outstanding at September 30, 2000 was $84.2 million of which $23.2 million was drawn from a $35.0 flooring facility and working capital line, collateralized by inventory and accounts receivable. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

    The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at our current year over year rate of growth. However, if the Company's future rate of growth exceeds the current rate, or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Other Matters

    Due to strict adherence to guidelines, and effective planning and execution, the Company successfully transitioned to the new millennium without incident. The Company has not experienced any significant problems as a result of the Year 2000 issue. No additional costs related to this issue were incurred in the third quarter of 2000.

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

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

27.1
Financial Data Schedule

(b)
Reports on Form 8-K

    No Reports on Form 8-K were filed during the quarter ended September 30, 2000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

MULTIPLE ZONES, INC.
Date: November 14, 2000	By:	/s/ FIROZ H. LALJI Firoz H. Lalji Chairman and Chief Executive Officer
/s/ RONALD P. MCFADDEN Ronald P. McFadden Chief Financial Officer

QuickLinks

MULTIPLE ZONES, INC. INDEX
Part I.
MULTIPLE ZONES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
MULTIPLE ZONES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Part II.
SIGNATURES