Form 10-K405
period 2000-12-31
MULTIPLE ZONES INC
filed 2001-03-13
CIK 1013786

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File Number 0-28488

MULTIPLE ZONES, INC

(Exact name of registrant as specified in its charter)

Washington (State of incorporation)	91-1431894 (IRS Employer Identification Number)
707 South Grady Way Renton, Washington (Address of Principal Executive Offices)	98055-3233 (Zip Code)

(425) 430-3000
(Registrant's Telephone Number, Including Area Code)

    Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: Common Stock

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. /x/

    The aggregate market value of the Common Stock held by non-affiliates as of February 22, 2001 was approximately $15,227,211(1), based upon the last sales price per share of $2.38 as reported by the Nasdaq National Market.

    The number of shares of the registrant's Common Stock outstanding as of February 22, 2001, was 13,438,358.

(1)
Excludes value of Common Stock held of record as of February 22, 2001 by executive officers, directors and other 10% shareholders of the registrant. Includes Common Stock held of record as of that date by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

MULTIPLE ZONES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2000

TABLE OF CONTENTS

PART I

		Page No.
Item 1.	Business	2
Item 2.	Properties	15
Item 3.	Legal Proceedings	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 4a.	Executive Officers of the Registrant	15

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant	24
Item 11.	Executive Compensation	24
Item 12.	Security Ownership of Certain Beneficial Owners and Management	24
Item 13.	Certain Relationships and Related Transactions	24

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	24
Signatures		27
Index to Condidated Financial Statements		F-1

PART I

Item 1.  Business.

    This section contains forward-looking statements based on management's current expectations, estimates and projections about the industry in which we operate, management's beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as "anticipate", "believe", "plan", "expect", "estimate" and "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this document. Particular attention should be paid to the cautionary statements involving the industry's rapid technological change and exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

General

    Multiple Zones, Inc. (the "Company") is a premier IT solution-based direct reseller of brand name computer products and services to small to medium sized businesses ("SMB") and large enterprise accounts. The Company serves customers through its flagship brands: Zones Business SolutionsTM and Zones.comTM. Zones Business Solutions (http://www.zonesbusiness.com) serves small to medium size businesses, and enterprise, government and education accounts; Zones.com is the Company's Internet store (http://www.zones.com), portal to The PC Zone® and The Mac Zone®. The Company offers products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992 directed primarily to SOHO, consumer and small businesses. Outbound telemarketing operations in its existing outbound sales model, utilizing an account executive creating a one-to-one relationship with enterprise and businesses, commenced in 1999. Internet sales and electronic marketing via e-mail began in 1997. The Company launched touchMarketing.com, an Internet-based application service provider of Affordable 1-to-1 Marketing in 1999, which discontinued commercial operations during the first quarter of 2001. References herein to the "Company" include the touchMarketing.com operations through fiscal year 2000.

Industry Background

    The Company believes that many businesses have become more receptive to direct marketing and now make their purchase decisions based primarily on product selection, availability, convenience and price. Direct marketers enjoy efficiencies as a result of centralized operations and distribution and also the ability to offer a broad product and service selection, and purchasing convenience. The Company believes direct marketing efficiencies not only better satisfy many segments of the customer market but also provide a cost-effective marketing vehicle for product manufacturers. The emphasis in today's market is on applying technology to meet all business needs. The Company believes its competitive advantage will come from its ability to offer an integration of information technology and business strategy. This model integrates the traditional product lines with value added services to create a single solution based provider.

    The Company's primary target for continued growth is the SMB market whose projected growth is in the multi-billions of dollars. The Company believes the largest growth area for IT spending to be SMB's. The SMB market is steadily increasing, while consumer spending is declining. The SMB market seems to have the most rapid growth with the least sensitivity to price fluctuations. This market continues to invest in its IT infrastructure as technology continues to change and improve.

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

    Future Growth.  The Company's net revenue has grown from $465.6 million in 1996 to $634.1 million in 2000. Although net revenue in the Company's catalog sales decreased 10.8% in 2000 from $206.3 million in 1999 as it migrated away from the traditional consumer based catalog model, its on-line and outbound revenue grew 22.5% and 76.1%, respectively. The Company has experienced significant fluctuations in its operating results from quarter to quarter as a result of many factors, including internal investment in sales growth, general economic conditions, the condition of the computer products industry, shifts in demand for computer products and industry announcements of new products or upgrades. The Company's business strategy is to pursue additional growth and expand its customer base. The Company's future success will depend in part on its ability to manage growth effectively in the future.

    The Company remains susceptible to a slowdown in consumer spending, its diversification efforts to reduce the exposure to, and dependence on, such spending is mitigated by the continued sales growth in its ZBS segment. The entire industry is experiencing a slowing economy, which may impact the Company's future sales and growth. In addition, the economic conditions may make available financing increasingly difficult to obtain. There can be no assurance that the Company will realize future growth in net sales or will not experience decreases in net sales, or that the Company will be profitable on a quarterly or annual basis.

    Dependence on Sales of Mac Products.  The Company's dependence on sales of Mac products manufactured by a broad variety of vendors, including Apple Computer, is declining as its PC sales increase. Mac platform represented 35.6% and 48.6% of the Company's gross sales in 2000 and 1999, respectively. The Company's Mac net sales dollars have remained consistent since 1998. Sales of Apple Computer products declined to 18.2% of gross sales in 2000 compared to 23.9% of gross sales in 1999. There can be no assurances that the Company will receive adequate allocation of Apple products to meet demand. A further decline in the availability and sales of Apple, or other Mac products, would likely have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the percentage of its sales represented by Mac products is likely to continue to decline gradually over time as a result the Company's continuing efforts to increase sales to enterprise, business and education accounts that are more heavily weighted to the PC platform. There can be no assurance that the Company will be successful in continuing to increase sales of PC products or further reducing its dependence on sales of Mac products.

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

    Competition.  The computer products industry is highly competitive. The Company believes that product selection, availability and price are the three most important competitive factors. The Company competes with other national direct marketers, including CDW Computer Centers, Inc., Insight Enterprises, Inc., PC Connection, and MicroWarehouse, Inc.. The Company also competes with product manufacturers, such as Dell and Gateway, that sell direct to end-users and large manufacturers, such as Compaq and IBM which are developing a customer direct model; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of these competitors rely heavily on the Internet as a marketing and sales channel. Some of the Company's larger competitors compete principally on the basis of price and may have lower costs than the Company. The Company believes that competition may intensify in the future due to market conditions and consolidation, and that it may be required to reduce its margins to remain competitive. There can be no assurance that the Company will be able to maintain its gross margins in the future. Additional competition may also arise if other new methods of distribution emerge in the future. The Company competes not only for customers, but also for co-op advertising support from computer product manufacturers. There can be no assurance that the Company will be able to compete effectively with new or existing competitors that may enter the market, or that the Company's business, financial condition and results of operations will not be adversely affected by intensified competition.

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

    Reliance on Vendor Relationships.  The Company acquires products directly from manufacturers, such as Apple and IBM, as well as from distributors such as Ingram Micro, Tech Data and others. The Company purchased 54.1% and 52.9% of its products from distributors in 2000 and 1999, respectively. Purchases from Ingram Micro and Apple Computer represented 39.1% and 10.8%, respectively, of the Company's total product purchases in 2000. No other distributor or supplier supplied more than 10.0% of the Company's total product purchases in 2000. Certain hardware manufacturers limit the number of product units available to direct marketers such as the Company. Substantially all of the Company's contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company's relationships with its vendors could have a material adverse effect on the Company's business, financial condition and results of operations.

    State Sales or Use Tax Uncertainties.  The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington, Nevada, Tennessee, Illinois and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to their residents. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence on various forms of electronic media and other factors, the Company's contact with various states may exceed the contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for the Company, could result in increased prices to customers and could have a material adverse effect on the Company's business, financial condition or results of operations.

    The Company drop-ships product into states which the taxing authorities are currently scrutinizing. There are no assurances that drop-ship sales will not be taxed in future, and if such transactions are taxed there can be no assurance that the Company will be able to retain the same level of sales in these states.

    The Company's state tax filings are currently under review by the Washington State Department of Revenue for tax years 1996 through 1999. There are no assurances that the Company will not have a liability resulting from this audit.

    Dependence on Personnel.  The Company's future success will depend to a significant extent upon the ability to attract and retain skilled personnel. The current job market is straining the ability to recruit knowledgeable personnel across all departments. The Company's success will depend on its ability to hire, train and retain competent personnel in all areas of its business.

    Reliance on Outsourced Distribution.  Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract that expires in August 2003. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company's business, financial condition and results of operations. Certain distributors also participate in the Company's logistics through EDI. Failure to develop and maintain relationships with these and other vendors that would allow the Company to source sufficient quantities of merchandise on acceptable commercial terms could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

    Major Customer.  One of the Company's customers, Microsoft Corporation, represents 20.2% of total revenue for the twelve-month period ended December 31, 2000. Net revenue from Microsoft was $128.3 million for fiscal year 2000. This customer's sales are included in the Company's ZBS segment. The loss of this customer could have a material adverse effect on the Company.

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

Business Strategy

    The Company's business strategy is to strengthen its position as a leading business to business direct marketer of IT infrastructure solutions. During 2000, the Company continued to execute against the business model that was set in place during 1999, which includes a continued migration away from the traditional consumer based catalog model. The focus and clarity gained from transitioning its business has allowed the Company to drive growth and directly align resources of its two core business segments.

    Zones Business Solutions ("ZBS") acquires and develops on-going relationships primarily with enterprise accounts, small and medium sized businesses ("SMB") and government and educational institutions through dedicated teams of outbound account executives. In addition to outbound telemarketing, ZBS is using dedicated e-marketing and direct marketing vehicles, such as business-focused catalogs, and providing customized web stores for its major corporate customers. ZBS' merchandising strategy involves offering next day availability on a broad range of brand name products at competitive prices. ZBS also offers services to customers through individual B2B-Zone web pages, customized web sites that provide ZBS customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information.

    Zones.com is an integrated electronic retailer of brand name PC and Mac computers and related peripherals, software and service products to SOHO customers and small businesses. Zones.com acquires and retains its customers through an integrated marketing and merchandising strategy targeted towards its specific customer segments. Zones.com reaches customers through a combination of e-catalogs, on-line partnerships and links, The PC Zone and The Mac Zone paper catalogs, and print advertising, all designed to attract customers to purchase products through its improved web store, Zones.com, or by calling one of 84 sales associates. The merchandising strategy to drive customers to

Zones.com involves offering competitive prices on a broad variety of products combined with promotional pricing on selected popular items or special buy opportunities.

    The Company's business strategy is comprised of the following central elements:

    Expansion of Zones Business Solutions.  Relationships with large enterprise, SMB, government and education institutions represent a strong growth opportunity for the Company. During 2000, sales to these customers comprised 71.0% of sales revenue, an increase from 55.3% in 1999. The Company intends to continue its efforts to increase sales to these accounts by expanding its outbound sales team. The Company's average tenure of its current account executives continues to increase. Increased tenure generally translates into increased productivity. In addition to outbound telemarketing, ZBS is using dedicated e-marketing and direct marketing vehicles to attract and retain customers. Additionally, the outbound sales team is improving its customer service by providing customized web stores for its major corporate customers.

    Sales Recruiting and Retention.  The Company continually seeks to attract, retain and motivate high quality personnel. The Company pays its account executives a base annual salary plus commission. Commission is tied to sales volume and gross profit dollar goals. Account executives historically have significantly increased productivity after approximately 10 months of training and experience. The Company focuses on offering intensive training designed to maximize performance and productivity.

    Growth of Unassisted Internet Revenue.  The Company continues to grow its unassisted Internet revenue through a combination of traditional print and e-media. Unassisted Internet revenue increased 39.0% from 1999 to $36.0 million in 2000. The Company uses an interdependent relationship between print catalogs and Internet sales. The 18.9 million print catalogs distributed in 2000 were used as prospecting tools and to stimulate demand. The Company places its web address prominently throughout its print catalogs to drive business through this sales channel.

    Electronic Marketing.  The Company believes that the Internet offers market expansion opportunities and a more cost efficient means of communicating with and fulfilling the needs of its customers. Using the Internet, the Company can offer significantly more products, reach an increased number of customers and offer customers additional options for obtaining information and making purchases. Similarly, e-mail and e-catalogs offer growth opportunities, cost efficiencies and customer convenience. During 2000, the Company sent out 17.5 million e-catalogs or e-marketing messages. The Company uses electronic and "offline" media in an integrated fashion to improve the efficiency of customer acquisition and retention. Although the Company believes its marketing efforts will be successful, there can be no assurances that the Company's e-marketing initiatives will increase its customer base or sales in the future.

    Maintaining Advanced Technology Infrastructure.  During the fourth quarter of 2000, the Company began the implementation of its new enterprise-wide customer relationship management e-business application, CRM. The Company expects to complete the implementation of CRM in the first quarter of 2001. Once the implementation is complete, this software will connect and power the Company's entire e-business community, including its customers and vendor partners. The CRM system will augment internal communications between its sales, marketing, service and call center functions. The Company believes CRM will provide customer and partner information enterprise-wide and will enhance customer service capabilities. Additionally, in an effort to extend its web site functionality, the Company merged its ZBS and Zones.com sites during 2000 and will continue to make technological improvements to the web site. There is uncertainty involved in the implementation and the rapid changes in the evolving e-business community, there can be no assurance that CRM or its components will fully satisfy user requirements and result in enhanced customer service capabilities.

    Product Mix.  The Company depends upon relationships with key vendors for opportunistic product purchases that enhance its margin. Through a strategic mix of products and vendors, the Company is able to offer its customer a broad selection and competitive pricing. The Company generally stocks 20% of its product offerings, which represent 80% of its total revenue, in its Ohio warehousing facility. The remaining items are offered to the customer through the Company's virtual warehousing partnerships with key distributors and vendors, via electronic data interchange ("EDI"). The Company uses its warehouse and EDI partners to fulfill its customer's needs with broad product availability. EDI provides the Company's customers access to its partner's inventory of products and reduces the Company's handling costs. Information on price and product availability is uploaded into the Company's ERP system. The Company places individual orders directly with its EDI partner who assembles these orders and ships directly to the Company's customers.

Growth Strategy

    Over the past year, the Company has made great strides to move towards sustained profitability. Its decision last January to complement its traditional product offerings with a focus on services was reinforced by the strategic alliance forged between the Company and Compucom. During 2000, the Company added several services to its offerings from key partners. Each of these partners is focused on the SMB market, enabling excellent synergy between the organizations.

    The Company's "one source, complete solution" strategy delineates its business model from its competitors by offering the traditional product lines with the inclusion of value added services. These services become the Company's distinguishing feature as the pure play technology products become commoditized. As the Company increases its offerings up a value pyramid, the critical link to the next stage is the service component. The Company believes the business climate will be receptive to its single-source service strategy which procures, manages, and supports technology.

    At the basic level of the value pyramid, the Company sells commodity-based products on price and availability. To differentiate and supplement this basic product offering, the Company sells both fundamental and advanced fulfillment services including configuration, asset tagging, and serial number capture. The Company is now able to offer support services including help desk, break fix and installation, as well as project based consulting services, in networking and communication after the initial sale is complete. The Company is striving to capture additional market share by delivering a total IT solution to its customers. The Company believes this strategy will be effective because of its ability to utilize its combination of vendors and alliances to provide a true single source reselling option to the enterprise, SMB, government and educational marketplace.

    Strategic partnerships.  The Company has developed strategic alliances to support its strategy of increasing service offerings to its customers. Each alliance is intended to improve the Company's competitive position by introducing value-added services to its core product offerings. The Company is continually exploring adding relevant product extensions and new services to satisfy the needs of its business customers.

    The Company's strategic alliance with Compucom is key to its "one source, complete solution" strategy. This alliance provides the Company the opportunity to broker after sales support services including break fix, installation, help desk and project based consulting services. The Company considers the ability to offer this from one national service provider, rather than a national network of local VARs, key to its continued focus on providing excellent customer service.

    The Company has made additional services available to its customers. The Learning Zone was launched in the first quarter of 2000 and features both computer-based training and a request-for-quote attribute for in person training courses. During the second quarter, the Company entered into strategic relationships with Verio and TelecoOnline. The Verio relationship provides the Company the opportunity to resell a wide array of Verio's web hosting and domain name registration services through a co-branded web site. The TelecoOnline relationship provides the Company's customers the ability to set up circuit connectivity and technology to all leading telecommunications carriers from their desktops.

    Service Offerings.  The Company believes that offering a line of services to complement its traditional product mix offers several strategic advantages. First, the Company is able to offer a complete solution to its customers, which increases the number of items the Company can offer its customers. Second, it can attract a different customer base that will be attracted by the service components. These customers give the Company the opportunity to upsell the necessary hardware and software. Finally, services generally are sold at a higher margin than traditional product lines. Although the Company is confident in its value add service strategy, there can be no assurance that these offerings will increase revenue or customer satisfaction.

    Revenue Growth.  The Company's strategy is to continue its sales growth year to year. Its dual segment approach combines to drive sales increases. The ZBS segment takes a proactive approach by attending to its existing clientele and aggressively pursuing new customers. The Zones.com segment is more reactive, using marketing tools to drive business to its inbound sales representatives and web site. By focusing on increasing headcount and tenure, the Company is striving for an increase in productivity. There is no assurance that the Company's revenue growth strategy will generate additional sales, or that the Company will be able to recruit and retain individuals.

Sales and Marketing—ZBS

    Outbound Telemarketing.  As of December 31, 2000, the Company's had a staff of 274 account executives ("AE") who actively pursue sales to enterprise, SMB, government and education institutions by establishing one-to-one relationships through outbound telemarketing. The primary targets for these AE's are the customers representing 100-1,500 seats. These commissioned AE's develop long-term relationships with their accounts through frequent telephone contact and by providing individual attention, quality service, and convenient one-stop shopping. In addition, the Company utilizes e-marketing, fax broadcast messaging and other marketing initiatives to enhance sales.

    Net revenue through the Company's ZBS business segment to enterprise, SMB, education and government accounts grew to $125.6 million during the fourth quarter of 2000, an increase of 85.1% over the fourth quarter of 1999. Year over year growth was 76.1% to $449.9 million in 2000, from $255.5 million in 1999. Continued expansion of enterprise accounts, as well as growth in commercial SMB accounts, contributed to this increase. To support the growth, the Company has continued to hire individuals into its ZBS segment, increasing the number of executives by 15.1% over the fourth quarter 1999, and intends to continue its aggressive efforts to expand outbound sales personnel.

    Outside Sales.  In response to local market demand, the Company has developed an outside sales force to sell networking, communication, and web consulting services in the Washington state area. The Company anticipates securing a higher share of local customer purchases based on these services which it believes will solidify customer retention and generate repeat business. There are currently 19 sales and engineering employees dedicated to developing and growing this business as well as providing technical support for the core outbound telesales force. This group has expertise and certification in Citrix, Cisco, Compaq storage area networking, Compaq ASE (Compaq's highest level of engineering support) and Microsoft Certified System Engineer. The Company is a Microsoft Certified solution provider. The ability to generate revenue from the outside sales force is dependent upon the quality of its engineers. The Company has no guarantee that it will employ engineers to fulfill the demand. Additionally, there can be no assurance that the outside sales force will generate sales.

    Internet Commerce.  The Company offers customized web stores for its corporate customers. These customized web pages provide ZBS customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information.

Sales and Marketing—Zones.com

    Internet Commerce.  The Company's electronic commerce site on the Internet, portal to The Mac Zone and The PC Zone. These e-stores provide the Company with a way to offer customers detailed product information and the convenience of on-line purchasing. To drive traffic to its Internet sites, the Company leverages its catalog circulation by featuring the Internet address throughout the catalogs, including the cover. The Company is also increasingly using marketing through e-catalogs, as well as on-line price promotions and affiliations. The Company sent 17.5 million e-catalogs in 2000.

    Net revenue for the Zones.com business segment, which includes Internet revenue and traditional catalog driven revenue, declined to $40.5 million in the fourth quarter of 2000, down 25.8% from net revenue of $54.7 million in the fourth quarter of 1999. This decline in a quarter that is historically driven by consumer spending was primarily due to technical issues experienced with the Company's web site and an industry wide slowdown in overall consumer spending. During the year ended December 31, 2000, net revenue through the Company's Zones.com segment declined 10.8%, to $183.9 million, from $206.2 million in 1999. The Company's Internet store, zones.com, grew to $113.6 million, or 17.9% of domestic revenue during 2000, an increase of 22.5% over 1999.

    The Company continues to customize its web site to provide more efficient access and improved product selection for its customers. The Company also promotes Internet sales by offering telephone sales assistance and online technical support to its online customers. During 2000, the Company introduced e-customer sales assistance technology into its new web site, enabling a net-sales representative to communicate with customers while they are shopping online. This feature allows the customer to conveniently obtain real time online sales assistance from the Company without having to disconnect from the site to contact an inbound sales representative.

    Catalogs.  The Company markets products through targeted mailings of its flagship catalogs, The PC Zone and The Mac Zone, each of which has been published monthly since January 1995. As the business model evolves and continues to focus on outbound sales and e-commerce, reliance on catalogs as a direct response model continues to diminish. The Company now views catalog distribution as both a direct marketing tool and a customer acquisition vehicle driving significant traffic to its web store, zones.com. Total circulation for the Company's catalog distribution decreased 39.3%, to 18.9 million catalogs in 2000 from 31.1 million in 1999. During 2000, the Company sent 17.5 million e-catalogs, representing a 69.9% increase over 1999.

    The Company uses cooperative advertising funds to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company's vendor-partners has generally declined both in dollars and as a percentage of sales. The Company's domestic net cost of advertising totaled $3.1 million in 2000. Domestic net advertising costs were $3.6 million in 1999 and $3.3 million in 1998. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

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

    Inbound Sales.  The Company has well trained and knowledgeable inbound telemarketing representatives. The Company offers toll-free numbers for inbound sales that are staffed seven days a week. Sophisticated systems allow the Company's representatives to quickly access a customer's record and billing information and review details of past purchases. For most products sold, the systems also contain an extensive on-line database of information on product specifications, benefits and features; compatibility of related products; and system requirements for software programs. In addition, the systems automatically prompt telemarketing representatives to offer customers the latest upgrades and complementary software and peripherals.

    Inbound telesales resulting from the circulation of the Company's catalogs continue to decline, falling to $70.3 million during the year ended December 31, 2000, representing a 38.0% decrease from inbound revenue in the prior year. The Company believes that the rapid growth of its Internet sales has been a significant factor in the flattening of its inbound catalog revenue, as increasing numbers of catalog recipients choose to place their orders electronically rather than over the phone. The Company encourages this transition by making its inbound telephone sales personnel available to assist online customers. The Company intends to continue to adapt and adjust the size, content and circulation of its outbound sales catalogs in an effort to optimize the combined revenue of its inbound and Internet divisions.

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

    Computers and Servers.  The Company offers a large selection of desktop, laptop and notebook personal computer systems from leading manufacturers such as Apple, Compaq, Hewlett-Packard, IBM, Sony, and Toshiba. The Company offers servers from leading manufacturers such as Cisco and Compaq.

    Peripherals, Accessories and Networking.  The Company also sells networking, peripherals and components such as printers, monitors, keyboards, memory, fax and other add-on circuit boards, networking and communications products, mass storage devices, modems, scanners, and digital cameras, as well as various accessories and supplies such as toner cartridges, diskettes and connectors. Brands offered by the Company include 3Com, Apple, Epson, Hewlett-Packard, Iomega, Okidata, Phillips, Quantum, Sony, UMAX and ViewSonic.

    Software.  The Company sells a wide variety of software packages in the business and personal productivity, connectivity, utility, language, educational and entertainment categories. The Company offers products from larger, well-known manufacturers as well as numerous specialty products from new and emerging software development companies. Brands offered by the Company include Adobe, Corel, Intuit, Macromedia, Microsoft, Novell, and Symantec.

    The following table shows the Company's gross sales attributable to various product categories during 2000, 1999, and 1998.

	Year ended December 31,
	2000	1999	1998
Computers and servers	42.0%	41.0%	32.7%
Peripherals, accessories and networking	46.5	43.7	49.3

Total hardware	88.5	84.7	82.0
Software	11.5	15.3	18.0

Total	100.0%	100.0%	100.0%

    The Company's category merchandising group determines the manufacturers whose products are featured in its Internet and catalog offerings and negotiates the terms and conditions of product coverage. In exchange for product coverage and the benefit of having information about their products available to the Company's customers, manufacturers provide the Company supplier investment funds. The Company uses these funds to defray the expense of Internet marketing and catalog production, direct mail pieces, brand specific training for sales staff, and promotional activities to incite sales. The brand management group works with certain manufacturers and distributors to provide the Company with incentives in the form of rebates, discounts and allowances. Vendors also help offset the cost of returned inventory with discretionary return privileges. If any of these relationships are terminated, there can be no assurance that the Company's business, financial condition and results of operations will not be adversely affected.

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

    The Company continued its focus on expanding PC platform sales during 2000. PC sales represented 64.4% of net sales in 2000, compared to 51.4% and 48.0% of net sales in 1999 and 1998, respectively. The Company's PC net sales grew 73.3% during 2000 over 1999 and increased 14.1% during 1999 over 1998. The increase in PC sales is a result of the Company's increased sales through its ZBS segment, whose customer purchase mix primarily tend to be concentrated more heavily on PC products.

Purchasing

    The Company acquires products directly from manufacturers, such as Apple and IBM, as well as from distributors such as Ingram Micro, Tech Data and others. The Company seeks to efficiently manage its inventory to achieve high product availability and fill rates. The Company utilizes sophisticated computer systems that permit real-time monitoring of inventory and assist in managing inventory levels. The Company's EDI partnerships will further enhance its ability to maintain minimum inventory levels. The Company has 14-day defective return privileges on many of its product purchases, and has agreements with many of its vendors providing price protection should a vendor subsequently lower its price.

Order Fulfillment and Distribution

    The Company distributes products directly through its EDI, as well as through its Airborne Logistics Services ("ALS") warehouse.

    ALS provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a contract that expires in August 2003. Employees of Airborne Logistics utilize the Company's systems, policies and procedures to receive, log and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested by the Company. The Company also uses this warehouse facility to house special buys, constrained product and other high velocity product.

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

    The Company continues to experience a significant decline in domestic customer return rates. Its returns declined to 3.5% of gross sales in 2000 from 4.3% and 6.2% in 1999 and 1998, respectively. This decrease is primarily attributable to a more effective sales force and mandating certain product returns be sent directly to the vendor. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

Database Marketing

    The Company maintains a proprietary database containing 3.9 million customer and inquirer records. The Company attracts new customers and prospective customers through advertising in major trade publications, on-line media and through selective mailing of catalogs to names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers and other sources. The Company periodically analyzes and updates its database and other available information in order to enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers' needs and generate additional product orders. The Company also strives to improve the size, quality and responsiveness of its database through the use of sophisticated modeling techniques. The Company believes that by selectively targeting its print media and e-vehicles to specific groups of customers with known product affinities and purchasing characteristics, it will be able to increase order rates from customers. This also enhances the effectiveness of the Company's print catalogs and e-vehicles, and their desirability as a marketing channel for product manufacturers. The Company leverages its database marketing capabilities by providing key product manufacturers with marketing research such as price sensitivity tests, list response analyses, and database marketing consulting services. The Company believes these efforts assist it in promoting and preserving positive relationships with these manufacturers.

Technical Support and Customer Service

    The Company's customer service representatives respond to questions regarding order status and related matters as well as assist customers with product returns. Most vendors offer an unconditional 30-day warranty on defective products. The Company also has a staff of dedicated technical support personnel who assist customers with the installation and operation of the products they purchase and are available toll-free during regular business hours. During 2000, the Company introduced e-customer assistance technology into its web site enabling a net sales representative to communicate with a customer while they are shopping online. This technology allows the Company to respond to customer queries, as well as ensure that the customer has the necessary accessories for a complete solution for their computing needs. The technical support staff also assists the Company's Account Managers with pre-sale questions to maximize customer satisfaction at the point of sale. These personnel also offer customers support with customized configuration of their computer systems. Additionally, our outside sales force, specializing in networking, communication and web consulting, are available for specific customer issues. Currently, the technical and engineering support staff hold manufacturer certifications including Cisco CCNP, CCNA, Microsoft MCSE, Citrix CCA, Compaq ASE and Sans, and HP STAR.

Systems

    The Company has committed significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. The Company is currently initiating a company wide network upgrade to support the growth in users and additional resources needed to utilize its new CRM system. The Company is continually looking at technological advances to increase the productivity of its employees.

Employees

    At December 31, 2000, the Company had 794 employees in its operations. The Company considers its employee relations to be good. The Company has never had a work stoppage and believes no employees are represented by a labor organization. The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company.

    Sales Training.  The Company provides a twelve-week sales training program. Its five sales trainer's present new team members with the tools they need to build a strong customer base. Each sales team member will receive: 40 hours of comprehensive training on the Company's systems, 36 hours of hardware product training, 36 hours of on-line training for specific manufacturers, 26 hours of business organization semantics, 16 hours of the Company's sales specific methods, 12 hours of software training, and 240 hours of training with coaches on the phone emphasizing building relationships with the customer.

    Corporate Training.  The Company's training process begins with our new hire orientation program which includes each new team member being paired with a peer advisor to assist them for their first few weeks including arranging training on needed systems. The Company offers a wide range of on-line training that a team member can access at any time and is continuing to develop a strong management training program that includes such classes as leadership, empowerment, interviewing, supervisory responsibilities, time management, stress management and performance management. The Company will continue to grow its management development classes which it believes will reinforce the vision and values.

    Mission & Values.  The Company is dedicated to creating a learning community of empowered individuals to server its customers with integrity, commitment and passion. It strives to achieve this by stimulating a positive and collaborative workplace environment, delivering high speed and quality service to its customers, and adapting to external changes with flexibility, innovation and leading edge technology.

Trademarks

    The Company conducts its business in the United States primarily under the service marks The PC Zone® and The Mac Zone® registered with the United States Patent and Trademark Office. These registrations have an indefinite term, so long as the service marks are used in connection with the Company's business activities. The Company believes its service marks have significant value and are an important factor in the marketing of its products. The Company intends to take appropriate steps to protect and renew its service mark registrations. If challenged, there are no assurances that the Company will be able to protect its intellectual property.

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

Item 2.  Properties.

    The Company currently leases approximately 132,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Renton, Washington and approximately 18,000 square feet of space for its return warehouse facility in Henderson, Nevada. The Company believes that its facilities are adequate to meet its capacity requirements in the future, but there can be no assurance that the facility will ultimately do so.

Item 3.  Legal Proceedings.

    Various claims and actions of a type commonly encountered in the Company's industry have been asserted and are pending against the Company. The Company believes that such claims and actions individually or in the aggregate, will not have a material adverse effect upon the Company's financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

    None.

Item 4a.  Executive Officers of the Registrant.

    Firoz H. Lalji, age 54, has served as the Company's President and Chief Executive Officer since May of 1998, and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990. Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company. From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated over 140 camera specialty stores in eight western states.

    Scott F. Koerner, age 43, has served as Executive Vice President and Chief Operating Officer in December 2000. Prior to that, Mr. Koerner was Senior Vice President and General Manager for Zones

Business Solutions since April 2000. From 1999 to 2000, Mr. Koerner served as Vice President of Marketing and Merchandising for ZBS. From 1998 to 1999, Mr. Koerner served as the Senior Vice President of Sales and Marketing for Sayers Computer Source, a Midwest VAR servicing corporations. From 1996 to 1998, Mr. Koerner served as Senior Vice President and General Manager of Elek-Tek/Creative Computers. From 1994 to 1996, he served in various positions while at Montgomery Ward & Company including Vice President, Electric Avenue and Regional Managing Director.

    Ronald P. McFadden, age 44, has served as Senior Vice President and Chief Financial Officer since May 2000. Prior to this position Mr. McFadden was the Company's Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer of Kits Cameras, Inc., which operated over 140 camera specialty stores. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

    Anwar Jiwani, age 46, has served as Senior Vice President and Chief Information Officer since April 1999. Prior to this Mr. Jiwani served for 23 years with The Royal Bank of Canada.

    E. Diane Parks, age 54, has served as Senior Vice President and Chief Marketing Officer since November 2000. Throughout 2000, she held senior marketing positions with Clear Logic. During 1999, Ms. Parks served at IMI Systems, a division of the Olsten Corporation. From 1977 to 1986, and from 1987 to 1999, Ms. Parks held domestic and international marketing positions with Sperry Corporation and Unisys Corporation.

PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters.

    The Company's Common Stock is traded on the Nasdaq National Market under the symbol MZON. The following table sets forth the range of high and low sales prices for the Common Stock as reported by the Nasdaq National Market.

	Year ended December 31,
	2000				1999
	High		Low		High		Low
First quarter	17		5	3/4	20	3/4	10
Second quarter	7	5/8	3	1/8	15		5	3/8
Third quarter	8	1/4	3	19/32	8	1/2	5	5/32
Fourth quarter	4	9/16	1		10	1/2	5	1/4

    As of the March 16 record date, the Company had over 8,000 holders of record of its Common Stock. The Company has never paid and has no present plans to pay a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the expansion of its business.

Item 6.  Selected Financial Data.

    The following table sets forth the selected historical consolidated income and balance sheet data of Multiple Zones, Inc. and its subsidiaries. The balance sheet data at December 31, 2000 and 1999 and the statement of operations data for the years ended December 31, 2000, 1999 and 1998 have been derived from the audited financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data for the years ended December 31, 1998, 1997 and 1996 and the statement of operations data for the years ended December 31, 1997 and 1996 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

	Year ended December 31,
	2000	1999	1998	1997	1996
	(In thousands, except per share data and operating data)
Statement of Operations Data:
Net sales(6)	$634,063	$499,791	$512,473	$500,770	$465,599
Cost of sales(2)(3)(6)	574,080	451,024	458,037	442,650	402,590

Gross profit(6)	59,983	48,767	54,436	58,120	63,009
Selling, general and administrative expenses(2)(3)	61,632	57,502	63,409	62,910	44,613

Income (loss) from operations	(1,649)	(8,735)	(8,973)	(4,790)	18,396
Other expense, net(1)(2)	(1,106)	561	3,474	1,618	1,397

Income (loss) before income taxes	(543)	(9,296)	(12,447)	(6,408)	16,999
Provision for (benefit from) income taxes	(188)	(2,637)	(4,114)	(965)	6,125

Net income (loss) before cumulative effect of change in accounting principle(1)(2)(3)	(355)	(6,659)	(8,333)	(5,443)	10,874
Cumulative effect of change in method of revenue recognition(7)	(59)

Net income (loss)	$(414)	$(6,659)	$(8,333)	$(5,443)	$10,874

Basic and diluted earnings (loss) per share(1)(2)(3)	$(0.03)	$(0.50)	$(0.64)	$(0.42)	$0.91
Weighted average shares used in computation of basic and diluted earnings (loss) per share	13,383	13,287	13,079	12,965	11,912
Pro forma amount assuming the new revenue recognition principle is applied retroactively(7):
Loss before cumulative change	$(355)	$(6,659)	$(8,333)	$(5,443)	$10,874
Basic and diluted loss per share	$(0.03)	$(0.50)	$(0.64)	$(0.42)	$0.91
Net loss	$(355)	$(6,543)	$(8,359)	$(5,377)	$10,856
Basic and diluted loss per share	$(0.03)	$(0.49)	$(0.64)	$(0.41)	$0.91
Balance Sheet Data:
Working capital	$17,180	$17,484	$27,601	$35,057	$39,809
Total assets	111,270	96,494	133,047	104,810	149,801
Short-term debt	1,905	1,615	2,943	3,045	3,960
Long-term debt, net of current portion	1,197	986	338	892	1,748
Total shareholders' equity	$31,603	$31,840	$37,350	$44,971	$49,469
Selected Operating Data(4):
Catalogs distributed	18,877,000	31,075,000	46,300,000	50,500,000	44,000,000
e-media distributed	17,456,000	10,319,000
Number of shipments(5)	866,916	844,646	1,033,182	1,116,664	1,094,643
Average order size(5)	$748	$556	$435	$406	$395
Number of account managers	274	238	142	91	89

(1)
During 1999, the Company recognized gains and losses on the divestiture of an investment with majority control in Austria, France, Germany, Mexico, Switzerland and the United Kingdom, resulting in a net loss of $541,000.

(2)
During 1998, the Company recorded charges related to the write-off of inventory, the closure of international subsidiaries, staffing reductions and the disposal of unproductive computer hardware and software. Excluding the effect of these charges, the Company would have reported a net loss of $2,600,000 or $0.20 per share.

(3)
During 1997, the Company recorded charges related to the write-off of goodwill, accounts receivable, inventory and the closure of three international subsidiaries. Excluding the effect of these charges, the Company would have reported net income of $2,713,000 or $0.21 per share.

(4)
Selected operating data excludes international operations.

(5)
Number of shipments is the number of domestic outbound orders to customers from the third-party distribution center utilized by the Company. Average order size is calculated by dividing domestic gross sales by the number of domestic orders.

(6)
Net sales and Cost of sales include a reclassification for presentation purposes in accordance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs".

(7)
During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, and related income taxes.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

General

    The Company's revenues consist primarily of sales of computer hardware, software, services, peripherals and accessories, as well as revenue associated with freight billed to our customers. Net sales are product and services sales only, and reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include advertising expense net of vendor co-op, warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Other expense represents interest expense net of non-operating income and minority interests in the Company's subsidiary.

Results of Operations

    The following table sets forth, for the periods indicated, selected items from the Company's Consolidated Statements of Operations expressed as a percentage of net revenue.

	Year ended December 31,
	2000	1999	1998
Net revenue	100.0%	100.0%	100.0%

Cost of sales	90.5	90.2	89.4

Gross profit	9.5	9.8	10.6
SG&A expenses	9.8	11.5	12.4

Loss from operations	(0.3)	(1.7)	(1.8)
Other expense	(0.2)	0.1	0.6

Loss before income taxes	(0.1)	(1.8)	(2.4)
Benefit from income taxes	0.0	(0.5)	(0.8)

Net loss	(0.1)%	(1.3)%	(1.6)%

Comparison of Years Ended December 31, 2000 and 1999

    Net Revenues.  Consolidated net revenue increased 26.9%, to $634.1 million in 2000 from $499.8 million in 1999. This includes a reclassification of freight revenue in compliance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" of $12.4 million for both the years ending December 31, 2000 and 1999. Previously, the charges were accounted for as a reduction of cost of goods sold. Core business net revenue increased 37.2% to $633.9 million in 2000 from $462.2 million in 1999. The increase was primarily due to a shift in focus to enterprise and small to medium sized business ("SMB") accounts through the Zones Business Solutions ("ZBS") segment. ZBS grew 76.1%, to $449.9 million in 2000 from $255.5 million in 1999. The Company's Zones.com division, which is comprised of the Internet and inbound catalog operations, declined 10.8%, to $183.9 million in 2000. The Company has continued to reduce its print catalog circulation as it transitions to an integrated e-commerce model. The 38.0% decline in traditional catalog sales was partially offset by Internet revenue increases of 22.5%, to $113.6 million in 2000.

    Net Sales.  Core net PC product sales increased 73.3%, to $400.5 million in 2000 from $231.0 million in 1999. The growth was driven primarily by the increase in ZBS sales, which as a percentage of total net sales increased to 71.0% in 2000 from 55.3% in 1999. The increase in ZBS sales was also impacted by an increase in the number of ZBS outbound account executives, 274 at year-end, compared with 238 at the end of 1999.

    Net core Mac product sales increased to $221.1 million in 2000 from $218.8 million in 1999. Mac platform sales increased despite an industry wide Mac sales slow down.

    International subsidiary net sales in 1999 were $37.6 million. The Company divested all its majority interest in its international subsidiaries throughout 1999. No sales for international operations were consolidated in the Company's 2000 results.

    Gross Profit.  Gross profit increased to $60.0 million in 2000 from $48.8 million in 1999, but declined to 9.5% of net revenue in 2000 from 9.8% of net revenue in 1999. Due to the implementation of EITF 00-10 "Accounting for Shipping and Handling Fees and Costs," the Company changed its classification of freight revenue from a reduction of cost of goods sold to net sales. Although gross profit as a percentage of revenue was impacted the reclassification by 0.2% and 0.3% in 2000 and 1999 respectively, the reclass did not impact gross profit dollars. In addition to these adjustments, gross profit declined due to increased price competition and a change in the Company's customer mix as it shifted focus to increase PC product sales and sales through our ZBS business segment, which generally carry a lower average gross profit.

    Selling, General and Administrative Expenses.  SG&A expenses increased to $61.6 million in 2000 from $57.5 million in 1999, but decreased as a percentage of net revenue between periods to 9.8% from 11.5%. The increase in SG&A expense dollars is primarily due to an increase in depreciation costs associated with the investment the Company made in its system upgrades, as well as an increase in payroll expense related to the continued growth and investment in its account executives. The percentage decline is due to the Company leveraging its existing infrastructure over a larger sales base.

    Other Income/Expense.  Other income was $1.1 million in 2000 compared to an expense of $561,000 in 1999. The Company recognized a one-time gain on the sale of its Indian subsidiary of $1.3 million in the first quarter of 2000.

    Income Tax Benefit.  The income tax benefit for 2000 was $188,000. The income tax benefit for 1999 was $2.6 million. The tax rates were 34.6% and 28.4% for the years ended December 31, 2000 and 1999, respectively.

    Net Loss.  For the year ended December 31, 2000, the Company recorded a net loss of $414,000, or $0.03 per share, which includes the cumulative effect of the change in accounting principle, increasing the net loss by $59,000. This compares to a net loss of $6.7 million, or $0.50 per share, for the year ended December 31, 1999. In addition to the above factors, in the fourth quarter of fiscal 2000, the Company adopted, and retroactively applied as of January 1, 2000, the guidance provided in SAB 101 "Revenue Recognition" for the recognition, presentation and disclosure of revenue in the financial statements. The adoption of SAB 101 increased the net loss for the year by $275,000, or $0.02 per share, excluding the cumulative effect of a change in accounting principle of a loss of $59,000.

Comparison of Years Ended December 31, 1999 and 1998

    Net Revenues.  Net revenue declined 2.5% to $499.8 million in 1999 from $512.5 million in 1998. This includes a reclassification of freight revenue in compliance with EITF 00-10 "Accounting for Shipping and Handling Fees and Costs" of $12.4 million and $11.0 million for the years ended December 31, 1999 and 1998. The decrease was primarily due to the sale of several international subsidiaries during the second and fourth quarters of 1999. Domestic net revenue increased 6.8%, to $462.2 million from $432.7 million. The domestic increase resulted primarily from an increase in the Company's ZBS segment, which grew 41.2% to $255.5 million in 1999. Due to the Company's transition to an e-commerce model, the Company's Zones.com division, which is comprised of the Internet and inbound catalog operations, declined 17.6% to $206.2 million in 1999. This decline was offset by Internet revenue increases of 90.3% to $92.7 million in 1999.

    Net Sales.  Net domestic PC product sales increased 14.1%, to $231.0 million in 1999 from $202.6 million in 1998. The growth was driven primarily by the increase in ZBS sales as a percentage of total domestic net sales to 55.3% in 1999 from 41.8% in 1998. Sales to SMB and education accounts increased 41.0%, to $248.6 million in 1999 from $176.3 million in 1998. The increase in ZBS sales was also impacted by an increase in the number of ZBS outbound account managers to 238 at year-end, compared with 142 at the end of 1998.

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

    Gross Profit.  Gross profit decreased to $48.8 million in 1999 from $54.4 million in 1998, and declined to 9.8% of net revenue in 1999 from 10.6% of net revenue in 1998. During the second quarter of 1998, the Company recorded inventory adjustments totaling $2.9 million, primarily related to allowances for obsolete and non-returnable inventory. In addition to these adjustments, gross margin declined due to increased price competition, lower average unit selling prices and an increase in PC product sales and sales to business and education accounts, which generally carry a lower average gross margin.

    Selling, General and Administrative Expenses.  SG&A expenses decreased to $57.5 million in 1999 from $63.4 million in 1998, and as a percentage of net revenue between periods to 11.5% from 12.4%. During the second quarter of 1998, the Company recorded charges totaling $2.3 million primarily related to staffing reductions and the closure or sale of certain international operations.

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

    Net Loss.  As a result of the above factors, a net loss of $6.7 million, or 1.3% of net revenue, was incurred in 1999. Net loss for 1998 was $8.3 million, or 1.6% of net revenue.

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

Seasonal Factors

    As the Company transitions away from its consumer based business model, the seasonal impact is diminishing. Historically, the Company has experienced stronger fourth quarter revenue. However, the fourth quarter is no long disproportionate to the other quarters for sales trends.

Inflation

    The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

    The Company had total assets of $111.3 million at December 31, 2000, of which $94.6 million were current assets. At December 31, 2000 and 1999, the Company had cash and cash equivalents, and restricted cash of $4.7 million and $25.8 million respectively, and working capital of $17.2 million and $17.5 million, respectively. Net cash used by operating activities was $22.5 million in 2000 and net cash provided by operating activities was $11.4 million in 1999. The cash outflow in 2000 was primarily due to higher accounts payable offset by increased inventories and accounts receivable. The increase in inventory has been financed principally from the Company's cash flow from operations. Even though inventory has increased, inventory turnover improved to 25 in 2000 from 12 in 1999. The increase in accounts receivable relates to the increase in product sales through our ZBS sales divisions. The customer mix associated with this growth is a primarily open account customer. The cash inflows during 1999 were primarily due to lower accounts receivable and inventory, partly offset by decreased accounts payable.

    Cash outlays for capital expenditures were $3.8 million in 2000 and $6.0 million for 1999. These expenditures were primarily for information systems and software, leasehold improvements, telecommunications system enhancements and furniture and equipment. In addition, the Company financed $2.2 million and $2.3 million during 2000 and 1999, respectively, under capital lease obligations. During 2000, the Company financed its CRM system, and during 1999, the Company financed its upgrade to its operating systems.

    The net amount of vendor credit outstanding at December 31, 2000 was $66.3 million of which $11.5 million was drawn from a $35.0 million flooring facility and working capital line, collateralized by inventory and accounts receivable. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At December 31, 2000, the Company had no outstanding borrowing amount on the working capital line of credit. Additionally, at December 31, 2000 the Company had restricted cash representing an unused letter of credit of $930,000.

    At the period ended December 31, 2000, the Company no longer retained equity in any international subsidiaries. During the twelve months ended December 31, 1999 the effect of the foreign exchange rate on cash was an outflow of $82,000.

    The Company believes that at December 31, 2000, its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at our current year over year rate of growth. However, if the Company's future rate of growth exceeds the current rate, or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Other Matters

New Accounting Pronouncements

    In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of SFAS No. 133 has been delayed by the issuance of SFAS No. 137 until the fiscal year beginning January 1, 2001. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133. SFAS 138 will be implemented by the Company concurrently with SFAS 133. The Company is currently assessing the impact, if any, to its financial position or results of operations.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk.

    The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. Because the short-term borrowings and investments have maturities of three months or less, the Company believes that the risk of material loss is low.

Item 8.  Financial Statements and Supplementary Data.

    The information required by this item is included in this report beginning at page 25.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    None.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

    The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholder under the caption "Proposal No. 1: Election of Directors," and "Section 16(a) Beneficial Ownership Reporting Compliance." See also the information concerning executive officers of the Company included in Item 4a of Part I in this Report.

Item 11.  Executive Compensation.

    The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders under the caption "Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

    The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company's 2001 Annual Meeting of Shareholders under the caption "Stock Ownership of Management and Certain Other Holders."

Item 13.  Certain Relationships and Related Transactions.

    None.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on form 8-K.

  (a)
  1. Financial Statements:

    The financial statements of Multiple Zones, Inc. and subsidiaries and the Report of Independent Accountants are included herein beginning on page 25.

  (a)
  2. Financial Statement Schedules:

    Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

  (a)
  3. Exhibits required by Securities and Exchange Commission Regulation S-K, Item 601:

Number	Description
3.1	Restated Articles of Incorporation (incorporated by reference from exhibit 3.1 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
3.2	Amended and Restated Bylaws (incorporated by reference from exhibit 3.0 to the Annual Report on Form 10-K filed on March 31,1999 (File No. 000-28488))
10.1	Multiple Zones International, Inc. amended and restated 1993 Stock Incentive Plan (incorporated by reference from the Registrant's Proxy Statement from its 1999 Annual Meeting of Shareholders filed on April 15, 1999)
10.2	Multiple Zones International, Inc. 1999 Director Stock Option Plan (incorporated by reference from the Registrant's Proxy Statement from its 1999 Annual Meeting of Shareholders filed on April 15, 1999)

10.3	Form of Stock Option Agreement (used for all stock options granted to executive officers after March 31, 1996) (incorporated by reference from exhibit 10.4 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.4	Form of Stock Option Agreement (used for all stand-alone stock options granted to outside directors) (incorporated by reference from exhibit 10.16 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.5	Multiple Zones International, Inc. 401(k) Plan (incorporated by reference from exhibit 10.5 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.6	Multiple Zones International, Inc. Employee Stock Purchase Plan (incorporated by reference from exhibit 10.6 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.7	Multiple Zones International, Inc. Management Incentive Plan (incorporated by reference from exhibit 10.7 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.8	Form of Indemnification Agreement (entered into with certain executive officers and Registrant's outside directors) (incorporated by reference from exhibit 10.15 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.9	Employment Agreement dated as of July 14, 1997 between the Registrant and Lorne G. Rubis (incorporated by reference from exhibit 10.13 to the Annual Report on Form 10-K filed on March 31, 1998)
10.10	Employment Agreement dated as of October 1, 1998 between the Registrant and Guio G. Barela
10.11	Employment Agreement dated as of April 26, 1999 between the Registrant and James H. Bromley
10.12	Standard Office Lease-Gross dated October 4, 1993 between the Registrant and Hewlett-Packard Company (incorporated by reference from exhibit 10.23 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.13	Office Lease dated April 1, 1996 between the Registrant and Renton Talbot Delaware, Inc. (incorporated by reference from exhibit 10.24 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.14	Industrial Real Estate Lease dated April 10, 1997 between the Registrant and Pacific Industrial Park LLC (incorporated by reference from exhibit 10.18 to the Annual Report on Form 10-K filed on March 31, 1998)
10.15	Ingram Micro Resale Agreement dated April 1, 1996 between Ingram Micro and the Registrant (incorporated by reference from exhibit 10.25 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.16	Authorized Apple Catalog Reseller Sales Agreement between the Apple Computer, Inc. and the Registrant (incorporated by reference from exhibit 10.26 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.17	Storage and distribution Agreement dated September 28, 1992 between the Registrant and Advanced Logistics Services Corp., as amended (incorporated by reference from exhibit 10.27 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))
10.18	Amendment to Storage and Distribution Agreement dated September 1, 2000 between the Registrant and Advanced Logistics Services Corp.
10.19	Agreement for Wholesale Financing dated January 15, 1996, as amended, between the Registrant and Deutsche Financial Services Corporation (incorporated by reference from exhibit 10.19 to the Registrant's Registration Statement on Form S-1 filed on June 5, 1996 (File No. 333-04458))

10.20	Amendment to Agreement for Wholesale Financing dated April 23, 1997, between the Registrant and Deutsche Financial Services Corporation (incorporated by reference from exhibit 10.24 to the Annual Report on Form 10-K filed on March 31, 1998)
10.21	Business Loan Agreement dated December 10, 1999, between the Registrant and U.S. Bank of Washington, National Association (incorporated by reference to exhibit 10.21 to the Annual Report on Form 10-K filed on March 29, 2000)
10.22	Microsoft Corporation Authorized Source agreement dated July 1, 2000 between the Registrant and Microsoft Corporation (incorporated by reference to exhibit 99.1 on Form 10Q filed November 11, 2000)
10.23	Inventory and Working Capital Financing Agreement dated July 21, 2000 between the Registrant and IBM Credit Capital.
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
  (b)
  3. Reports on Form 8-K

    On October 26, 2000, the Company filed a report on form 8-K containing the release that it had changed its name from "Multiple Zones International, Inc." to "Multiple Zones, Inc." The Company continues to be listed on the Nasdaq National Market under the symbol "MZON." No other Reports on Form 8-K were filed during the Quarter ended December 31, 2000.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MULTIPLE ZONES, INC.
Date: February 27, 2001	By:	/s/ FIROZ H. LALJI Firoz H. Lalji Chairman and Chief Executive Officer
/s/ RONALD P. MCFADDEN Ronald P. McFadden Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Title	Date

/s/ JOHN H. BAUER John H. Bauer	Director	February 27, 2001
/s/ JOHN T. CARLETON John T. Carleton	Director	February 27, 2001
/s/ RICHARD E. CARTER Richard E. Carter	Director	February 27, 2001
/s/ FIROZ H. LALJI Firoz H. Lalji	Director	February 27, 2001
/s/ KATHLEEN S. PUSHOR Kathleen S. Pushor	Director	February 27, 2001

MULTIPLE ZONES, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MULTIPLE ZONES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2000		1999
ASSETS
Current assets:
Cash and cash equivalents		$3,816	$25,774
Restricted cash		930
Receivables, net		56,608	32,484
Inventories, net		29,050	17,752
Prepaid expenses		1,110	1,805
Deferred income taxes		1,970	1,682
Notes Receivable		1,080	181

Total current assets		94,564	79,678
Property and equipment, net		11,710	11,435
Other assets		4,996	5,381

Total assets		$111,270	$96,494

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$		$709
Accounts payable		66,267	52,664
Accrued liabilities and other		9,212	7,916
Current portion of capital lease obligations		1,905	905

Total current liabilities		77,384	62,194
Capital lease obligations, net of current portion		1,197	986
Other liabilities		955	1,326

Total liabilities		79,536	64,506

Minority interest		131	148

Commitments and contingencies (Note 8)
Shareholders' equity:
Common stock, no par value, 45,000,000 authorized; 13,403,658 and 13,346,287 shares issued and outstanding at December 31, 2000 and 1999, respectively		39,360	39,184
Accumulated deficit		(7,757)	(7,368)
Foreign currency translation adjustment			24

Total shareholders' equity		31,603	31,840

Total liabilities and shareholders' equity		$111,270	$96,494

The accompanying notes are an integral part of the consolidated financial statements.

MULTIPLE ZONES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	Year ended December 31,
	2000	1999	1998
Net sales	$634,063	$499,792	$512,473
Cost of sales	574,080	451,025	458,037

Gross profit	59,983	48,767	54,436
Selling, general and administrative	61,632	57,502	63,409

Loss from operations	(1,649)	(8,735)	(8,973)

Interest expense	968	512	598
Other (income) expense	(2,058)	150	2,774
Minority interest	(16)	(101)	102

	(1,106)	561	3,474

Loss before taxes	(543)	(9,296)	(12,447)
Benefit for income taxes	(188)	(2,637)	(4,114)

Net loss before cumulative effect of change in accounting principle	(355)	(6,659)	(8,333)
Cumulative effect of change in method of revenue recognition (Note 2)	(59)

Net loss	$(414)	$(6,659)	$(8,333)

Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment		(31)	(11)
Reclassification for gains included in net income		(290)	(55)

Other comprehensive income (expense)		(321)	(66)

Comprehensive loss	$(414)	$(6,980)	$(8,399)

Basic and diluted loss per share before cumulative effect	$(0.03)	$(0.50)	$(0.64)
Basic and diluted loss per share of cumulative effect	(0.00)
Basic and diluted loss per share after cumulative effect	$(0.03)
Weighted average shares used in computing basic and diluted loss per share	13,383	13,287	13,079
Pro forma amount assuming the new revenue recognition principle is applied retroactively:
Net loss	$(355)	$(6,543)	$(8,359)

Basic and diluted loss per share	$(0.03)	$(0.49)	$(0.64)

The accompanying notes on an integral part of the consolidated financial statements.

MULTIPLE ZONES, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock			Foreign Currency Translation Adjustment
			Accumulated Earnings (Deficit)
	Shares	Amount			Total
Balance, January 1, 1998	13,041,464	$37,751	$7,256	$(36)	$44,971
Issuance of common stock	33,223	96			96
Exercise of stock options	53,695	242			242
Exercise of warrants	45,310	345			345
Net loss			(8,333)		(8,333)
Tax effect of stock options exercised			95		95
Translation adjustments				(66)	(66)

Balance, December 31, 1998	13,173,692	38,434	(982)	(102)	37,350
Issuance of common stock	18,130	98			98
Exercise of stock options	154,465	652			652
Net loss			(6,659)		(6,659)
Tax effect of stock options exercised			273		273
Translation adjustments				126	126

Balance, December 31, 1999	13,346,287	39,184	(7,368)	24	31,840
Issuance of common stock	23,053	92			92
Exercise of stock options	34,318	84			84
Net loss			(414)		(414)
Tax effect of stock options exercised			25		25
Translation adjustments				(24)	(24)

Balance, December 31, 2000	13,403,658	$39,360	$(7,757)		$31,603

The accompanying notes are an integral part of the consolidated financial statements.

MULTIPLE ZONES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net loss	$(414)	$(6,659)	$(8,333)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,929	4,184	3,641
Deferred income taxes	(288)	1,357	(2,179)
Loss on disposal of assets	165	260	3,651
(Gain)loss on disposal of subsidiaries	(1,674)	541
Minority interest	(16)	229	(102)
Tax effect of stock options exercised	24	273	95
Changes in assets and liabilities:
Accounts receivable	(24,310)	5,864	(3,001)
Inventory	(11,428)	27,805	(9,972)
Prepaid expenses and other assets	434	(1,091)	(465)
Accounts payable	7,958	(19,572)	37,043
Accrued liabilities	1,085	(703)	872
Income taxes payable		(1,077)	(796)

Net cash provided by (used in) operating activities	(22,535)	11,411	20,454
Cash flows from investing activities:
Purchases of property and equipment	(3,830)	(6,016)	(3,064)
Proceeds on disposal of subsidiaries	500	740

Net cash used in investing activities	(3,330)	(5,276)	(3,064)
Cash flows from financing activities:
Net borrowing (payments) under line of credit agreement		333	12
Net change in book overdrafts	6,040	(1,003)	244
Payments on capital leases	(1,379)	(1,552)	(641)
Restricted cash	(930)
Net proceeds from sale of common stock	176	750	683
Capital lease obligation		2,101
Other			(130)

Net cash provided by financing activities	3,907	629	168
Effect of exchange rate on cash and cash equivalents		(82)	(111)
Net increase (decrease) in cash and cash equivalents	(21,958)	6,682	17,447
Cash and cash equivalents at beginning of period	25,774	19,092	1,645

Cash and cash equivalents at end of period	$3,816	$25,774	$19,092

Supplemental cash flow information:
Cash paid during the period for interest	$(838)	$(512)	$598
Cash refundable for income taxes	$(235)	$(3,043)	$(1,356)
Noncash investing and financing activity:
Capital leases to finance purchases of equipment	$2,158	$233	$38
Note received on sale of subsidiary	$1,400

The accompanying notes are an integral part of the consolidated financial statements.

MULTIPLE ZONES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

    Multiple Zones, Inc. (the "Company") is a premier solution-based direct reseller of brand name computer products and services to small to medium sized businesses ("SMB") and large enterprise accounts. The Company serves customers through its flagship brands: Zones Business SolutionsTM and Zones.comTM. Zones Business Solutions (http://www.zonesbusiness.com) serves small to medium size businesses, and enterprise, government and education accounts; Zones.com is the Company's Internet store (http://www.zones.com), portal to The PC Zone® and The Mac Zone®. The Company offers products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba. The Company began operations in 1988 by advertising in national trade publications. Catalog circulation commenced with The Mac Zone in 1990, followed by The PC Zone in 1992 directed primarily to SOHO, consumer and small businesses. Outbound telemarketing operations in its existing outbound sales model, utilizing an account executive creating a one-to-one relationship with enterprise and businesses, commenced in 1999. Internet sales and electronic marketing via e-mail began in 1997. The Company launched touchMarketing.com, an Internet-based application service provider of Affordable 1-to-1 Marketing in 1999, which discontinued commercial operations during the first quarter of 2001. References herein to the "Company" include the touchMarketing.com operations through fiscal year 2000.

2. Summary of Significant Accounting Policies

Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

    Cash and cash equivalents are all highly liquid investments with initial maturities of three months or less.

Restricted Cash

    The Company purchased a certificate of deposit in the amount of $930,000 in December 2000. This certificate of deposit was required as security in obtaining a new lease and will be restricted for one full year.

Concentration of Credit Risk

    Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States. The Company has not experienced any losses associated with cash balances and believes that there is minimal risk associated with the cash balances. Concentration of credit risk with respect to trade receivables is limited due to the Company's diverse customer base. The Company closely monitors extensions of credit but does not require collateral.

Inventories

    Inventories consist primarily of computer software and hardware. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Balances at December 31, 2000 and 1999 are net of allowances of approximately $1,691,000 and $1,067,000, respectively. The balance at December 31, 2000 includes inventory in transit to customers due to the change in accounting principle for SAB 101 "Revenue Recognition" of $4,561,000.

    The Company currently buys a significant portion of its products from one supplier. Purchases from this supplier represented 39.1% of total purchases in 2000. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with this supplier was interrupted.

Property and Equipment

    Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from 3 to 5 years and other property and equipment from 3 to 10 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income and/or cash flows will be less than the asset carrying value.

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

Revenue Recognition

    The Company recognizes revenue on product sales at the point in time when the risks and rewards of ownership of the product have transferred to the customer. The Company considers this to be at the point of delivery of the product. The Company offers limited return rights on it product sales. At the point of sale, the Company also provides for an allowance for sales returns, which is established based on historical experience.

    The Company adopted Staff Accounting Bulletin No. 101 "Revenue Recognition" in the fourth quarter of fiscal year 2000 and retroactively applied to January 1, 2000, which resulted in a cumulative effect adjustment for a change in accounting principle of a $59,000 increase of net loss. The adjustment resulted from the change in timing of revenue recognition resulting from the implementation of SAB 101, from the point of shipment to the point of delivery to the customer. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, and related income taxes.

    The Company adopted EITF Issue 00-10 "Accounting for Shipping and Handling Fees and Costs" in the fourth quarter of fiscal year 2000. For the fiscal year ending December 31,2000, the Company classifies amounts billed for shipping and handling as revenue. Prior year comparative balances have been reclassified to conform to the current year presentation. Reclassifications of freight revenue amounted to $12.4 million, $12.4 million and $11.0 million for the years ending December 31, 2000, 1999 and 1998, respectively.

Catalog Costs and Revenues

    The Company produces and distributes catalogs at various intervals throughout the year. Costs to produce and distribute individual catalogs, including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month). Capitalized advertising costs of $523,000 and $1,313,000 were included with prepaid expenses at December 31, 2000 and 1999, respectively. The Company receives incentives in the form of allowances and cooperative advertising funds from most vendors for whom the Company places advertisements in its catalogs. These funds reduce the net expense in the same period in which the corresponding catalog cost is recognized. Advertising expense net of co-op advertising funds is included in selling, general and administrative expenses and totaled $3,113,000 and $3,622,000 for the years ended December 31, 2000 and 1999, respectively.

Segment Reporting

    The Company reports its operating segments in accordance with SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has determined its business has three segments; ZBS, Zones.com and touchMarketing.com. ZBS serves small to medium size businesses, and enterprise, government and education accounts; Zones.com targets Small Office/Home Office ("SOHO") through the Company's Internet store (http://www.zones.com), portal to The PC Zone® and The Mac Zone®, and touchMarketing.com, an Internet-based application service provider of affordable 1-to-1 marketing to businesses, which discontinued commercial operations during the first quarter of 2001.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standard Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The effective date of SFAS No. 133 has been delayed by the issuance of SFAS No. 137 until the fiscal year beginning January 1, 2001. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133. SFAS 138 will be implemented by the Company concurrently with SFAS 133.

Reclassifications

    Certain reclassifications of prior years' balances have been made to conform to the fiscal year 2000 presentation.

3. Fair Value of Financial Instruments

    The estimated fair value of the Company's financial instruments approximates the carrying value. The estimated fair value of the line of credit approximates the carrying value, as this instrument requires interest payments at a market rate of interest plus a margin.

4. Receivables

    Receivables consist of the following (in thousands):

	December 31,
	2000	1999
Trade	$43,178	$27,703
Vendor Receivables/Co-op advertising	14,175	3,736
Licensees and other	1,411	3,689

	58,764	35,128
Less allowances	(2,156)	(2,644)

	$56,608	$32,484

5. Property and Equipment

    Property and equipment consist of the following (in thousands):

	December 31,
	2000	1999
Equipment	$8,396	$6,766
Computer hardware and software under capital leases	6,937	6,058
Computer software/Web Development	10,581	6,963
Furniture and fixtures and leasehold improvements	3,175	3,024

	29,089	22,811
Less accumulated depreciation and amortization	(17,379)	(11,376)

Property and equipment, net	$11,710	$11,435

    Included in accumulated depreciation and amortization is accumulated amortization associated with capital leases at December 31, 2000 and 1999 of $4,519,000 and $3,708,000, respectively.

6. Line of Credit

    At December 31, 2000, the Company had a $35,000,000 credit facility with a major financial institution that can be utilized as both a working line and as a flooring line. This credit facility expires June 30, 2001 and is subject to annual renewals. This credit facility is collateralized by the Company's accounts receivable and inventory. Interest on the working line was charged at the prime lending rate of 9.50% and 8.50% at December 31, 2000 and 1999, respectively. No borrowing amounts were outstanding on the working line at December 31, 2000. The flooring line facilitates the purchase of inventory from various suppliers under certain terms and conditions. At December 31, 2000, accounts payable included $11,505,000 owed to this financial institution under the flooring line, compared to $5,572,000 at December 31, 1999. Amounts purchased under these terms and conditions generally require payment within a period of 30 days, and no interest is charged. Interest will accrue on amounts not paid by the end of this period at variable rates.

    The Company uses this credit facility under its cash management system to cover checks presented for payment in excess of cash balances. As of December 31, 2000 and 1999, the Company had book overdrafts of $8,264,000 and $2,224,000, respectively, which are included with accounts payable.

    The line of credit agreement contains certain covenants and restrictions requiring, among other things, a minimum tangible net worth and certain other financial ratios and restrictions. The Company was in compliance with the restrictive covenants contained in the agreements at December 31, 2000.

7. Income Taxes

    The income tax benefit consists of the following (in thousands):

	Year ended December 31,
	2000	1999	1998
Current	$(27)	$(690)	$(1,935)
Deferred	(161)	(452)	(2,496)
Valuation allowance for deferred tax asset		(1,495)	317

Total	$(188)	$(2,637)	$(4,114)

    The components of deferred taxes were as follows (in thousands):

	December
	2000	31, 1999
Assets:
Allowance for doubtful accounts	$782	$879
Inventory allowances	622	405
Inventory capitalization	21	4
Deferred rent	352	488
Accrued liabilities and other	686	432
Net operating losses	5,704	5,014
Valuation allowance		(355)

	$8,167	$6,867

Liabilities:
Property and equipment depreciation	(1,387)	(248)

	(1,387)	(248)

Net deferred tax asset	$6,780	$6,619

    The net deferred tax asset is recognized in the accompanying balance sheet as follows (in thousands):

Current deferred tax asset	$1,970	$1,682
Non-current deferred income tax asset, net of valuation allowance of $355 in 1999.	4,810	4,937

Net deferred tax asset	$6,780	$6,619

    The deferred tax asset valuation allowance in 1999 is primarily related to international net operating loss carryforwards. The Company's majority interests in its international subsidiaries were divested during 1999. The remaining net operating loss carryforwards relate to domestic operations. Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized through future taxable income. The Company's net operating losses begin expiring in 2019.

MULTIPLE ZONES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7. Income Taxes (Continued)

    A reconciliation of the effective income tax rate on loss before taxes with the federal statutory rate follows:

	Year ended December 31,
	2000	1999	1998
Statutory rate	35.0%	35.0%	35.0%
State income tax	2.3	0.6	1.4
Other	(2.7)	(0.8)	(0.9)
Valuation allowance for deferred tax assets		(6.4)	(2.5)

Effective tax rate	34.6%	28.4%	33.0%

8. Commitments and Contingencies

Operating Leases

    The Company leases its office and returns warehouse space and other equipment under noncancelable operating leases that expire through 2003. Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges. At December 31, 2000, future minimum payments under operating leases were as follows (in thousands):

2001	$2,314
2002	1,871
2003	1,006

Total	$5,191

    Rental expense totaled $2,405,000, $2,165,000 and $2,657,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Obligations Under Capital Leases

    The Company leases equipment and software under various long-term capital leases that expire through 2002. Future lease payments as of December 31, 2000 were as follows (in thousands):

2001	$2,064
2002	1,287

Total future minimum lease payments	3,351
Less amount representing interest	(249)

Present value of net minimum lease payments	3,102
Less current portion	(1,905)

Noncurrent portion	$1,197

Distribution Center

    The Company has contracted with a logistics company to provide and operate its primary distribution center under a renewable contract that expires August 31, 2003. Under this contract, the Company pays a flat rate for each purchase order received and customer order filled.

Letter of Credit

    The Company had an standby letter of credit totaling $930,000 at December 31, 2000 which was collateralized by a certificate of deposit and is recorded as restricted cash.

Legal Proceedings

    Various claims and actions considered normal to the Company's business have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company's financial position or results of operations.

Liquidity

    While the Company has experienced losses in the last three years, it believes that at December 31, 2000, its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at our current year over year rate of growth. However, if the Company's future rate of growth exceeds the current rate, or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Other

    The Company's state tax filings are currently under review by the Washington State Department of Revenue for tax years 1996 through 1999.

9. Shareholders' Equity

Stock Options

    In 1993, the Company adopted a Stock Incentive Plan (the "Plan") whereby the Company may issue incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to key employees. As of December 31, 2000, only stock options have been granted under the plan. Stock options are granted solely at the discretion of the Board of Directors and are generally issued at a price equal to the estimated fair market value of the stock at the date of grant. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options may generally be exercised based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2000.

    In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors. Options outstanding to these individuals at December 31, 2000, were 113,125 shares at option prices of $2.75—$12.00 per share. The maximum number of shares to be granted under this plan was 150,000 at December 31, 2000.

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

    The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2000	1999	1998
Net loss—as reported	$(414)	$(6,659)	$(8,333)
Net loss—pro forma	$(1,803)	$(7,342)	$(8,575)
Basic and diluted loss per share—as reported	$(0.03)	$(0.50)	$(0.64)
Basic and diluted loss per share—pro forma	$(0.13)	$(0.55)	$(0.66)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999 and 1998, respectively: expected volatility of 1.06%, 99% and 98%; risk-free interest rate of 6.15%, 5.54% and 5.1%; and expected lives of 4 years

MULTIPLE ZONES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9. Shareholders' Equity (Continued)

    Information regarding the stock option plans is as follows:

	Options	Weighted- Average Exercise Price	Options Exercisable
Outstanding, January 1, 1998	1,668,625	9.32	391,670
Granted	1,212,905	3.53
Exercised	(53,695)	4.11
Cancelled	(1,582,539)	8.58

Outstanding, December 31, 1998	1,245,296	4.84	197,124
Granted	682,039	9.35
Exercised	(154,465)	3.64
Cancelled	(556,877)	6.18

Outstanding, December 31, 1999	1,215,993	6.93	206,864
Granted	871,951	5.00
Exercised	(34,318)	3.33
Cancelled	(529,933)	6.17

Outstanding, December 31, 2000	1,523,693	$6.14	273,040

2000 option price range for exercised shares	$2.75–$10.06
2000 weighted-average fair value of options granted during the year	$4.23

    The following tables summarize information about fixed-price stock options outstanding at December 31, 2000:

Options Outstanding
Range of Exercise Prices	Outstanding Number at 12/31/00	Weighted- Average Remaining Contractual Years	Weighted- Average Exercise Price
$ 2.75–$ 3.63	329,072	7.81	$3.25
$ 3.69–$ 5.03	451,372	9.44	4.59
$ 5.19–$ 6.63	308,637	9.09	6.00
$ 6.67–$12.00	393,844	8.34	9.61
$12.13–$18.25	40,768	8.09	14.28

$ 2.75–$18.25	1,523,693	8.70	$6.14

Options Exercisable
Range of Exercise Prices	Number at 12/31/00	Weighted- Average Exercise Price
$ 2.75–$ 3.63	138,106	$3.20
$ 3.69–$ 5.03	0	0.00
$ 5.19–$ 6.63	10,816	5.99
$ 6.67–$12.00	115,843	10.06
$12.13–$18.25	8,275	14.33

$ 2.75–$18.25	273,040	$6.56

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

10. Earnings Per Share

    The Company has 45,000,000 common shares authorized, and 13,403,658 issued and outstanding at December 31, 2000. The Company has also granted options and warrants to purchase common shares to the employees and directors of the Company. The options and warrants may have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share data).

	Year ended December 31,
	2000	1999	1998
Basic and diluted earnings per share:
Net loss	$(414)	$(6,659)	$(8,333)

Weighted-average shares used in computing basic And diluted loss per share	13,383	13,287	13,079

Basic and diluted loss per share	$(0.03)	$(0.50)	$(0.64)

Pro forma amount assuming the new revenue recognition principle is applied retroactively—
Loss before cumulative change	$(355)	$(6,659)	$(8,333)
Basic and diluted loss per share	$(0.03)	$(0.50)	$(0.64)
Net loss	$(355)	$(6,543)	$(8,359)
Basic and diluted loss per share	$(0.03)	$(0.49)	$(0.64)

    All options and warrants to purchase common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2000, 1999, and 1998 because the effect of the options and warrants on the calculation would have been antidilutive.

11. Deferred Income 401(k) Plan

    The Company offers a deferred income 401(k) plan to substantially all full time employees with a minimum of six months of service. Participants may make tax-deferred contributions of up to 15% of annual compensation subject to certain limitations specified by the Internal Revenue Code.

12. Related Party Transactions

    Related party transactions for 2000, 1999 and 1998 were as follows (in thousands):

	Year ended December 31,
	2000	1999	1998
Sales to licensees	$6	$541	$1,009

13. Segment Information

    The Company's reportable segments through December 31, 1999 were based on geographic areas of operation: the United States and International. The Company's majority interest in all its international operations were divested during the year ended December 31, 1999, and as of December 31, 2000, the Company retains no equity interest in any international subsidiaries.

    As of January 1, 2000 and thereafter, the Company reports its segments based on its three distinct business segments. These segments are based on the Company's method of internal reporting. Inter-segment revenues are eliminated as the operations of the segments are consolidated. The Company does not segregate the assets based on the reportable segments. The Company has not disclosed prior years' segment data on a comparative basis with fiscal year 2000 because management found it impracticable to do so.

    One of the Company's customers, Microsoft Corporation, represents over 10% of total revenue for the twelve-month period ended December 31, 2000. Net revenue from Microsoft was $128.3 million for fiscal year 2000. This customer's sales are included in the Company's ZBS segment. The loss of this customer could have a material adverse effect on the Company.

    A summary of the Company's operations by segment follows (in thousands):

	ZBS	Zones.com	tM.com	Elimination's	Total
Year ended December 31, 2000
Net revenue	$448,046	$185,890	$594	$(467)	$634,063
Gross profit	40,944	19,040	348	(349)	59,983
Operating expense	(33,360)	(25,950)	(2,671)	349	(61,632)
Income (loss) from operations	7,584	(6,910)	(2,323)		(1,649)
Consolidated assets					111,270
		United States	International	Elimination's	Total
Year ended December 31, 1999
Net revenue		$462,383	$37,581	$(172)	$499,792
Depreciation and amortization		(4,006)	(181)		(4,187)
Income (loss) from operations		(7,721)	(1,014)		(8,735)
Interest revenue (expense)		(248)	(264)		(512)
Total assets		96,124	969	(599)	96,494
Year ended December 31, 1998
Net revenue		$432,657	$80,338	$(522)	$512,473
Depreciation and amortization		(3,246)	(395)		(3,641)
Income (loss) from operations		(10,369)	1,396		(8,973)
Interest revenue (expense)		(218)	(380)		(598)
Total assets		121,177	15,239	(3,369)	133,047

Divestiture of International Subsidiaries

    During 1999, the Company divested majority control over subsidiaries in Austria, France, Germany, Mexico, Switzerland and the United Kingdom. Net sales and results of operations for the subsidiaries that were disposed were recorded through date of divestiture and totaled $33.6 million and a net loss of $828,000, respectively. The Company received proceeds of $740,000 related to the sales and recognized gains and losses on the divestiture of these subsidiaries, resulting in a net loss of $541,000. The Company has no further commitments to these subsidiaries. During the first quarter of 2000, the Company entered into a definitive agreement to sell its remaining minority interest in its India subsidiary. The Company recognized a gain on the transaction of $1,330,000 in fiscal year 2000.

Subsequent Event

    On January 2, 2001, the Company concluded that it could no longer invest in the commercial development of touchMarketing.com's product offerings. For the year ended December 31, 2000, the Company expensed $72,000 for non-recurring charges related to the discontinuation of commercial operations. touchMarketing.com will continue to operate and support the Company's e-marketing efforts at expenses necessary to support only internal operations.

MULTIPLE ZONES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14. Selected Quarterly Financial Date (Unaudited)

    The following information is for the years ended December 31, 2000 and 1999:

December 31, 2000	Previously Reported First Quarter	Restated First Quarter	Previously Reported Second Quarter	Restated Second Quarter	Previously Reported Third Quarter	Restated Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales(2)(3)	$124,622	$126,306	$168,685	$171,839	$169,341	$169,671	$166,247
Cost of sales(2)	112,015	113,865	153,179	156,310	153,526	154,143	149,763

Gross profit	12,607	12,441	15,506	15,529	15,815	15,528	16,484
SG&A expenses	14,846	14,846	15,437	15,437	15,409	15,409	15,939

Income (loss) from operations	(2,239)	(2,405)	69	92	406	119	545
Other expense (income)	(1,440)	(1,440)	(360)	(360)	313	313	381

Income (loss) before income taxes	(799)	(965)	429	452	93	(194)	164
Provision (benefit from) for income taxes	(294)	(351)	144	152	43	(57)	68

Net income (loss) before cumulative change	(505)	(614)	285	300	50	(137)	$96
Cumulative effect of change in accounting principle		(59)

Net income (loss)	$(505)	$(673)	$285	$300	$50	$(137)	$96

Basic and diluted earnings (loss) per share(1)	$(0.04)	$(0.05)	$0.02	$0.02	$0.00	$(0.01)	$0.01

December 31, 1999		First Quarter		Second Quarter		Third Quarter	Fourth Quarter
	(in thousands, except per share data)
Net sales(2)		$138,554		$124,499		$109,024	$127,715
Cost of sales(2)		124,078		112,011		98,830	116,106

Gross profit		14,476		12,488		10,194	11,609
SG&A expenses		14,011		13,263		13,508	16,720

Income (loss) from operations		465		(775)		(3,314)	(5,111)
Other expense (income)		(102)		793		(96)	(35)

Income (loss) before income taxes		567		(1,598)		(3,218)	(5,076)
Provision (benefit from) for income taxes		224		(498)			(2,363)

Net income (loss)		$343		$(1,070)		$(3,218)	$(2,713)

Basic and diluted earnings (loss) per share(1)		$0.03		$(0.08)		$(0.24)	$(0.20)

Pro forma amount assuming the new revenue recognition principle is applied retroactively(4)
Net income (loss)		$317		$(1,107)		$(3,158)	$(2,595)
Basic and diluted income (loss) per share		$0.02		$(0.08)		$(0.24)	$(0.19)

(Footnotes on following page)

(Footnotes for preceding page)

(1)
Net income (loss) per share is computed independently for each of the quarters presented, therefore, the sum of the quarterly net income (loss) per share does not equal the total computed for the year due to shares issued each quarter.

(2)
Net sales and Cost of sales adjusted for Emerging Issues Task Force (EITF) Issue 00-10, Accounting for Shipping and Handling Fees and Costs, which requires that amounts billed for shipping and handling be included in revenues, accordingly, the quarterly information has been reclassified to reflect this change. The reclassification for the first, second, third and fourth quarter for fiscal year 1999 was $3.5 million, $3.0 million, $2.7 million, and $3.3 million respectively.

(3)
During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change and accordingly, the quarterly information for the first three-quarters of 2000, which had been previously reported, has been restated.

(4)
The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, and related income taxes.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors
Multiple Zones, Inc.
Renton, Washington

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows present fairly, in all material respects, the financial position of Multiple Zones, Inc. and Subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    As discussed in Note 2 of the notes to the financial statements, the Company changed its method of revenue recognition effective January 1, 2000.

PRICEWATERHOUSECOOPERS LLP
Seattle, Washington
January 30, 2001

QuickLinks

MULTIPLE ZONES, INC. FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2000 TABLE OF CONTENTS
PART I
PART II
PART III
PART IV
PART I
PART II
PART III
PART IV
SIGNATURES
MULTIPLE ZONES, INC. AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
MULTIPLE ZONES, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except share data)
MULTIPLE ZONES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (in thousands, except per share data)
MULTIPLE ZONES, INC. AND SUBSIDIARIES STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share data)
MULTIPLE ZONES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
MULTIPLE ZONES, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS