Form 10-Q
period 2001-03-31
MULTIPLE ZONES INC
filed 2001-05-14
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number      0–28488

ZONES, INC
(Exact name of registrant as specified in its charter)

Washington	91–1431894
(State of Incorporation)	(I.R.S. Employer
Identification Number)
707 South Grady Way
Renton, Washington	98055–3233
(Address of Principal Executive Offices)	(Zip Code)

(425) 430–3000
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

Yes  ☒     No  ☐

The number of shares of the registrant's Common Stock outstanding as of May 9, 2001 was 13,475,640.

ZONES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Part I.

Item 1. Financial Statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$7,212	$3,816
Restricted cash	930	930
Receivables, net	55,263	56,608
Inventories, net	29,282	29,050
Prepaid expenses	989	1,110
Deferred income taxes	1,970	1,970
Notes Receivable	1,080	1,080
Total current assets	96,726	94,564
Property and equipment, net	11,387	11,710
Other assets	5,047	4,996
Total assets	$113,160	$111,270
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Bank lines of credit	$	$
Accounts payable	69,499	66,267
Accrued liabilities and other	7,893	9,212
Current portion of capital lease obligations	1,904	1,905
Total current liabilities	79,296	77,384
Capital lease obligations, net of current portion	1,126	1,197
Other liabilities	863	955
Total liabilities	81,285	79,536

Minority interest	130	131

Commitments and contingencies

Shareholders' equity:
Common stock	39,398	39,360
Accumulated deficit	(7,653)	(7,757)
Total shareholders' equity	31,745	31,603
Total liabilities and shareholders' equity	$113,160	$111,270

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except earnings per share)
(unaudited)

	Three months ended March 31,
	2001	2000

Net revenue	$161,169	$126,306
Cost of sales	145,691	113,865
Gross profit	15,478	12,441

Selling, general and administrative expense	15,199	14,846
Income (loss) from operations	279	(2,405)

Interest expense	148	129
Other income, net	(36)	(1,567)
Minority interest	(2)	(2)
Other (income) expense	110	(1,440)
Income (loss) before taxes	169	(965)
Provision for (benefit from) income taxes	65	(351)
Net income (loss) before cumulative effect of change in accounting principle	104	(614)
Cumulative effect of change in method of revenue recognition		(59)
Net income (loss)	$104	$(673)

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment		24
Other comprehensive income (loss)		24
Comprehensive income (loss)	$104	$(649)
Net income (loss) attributable to basic and diluted earnings per share	$104	$(673)

Basic earnings (loss) per share	$0.01	$(0.05)
Shares used in computing basic earnings (loss) per share	13,438	13,354

Diluted earnings (loss) per share	$0.01	$(0.05)
Shares used in computing diluted earnings (loss) per share	13,438	13,354

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Deficit	Total

Balance, January 1, 2001	13,403,658	$39,360	$(7,757)	$31,603
Issuance of common stock	33,200	33		33
Exercise of stock options	1,500	5		5
Net loss			104	104
Balance, March 31, 2001	13,438,358	$39,398	$(7,653)	$31,745

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$104	$(673)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,503	1,318
(Gain) Loss on sale of subsidiaries		(1,333)
Minority interest	(1)	(2)
Changes in assets and liabilities:
Accounts receivable	1,345	760
Inventory	(232)	(4,971)
Prepaid expenses and other assets	70	(651)
Accounts payable	9,194	(5,273)
Accrued liabilities	(1,411)	(615)
Income taxes	-	12
Net cash provided by (used by) operating activities	10,572	(11,428)

Cash flows from investing activities:
Purchases of property and equipment	(1,180)	(963)
Net cash used in investing activities	(1,180)	(963)

Cash flows from financing activities:
Net change in book overdrafts	(5,962)	(556)
Net proceeds from sale of common stock	38	50
Net proceeds from capital lease	445
Payments on capital leases	(517)	(229)
Net cash used by financing activities	(5,996)	(735)

Net increase (decrease) in cash and cash equivalents	3,396	(13,126)
Cash and cash equivalents at beginning of period	3,816	25,774

Cash and cash equivalents at end of period	$7,212	$12,648

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Zones, Inc. is a single-source direct reseller of multi-brand information technology products and services to the small to medium sized business and enterprise market.  Zones sells these products and services through specialty print and e-catalogs, inbound and outbound account executives and the Internet.  Zones offers more than 150,000 products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

Incorporated in 1988, Zones, Inc., is headquartered in Renton, Washington. Company and buying information is available at http://www.zones.com, or by calling 800-258-2088.

2.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and operating results for the interim periods.  The results of operations for such interim periods are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission on March 13, 2001.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and of its majority owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Earnings Per Share
EPS is based upon the weighted average number of shares outstanding during the period. Basic earnings per share (“EPS”) exclude all dilution.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements
In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The effective date of SFAS No. 133 was delayed by the issuance of SFAS No. 137 until the fiscal years beginning January 1, 2001. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133.  The adoption of these standards did not have a material impact on the Company’s financial position , as the Company currently holds no derivatives.

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

	Three months ended March 31,
	2001	2000
Basic earnings per share:
Net income (loss)	$104	$(673)

Weighted-average shares used in computing basic Earnings (loss) per share	13,438	13,354

Basic earnings (loss) per share	$0.01	$(0.05)

Diluted earnings (loss) per share:
Net income (loss)	$104	$(673)

Weighted average shares outstanding	13,438	13,354
Stock options
Total commons shares and dilutive securities	13,438	13,354

Dilutive earnings (loss) per share	$0.01	$(0.05)

Pro forma amount for new revenue recognition policy
Loss before cumulative change		$(505)
Basic and diluted loss per share		$(0.04)
Net loss		$(673)
Basic and diluted loss per share		$(0.05)

All options to purchase common stock were excluded from the computation of diluted earnings per share for the three months ended March 31, 2000 because the effect of the options on the calculation would have been antidilutive.

4.  Segment Information

The Company reports its segments based on its two distinct business segments.  These segments are based on the Company’s method of internal reporting. Inter-segment revenues are eliminated as the operations of the segments are consolidated.  The Company does not segregate the assets based on the reportable segments.

On January 2, 2001, the Company discontinued its touchMarketing.com subsidiary.  Accordingly, no separate segment exists in fiscal year 2001.

One of the Company’s customers represented over 10% of total revenue for the three-month period ended March 31, 2001.  Net revenue for this company was $45.3 million for first quarter of 2001.  This customer’s sales are included in the Company’s ZBS segment.  The loss of this customer could have a material adverse effect on the Company.

(in thousands, except per share data)
	Zones.com	ZBS			Total
Quarter ended March 31, 2001
Net sales	$30,389	$130,780			$161,169
Gross profit	3,202	12,276			15,478
Operating expense	(5,355)	(9,844)			(15,199)
Income (loss) from operations	(2,153)	2,432			279
Consolidated assets					113,160

	Zones.com	ZBS	tM.com	Elimination’s	Total
Quarter ended March 31, 2000
Net sales	$52,826	$73,403	$192	$(115)	$126,306
Gross profit	5,518	6,927	89	(93)	12,441
Operating expense	(7,439)	(7,099)	(401)	93	(14,846)
Income (loss) from operations	(1,920)	(173)	(312)		(2,405)
Consolidated assets					111,270

5.          Subsequent Event

The Company filed to change its name on May 10, 2001 to Zones, Inc. from Multiple Zones, Inc. with the Securities Exchange Commission.  The Company is now quoted on the Nasdaq National Market under the symbol “ZONS.”

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking.

Factors that could affect the Company’s actual results include, but are not limited to: (i) future growth, (ii) dependence on sales of Mac products, (iii) vendor support, (iv) competition, (v) pressure on margin, (vi) variability of operating results, (vii) changing methods of distributions, (viii) potential disruption of business, (ix) potential increased in postage, shipping, and paper costs, (x) reliance on vendor relationships, (xi) state sales or use tax uncertainties, (xii) dependence on personnel, (xiii) reliance on outsourced distribution, and (xiv) rapid technological change and inventory obsolescence, and other risks and uncertainties detailed in the Company’s filing with the SEC. The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed on March 13, 2001 with the Securities Exchange Commission.

General

The Company’s revenues consist primarily of sales of computer hardware, software, services, peripherals and accessories, as well as revenue associated with freight billed to its customers.  Net revenues reflect the effects of product returns.  Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include advertising expense net of co-op advertising funds, warehousing, selling commissions, order processing, telephone, credit card fees, and other costs such as administrative salaries, depreciation, rent, and general overhead expenses.  Other expense represents interest expense, net non-operating expense and minority interests in the Company's domestic and former foreign subsidiaries.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected domestic operating data for the periods indicated.  This information has been prepared by the Company on a basis consistent with the Company’s unaudited consolidated financial statements and, in the opinion of management, includes all adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the results of such periods.

	Three months ended March 31,
	2001	2000
Net revenue	100.0%	100.0%
Cost of sales	90.4	90.1
Gross profit	9.6	9.9
Selling, general and administrative expenses	9.4	11.8
Income (loss) from operations	0.2	(1.9)
Other (income) expense	0.1	(1.1)
Income (loss) before income taxes	0.1	(0.8)
Provision for (benefit from) income taxes	0.0	(0.3)
Net income (loss)	0.1%	(0.5)%

Selected domestic operating data:
Catalog circulation	3,200,000	5,900,000
E-media circulation	3,065,000	4,600,000
Number of orders	183,000	250,000
Average order size	$888	$521
Number of account executives, end of period	281	250

Comparison of Three Month Periods Ended March 31, 2001 and 2000

Net Revenue.  Net revenue for the first quarter ended March 31, 2001 increased 27.6% to $161.2 million compared to $126.3 million in the first quarter of 2000.  The Company also realized an increase in average order size to $888 for the three months ended March 31, 2001 from $521 in the first quarter of 2000.  The increase in revenue resulted primarily from increases in the Company’s Zones Business Solutions (“ZBS”) segment. ZBS sales increased 77.6% to $131.0 million for the three months ended March 31, 2001 compared to $73.7 million in the comparable period in 2000. Continued expansion of enterprise accounts, as well as growth in the commercial accounts core business, contributed to this increase.  To support this growth the Company has continued to hire individuals into the ZBS division.  ZBS had 281 Account Executives (“AE”) at March 31, 2001 compared to 250 at March 31, 2000.  Sales by the Company’s Zones.com segment, which is comprised of the Internet and inbound catalog operations, decreased 42.5% to $30.2 million in the first quarter of 2001 from $52.5 million in the first quarter of 2000.  Internet sales decreased 47.9% to $17.2 million for the first quarter of 2001, while catalog sales declined 33.4% to $12.9 million.   The decrease in Internet sales resulted primarily from decreased consumer spending.  Zones.com is a consumer sensitive segment, and in response to an expected slowing economy, the Company scaled back its advertising expenditures.

The following platform sales have not been effected for the reclassification of freight revenue in compliance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”.  PC platform sales accounted for 76.1% of total sales for the first quarter ended March 31, 2001 compared to 52.1% in first quarter of 2000.  Net PC product sales for the three months ended March 31, 2001 increased 88.5% to $120.5 million compared to $63.9 million in 2000.  The increase was due primarily to the 77.6% net sales growth in ZBS for the first quarter of 2001. PC product sales increased to 85.0% of total ZBS sales in the first quarter of 2001 compared to 64.3% in the first quarter of 2000.  Net Mac product sales decreased 35.5% to $37.8 million for the three months ended March 31, 2001 from $58.7 million in 2000. This decrease is consistent with the industry-wide Mac platform sales decline.  The decrease is primarily due to the Company’s conscious effort to scale back its Mac advertising expenditures for Mac platform products, consistent with its overall advertising strategy in the three months ended March 31, 2001 and product availability constraints.  In particular, sales of Apple branded products declined 34.3% in the first quarter 2001 compared with the corresponding period of the prior year.

The fastest growing product categories in terms of sales dollars and the respective growth rates in the first quarter of 2001 compared to the first quarter of 2000 were:

Product Category	Growth Rate
Servers	347.4%
Networking Hardware	97.6%
Licensing	89.4%
Storage & Memory	65.1%

Gross Profit. Gross profit dollar contribution increased to $15.5 million for the first quarter of 2001, up 24.4% from the first quarter of 2000.  However, gross profit as a percentage of net sales declined slightly to 9.6% in the quarter ended March 31, 2001 compared to 9.9% in the first quarter of 2000. This decline in gross profit percentage is primarily due to pricing pressures from intense competition in spite of the continued shift in revenue mix to higher margin products as well as an increase in ZBS sales as a percentage of total sales, particularly large enterprise accounts.  ZBS sales to business, enterprise and education accounts, which tend to carry a lower average gross profit, represented 81.3% of net revenue in the three months ended March 31, 2001.  Gross profit for ZBS was $12.3 million, or 9.4% of ZBS sales, in the first quarter of 2001.  Gross profit for Zones.com was $3.2 million, or 10.5% of Zones.com sales, in the first quarter of 2001.

Selling, General and Administrative Expenses.  As a percent of sales,  SG&A decreased to 9.4% for the quarter ended March 31, 2001 from 11.8% in the first quarter of 2000 as the Company leveraged its existing infrastructure over a broader revenue base. However, the Company continued to invest in the training and development of its account executives to maintain the sales growth in ZBS.  SG&A expense dollars increased 2.4% to $15.2 million for the quarter ended March 31, 2001 from $14.8 million in the first quarter of 2000, however, sequentially, SG&A expense dollars decreased 4.6% from $15.9 million in the fourth quarter of 2000. The Company rationalized its operating costs during the quarter in anticipation of a more difficult economic and operating environment.

The Company produces and distributes catalogs at various intervals throughout the year.  The Company's net cost of advertising decreased to $757,000 in the three month period ended March 31, 2001 from $1.5 million in the comparable 2000 period, but increased sequentially from $493,000 in the fourth quarter of 2000.

Other Income/Expense.  Other expense increased to $110,000 for the quarter ended March 31, 2001 from other income of $1.4 million in the first quarter of 2000. The change was primarily due to a gain on divestiture of the Company’s India subsidiary recorded in the first quarter of 2000.  Net interest expense decreased to $148,000 for the three months ended March 31, 2001 from $381,000 in the fourth quarter of 2000, primarily as a result of decreased borrowing costs associated with the financing of accounts receivable and inventory.

Income Tax Benefit/Expense.  The income tax expense for the quarter ended March 31, 2001 was $65,000 as compared to a recorded benefit of $351,000 in the comparable period of the prior year.  The Company’s effective tax rate expressed as a percentage of income before taxes was 38.5% for the quarter ended March 31, 2001.

Net Income/Loss.  Net income for the quarter ended March 31, 2001 was $104,000 compared to a $673,000 loss in the first quarter of 2000.  Basic and diluted earnings per share were $0.01 for the quarter ended March 31, 2001 and basic and diluted loss per share was $0.05 in the first quarter of 2000.

Trends

The Company is completing its transition to a multi-vendor business to business IT reseller and will continue to formalize and clarify its strategy as a “single point of contact” corporation. The Company’s strategy has evolved over the past two years to meet market demand.  To this end, the Company’s name change illustrates its intent to create a unified brand to sell to the SMB and enterprise marketplace.  This singular focus will keep the Company moving forward and growing in order to remain competitive in today’s economic landscape.

The Company remains susceptible to a slowdown in IT spending.  The entire industry is experiencing a slowing economy, which may impact the Company’s future sales growth and may have an adverse impact on gross profit.  In addition, the economic conditions may make available financing increasingly difficult to obtain.  There can be no assurance that the Company will realize future growth in net sales or will not experience decreases in net sales, or that the Company will be profitable on a quarterly or annual basis.

The computer products industry is highly competitive. The Company competes with other national direct marketers, product manufacturers entering the direct to user market, specialty computer retailers, computer and general merchandise superstores, and consumer electronic and office supply stores. Some of the Company's larger competitors compete principally on the basis of price and may have lower costs than the Company.  The Company believes that competition may intensify in the future due to market conditions and consolidation, and that it may be required to reduce its margins to remain competitive. There can be no assurance that the Company will be able to maintain its gross margins in the future.

The Company’s category merchandising group determines the manufacturers whose products are featured in its Internet and catalog offerings and negotiates the terms and conditions of product coverage. The brand management group works with certain manufacturers and distributors to provide the Company with incentives in the form of rebates, discounts and allowances. The merchandising group is also responsible for developing effective advertising campaigns for manufacturers, managing web-site and catalog design and layout, and coordinating product procurement and inventory management with the Company's purchasing group. In addition, the merchandising group works closely with the purchasing group to capitalize on opportunities for first-to-market and end-of-life-cycle product offerings. If any of these relationships are terminated, there can be no assurance that the Company's business, financial condition and results of operations will not be adversely affected.

Industry

The market for computer products is characterized by rapid changes and frequent introductions of new products and product enhancements.  These changes result in rapid price fluctuations and have led to continued average price reductions, and lower margin dollars per transaction.  A number of Internet-based competitors are selling computer products below cost plus a transaction fee.   In order to remain competitive, the Company may be required to reduce its prices.  Such a reduction in prices could have a material adverse effect on the Company’s future results of operations.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations.  However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of March 31, 2001, the Company had total assets of $113.2 million, of which $96.7 million were current assets.  At March 31, 2001 and December 31, 2000 the Company had cash and cash equivalents, and restricted cash of $8.1 million and $4.7 million, respectively, and working capital of $17.4 million and $17.2 million, respectively.

Net cash provided by operating activities was $10.6 million for the three months ended March 31, 2001 compared to cash used by operating activities of $11.4 million for the three months ended March 31, 2000.  Cash inflows for the three months ended March 31, 2001 were primarily due to an decrease in accounts receivable and by increases in accounts payable. In the three months ended March 31, 2001, accounts receivable decreased $1.3 million, and accounts payable increased by $9.2 million from the three months ended December 31, 2000.

Cash outlays for capital expenditures were $1.2 million and $963,000 in the three months ended March 31, 2001 and 2000, respectively.  These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems.

The net amount of accounts payable outstanding at March 31, 2001 was $69.5 million of which $17.6 million was drawn from a $35.0 million flooring facility and working capital line, collateralized by inventory and accounts receivable.  The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at our current year over year rate of growth.  However, if the Company’s future rate of growth exceeds the current rate, or if working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Other Matters

The Company’s state tax filings are currently under review by the Washington State Department of Revenue for tax years 1996 through 1999.  There are no assurances that the Company will not have a liability resulting from this audit.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(b)	Reports on Form 8-K

On May 10, 2001, the Company filed a report on form 8-K containing the release that it had changed its name from “Multiple Zones, Inc.” to “Zones, Inc.” The Company is now quoted on the Nasdaq National Market under the symbol “ZONS.” No other Reports on Form 8-K were filed during the quarter ended March 31, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

ZONES, INC.

Date: May 14, 2001
	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer