Form 10-Q
period 2001-06-30
MULTIPLE ZONES INC
filed 2001-08-14
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number     0–28488

ZONES, INC
(Exact name of registrant as specified in its charter)

Washington	91–1431894
(State of Incorporation)	(I.R.S. Employer Identification Number)

707 South Grady Way Renton, Washington	98055–3233
(Address of Principal Executive Offices)	(Zip Code)

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

Yes      ☒       No    ☐

The number of shares of the registrant's Common Stock outstanding as of July 31, 2001 was 13,499,118.

ZONES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

Part I.

Item 1. Financial Statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$11,749	$3,816
Restricted cash	930	930
Receivables, net	42,126	56,608
Inventories, net	20,568	29,050
Prepaid expenses	1,057	1,110
Deferred income taxes	1,970	1,970
Notes Receivable	1,076	1,080

Total current assets	79,476	94,564
Property and equipment, net	9,982	11,710
Other assets	4,989	4,996

Total assets	$94,447	$111,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,932	$66,267
Accrued liabilities and other	7,230	9,212
Current portion of capital lease obligations	1,743	1,905

Total current liabilities	60,905	77,384
Capital lease obligations, net of current portion	766	1,197
Other liabilities	771	955

Total liabilities	62,442	79,536

Minority interest	129	131

Commitments and contingencies

Shareholders' equity:
Common stock	39,437	39,360
Accumulated deficit	(7,561)	(7,757)

Total shareholders' equity	31,876	31,603

Total liabilities and shareholders' equity	$94,447	$111,270

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(in thousands, except earnings per share)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net sales	$145,163	$171,839	$306,332	$298,145
Cost of sales	130,894	156,310	276,585	270,175

Gross profit	14,269	15,529	29,747	27,970

Selling, general and administrative	14,089	15,437	29,288	30,283

Income (loss) from operations	180	92	459	(2,313)

Interest expense	79	87	226	216
Other (income) expense, net	(63)	(442)	(99)	(2,009)
Minority interest	(1)	(5)	(2)	(7)

Other (income) expense	15	(360)	125	(1,800)

Income (loss) before taxes	165	452	334	(513)
Provision for (benefit from) income taxes	73	152	138	(199)

Net income (loss) before cumulative change	$92	$300	$196	$(314)

Cumulative effect of change in accounting principle				$(59)

Net income (loss)	$92	$300	$196	$(373)

Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment		24		24

Comprehensive income (loss)	$92	$324	$196	$(349)

Net income (loss) attributable to basic and diluted earnings per share	$92	$300	$196	$(373)

Basic earnings (loss) per share	$0.01	$0.02	$0.01	$(0.03)
Shares used in computing basic earnings (loss) per share	13,476	13,374	13,457	13,371

Diluted earnings (loss) per share	$0.01	$0.02	$0.01	$(0.03)
Shares used in computing diluted earnings (loss) per share	13,476	13,436	13,457	13,371

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Deficit	Total

Balance, January 1, 2001	13,403,658	$39,360	$(7,757)	$31,603
Issuance of common stock	70,481	72		72
Exercise of stock options	1,500	5		5
Net income			196	196

Balance, June 30, 2001	13,475,639	$39,437	$(7,561)	$31,876

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2001	2000

Cash flows from operating activities:
Net income (loss)	$196	$(373)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,583	2,910
(Gain) Loss on sale of subsidiaries		(1,674)
Minority interest	(2)	(7)
Changes in assets and liabilities:
Accounts receivable	14,482	(25,697)
Inventory	8,482	(18,872)
Prepaid expenses and other assets	64	(289)
Accounts payable	(10,739)	13,952
Accrued liabilities	(2,166)	860
Income taxes	-	(31)

Net cash provided by (used by) operating activities	13,900	(29,221)

Cash flows from investing activities:
Proceeds from sale of subsidiaries		500
Purchases of property and equipment	(1,855)	(2,041)

Net cash used in investing activities	(1,855)	(1,541)

Cash flows from financing activities:
Net borrowing under line of credit arrangement		2,950
Net change in book overdrafts	(3,596)	3,518
Net proceeds from sale of common stock	77	82
Net proceeds from capital lease	445
Payments on capital leases	(1,038)	(655)

Net cash used by financing activities	(4,112)	5,895

Net increase (decrease) in cash and cash equivalents	7,933	(24,867)
Cash and cash equivalents at beginning of period	3,816	25,774

Cash and cash equivalents at end of period	$11,749	$907

Supplemental cash flow information:
Noncash investing and financing activity:
Capital leases to finance purchases of equipment		$298
Note received on sale of subsidiary		$1,400

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Zones, Inc. is a single-source, multi-vendor direct reseller of name-brand information technology products and services to the fast growing small to medium sized business market.  Zones sells these products and services through specialty print and e-catalogs, inbound and outbound account executives and the Internet.  Zones offers more than 150,000 products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

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

Earnings Per Share

Earnings per share (“EPS”) are based upon the weighted average number of shares outstanding during the period. Basic EPS exclude all dilution.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company excludes all options to purchase common from the calculation of diluted net loss per share if such securities are antidilutive.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The effective date of SFAS No. 133 was delayed by the issuance of SFAS No. 137 until the fiscal years beginning January 1, 2001. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133.  The adoption of these standards did not have a material impact on the Company’s financial position, as the Company currently holds no derivatives.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("FAS 141").   FAS 141 addresses financial accounting and reporting for business combinations.  FAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.  The Company is currently evaluating the implications of adoption of FAS 141.

In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and other intangible assets" ("FAS 142"). FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of FAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company is currently evaluating the implications of adoption of FAS 142 and plans to adopt FAS 142 in the fiscal year 2002.

.

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

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Basic earnings (loss) per share:

Income (loss) available to common shareholders	$92	$300	$196	$(373)

Weighted average shares outstanding	13,476	13,374	13,457	13,371

Basic earnings (loss) per share	$0.01	$0.02	$0.01	$(0.03)

Diluted earnings (loss) per share:

Net income (loss)	$92	$300	$196	$(373)

Weighted average shares outstanding	13,476	13,374	13,457	13,371
Stock options		62

Total common shares and dilutive securities	13,476	13,436	13,457	13,371

Dilutive earnings (loss) per share	$0.01	$0.02	$0.01	$(0.03)

Pro forma amount for new revenue recognition policy
Income (loss) before cumulative change		$285		$(220)
Basic and diluted loss per share		$0.02		$(0.02)
Net income (loss)		$300		$(314)
Basic and diluted loss per share		$0.02		$(0.03)

All options to purchase common stock were excluded from the computation of diluted earnings per share for the six months ended June 30, 2000 because the effect of the options on the calculation would have been antidilutive.

4.  Commitments and Contingencies

Legal Proceedings

Various legal claims and actions considered normal to the Company’s business have been asserted and are pending against the Company.  The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position or results of operations.

Other

The Company’s state tax filings are currently under review by the Washington State Department of Revenue for tax years 1996 through 1999.  There are no assurances that the Company will not have a liability resulting from this audit.

5.  Segment Information

The Company reports its segments based on its two distinct business segments; Zones Business Solutions (“ZBS”) and Zones.com.  These segments are based on the Company’s method of internal reporting. Inter-segment revenues are eliminated as the operations of the segments are consolidated.  The Company does not segregate the assets based on the reportable segments.

On January 2, 2001, the Company discontinued its touchMarketing.com subsidiary.  Accordingly, no separate segment for this exists in fiscal year 2001.

One of the Company’s customers represented over 10% of total revenue for the three-month period ended June 30, 2001.  Net revenue from this customer was $47.7 million for second quarter of 2001.  This customer’s sales are included in the Company’s ZBS segment.  The loss of this customer could have a material adverse effect on the Company.

(in thousands, except per share data).

	Zones.com	ZBS			Total
Quarter ended June 30, 2001
Net sales	$24,719	$120,444			$145,163
Gross profit	2,561	11,708			14,269
Operating expense	(4,102)	(9,987)			(14,089)
Income (loss) from operations	(1,541)	1,721			180

	Zones.com	ZBS			Total
YTD ended June 30, 2001
Net sales	$54,594	$251,738			$306,332
Gross profit	5,764	23,983			29,747
Operating expense	(9,456)	(19,832)			(29,288)
Income (loss) from operations	(3,692)	4,151			459
Consolidated assets					94,447

	Zones.com	ZBS	tM.com	Elimination’s	Total
Quarter ended June 30, 2000
Net sales	$47,476	$124,422	$112	$(171)	$171,839
Gross profit	4,675	10,853	97	(96)	15,529
Operating expense	(6,237)	(8,481)	(815)	96	(15,437)
Income (loss) from operations	(1,562)	2,372	(718)		92

	Zones.com	ZBS	tM.com	Elimination’s	Total
YTD ended June 30, 2000
Net sales	$99,937	$198,190	$304	$(286)	$298,145
Gross profit	10,195	17,778	186	(189)	27,970
Operating expense	(13,675)	(15,581)	(1,216)	189	(30,283)
Income (loss) from operations	(3,480)	2,197	(1,030)		(2,313)
Consolidated assets					115,954

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

Factors that could affect the Company’s actual results include, but are not limited to: (i) future growth, (ii) dependence on sales of Mac products, (iii) vendor support, (iv) competition, (v) pressure on margin, (vi) variability of operating results, (vii) changing methods of distribution, (viii) potential disruption of business, (ix) potential increases in postage, shipping, and paper costs, (x) reliance on vendor relationships, (xi) state sales or use tax uncertainties, (xii) dependence on personnel, (xiii) reliance on outsourced distribution, (xiv) reliance on major customer, and (xv) rapid technological change and inventory obsolescence, and other risks and uncertainties detailed in the Company’s filing with the SEC. The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 and filed on March 13, 2001 with the Securities Exchange Commission.

General

The Company’s revenues consist primarily of sales of computer hardware, software, services, peripherals and accessories, as well as revenue associated with freight billed to its customers.  Net revenues reflect the effects of product returns.  Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include advertising expense net of vendor co-op, warehousing, selling commissions, order processing, telephone, credit card fees, and other costs such as administrative salaries, depreciation, rent, and general overhead expenses.  Other expense represents interest expense, net non-operating expense and minority interests in the Company's domestic and former foreign subsidiaries.

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

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.2	91.0	90.3	90.6

Gross profit	9.8	9.0	9.7	9.4
Selling, general and administrative expenses	9.7	9.0	9.6	10.2

Income (loss) from operations	0.1	0.1	0.1	(0.8)
Other (income) expense	0.0	(0.2)	0.0	(0.6)

Income (loss) before income taxes	0.1	0.3	0.1	(0.2)
Provision for (benefit from) income taxes	0.1	0.1	0.0	(0.1)

Net income (loss)	0.1%	0.2%	0.1%	(0.1)%

Selected domestic operating data:
Catalog circulation	3,875,000	4,152,000	7,075,000	10,052,000
E-media circulation	2,700,000	5,100,000	5,765,000	9,700,000
Number of orders	145,000	214,000	328,000	463,000
Average order size	$1,026	$816	$949	$657
Number of account executives, end of period	261	220

Comparison of Three Month Periods Ended June 30, 2001 and 2000

Net Revenue.  Net revenue for the quarter ended June 30, 2001 decreased 15.5% to $145.2 million compared to $171.8 million in the second quarter of 2000. The decrease in revenue resulted primarily from the impact of waning consumer sales during an economic downturn, and as a result of the Company’s planned discontinuation of marketing and advertising to the PC consumer in the Zones.com segment.  Additionally, the pervasive economic downturn has drastically reduced IT spending by businesses. Sales by the Company’s Zones.com segment, which is comprised of the Internet and inbound catalog operations, decreased 48.0% to $24.7 million in the second quarter of 2001 from $47.5 million in the second quarter of 2000.  Internet sales decreased 57.5% to $13.2 million for the second quarter of 2001 compared to $31.0 million in the second quarter of 2000, while catalog sales declined 29.9% to $11.5 million from $16.5 million in the comparable quarter of 2000. Sales by the Company’s Zones Business Solutions (“ZBS”) segment decreased 3.2% to $120.4 million for the three months ended June 30, 2001 compared to $124.4 million in the comparable period in 2000. ZBS had 261 Account Executives (“AE”) at June 30, 2001 compared to 220 at June 30, 2000. However, the Company realized an increase in average order size to $1,026 for the three months ended June 30, 2001 from $816 in the second quarter of 2000.The Company continues to expand its portfolio of enterprise accounts, as well as focusing on the productivity of its commercial accounts core business.

The following platform sales have not been affected for the reclassification of freight revenue in compliance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”.  PC platform sales accounted for 78.0% of total sales for the quarter ended June 30, 2001 compared to 66.0% in the second quarter of 2000.  Net PC product sales for the three months ended June 30, 2001 remained flat at $111.4 million in the second quarter year over year. PC product sales increased to 88.0% of total ZBS sales in the second quarter of 2001 compared to 79.4% in the second quarter of 2000.  Net Mac product sales decreased 45.3% to $31.4 million for the three months ended June 30, 2001 from $57.4 million in 2000. This decrease is consistent with the industry-wide Mac platform sales decline.

The fastest growing product categories in terms of sales dollars and the respective growth rates in the second quarter of 2001 compared to the second quarter of 2000 were:

Product Category	Growth Rate

Services	109.2%
Licensing	52.9%
Servers	33.7%
Networking Hardware	30.8%

Gross Profit. Gross profit dollar contribution decreased to $14.3 million for the second quarter of 2001, down 8.1% from the second quarter of 2000.  However, gross profit as a percentage of net sales increased to 9.8% in the quarter ended June 30, 2001 compared to 9.0% in the second quarter of 2000. This increase in gross profit percentage is primarily due to the continued shift in revenue mix to higher margin products and services partially offset by an increase in ZBS sales as a percentage of total sales.  ZBS sales to business, enterprise and education accounts, which tend to carry a lower average gross profit, represented 83.0% of net revenue in the three months ended June 30, 2001 from 72.3% in the comparable period of 2000.  Gross profit for ZBS was $11.7 million, or 9.7% of ZBS sales, in the second quarter of 2001 compared to $10.9 million, or 8.7%, in the second quarter of 2000.  Gross profit for Zones.com was $2.6 million, or 10.3% of Zones.com sales, in the second quarter of 2001 compared to $4.7 million, or 9.9% of Zones.com sales in the second quarter of 2000.

Selling, General and Administrative Expenses.  SG&A expense dollars decreased 8.4% to $14.1 million for the quarter ended June 30, 2001 from $15.4 million in the second quarter of 2000, and sequentially, SG&A expense dollars decreased 7.3% from $15.2 million in the first quarter of 2001.The Company rationalized its discretionary expenses during the quarter due to the more difficult economic and operating environment. As a percent of sales, SG&A increased to 9.7% for the quarter ended June 30, 2001 from 9.0% in the second quarter of 2000 due to the decline in sales volume. The Company continued to invest in the training and development of its account executives to create and maintain a more productive outbound sales force.

The Company produces and distributes catalogs at various intervals throughout the year.  The Company's net cost of advertising increased to $848,000 in the three month period ended June 30, 2001 from $230,000 in the comparable 2000 period.  This increase in net cost is primarily due to a declension in co-op advertising reimbursement.

Other Income/Expense.  Other expense increased to $15,000 for the quarter ended June 30, 2001 from other income of $360,000 in the second quarter of 2000. The change was primarily due to a gain on divestiture of an overseas subsidiary recorded in the second quarter of 2000.

Income Tax Expense.  The income tax expense for the quarter ended June 30, 2001 was $73,000 as compared to a recorded expense of $152,000 in the comparable period of the prior year.  The Company’s effective tax rate expressed as a percentage of income before taxes was 44.2% for the quarter ended June 30, 2001.

Net Income.  Net income for the quarter ended June 30, 2001 was $92,000 compared to net income of $300,000 in the second quarter of 2000.  Basic and diluted earnings per share were $0.01 for the quarter ended June 30, 2001 and basic and diluted earnings per share was $0.02 in the second quarter of 2000.

Comparison of Six Month Periods Ended June 30, 2001 and 2000

Net Sales.  Net sales for the six months ended June 30, 2001 increased 2.7% to $306.3 million compared to $298.1 million in the comparable period of 2000.  The increase resulted primarily from increases in sales by the Company’s ZBS segment offset by a decrease in the Zones.com segment.  ZBS sales increased 27.0% to $251.7 million for the six months ended June 30, 2001 compared to $198.2 million in the comparable period of 2000. Growth in the core business as well as sales to enterprise accounts contributed to this increase. The Company’s model has proven to be a very efficient fulfillment engine in the enterprise market and the Company intends to continue its efforts to successfully penetrate these markets.  Sales by the Company’s Zones.com segment declined 45.3% to $54.6 million in the six months ended June 30, 2001 from $99.9 million in the comparable period of 2000.  Internet sales decreased 52.8% to $30.2 million for the six months ended June 30, 2001 compared to $64.1 million for the six months ended June 30, 2000, while catalog sales declined to $24.4 million from $35.8 million in the comparable period of 2000 due principally to a decline in catalog circulation compared to the same period of the prior year.  The decline in the revenue for the Zones.com segment was primarily due to the impact of waning consumer sales during the economic downturn and in response to the Company’s planned discontinuation of marketing and advertising to the PC consumer.

PC platform sales represented 77.0% of total sales for the six months ended June 30, 2001 compared to 60.2% in the comparable period of 2000.  Net PC product sales for the six months ended June 30, 2001 increased 32.2% to $231.9 million compared to $175.4 million in the comparable period of 2000.  The increase was due primarily to the increase in ZBS sales, which represented 82.2% of domestic net sales for the six months ended June 30, 2001 compared to 66.4% in the comparable period of 2000. Sales to SMB and enterprise accounts have a much higher proportion of PC products.  PC product sales increased to 87.4% of ZBS sales in the six months ended June 30, 2001 compared to 73.8% in the comparable period of 2000. Net Mac product sales decreased 40.3% to $69.3 million for the six months ended June 30, 2001 from $116.1 million in the comparable period of 2000. This decrease is consistent with the industry-wide Mac platform sales decline.

The fastest growing product categories in terms of sales dollars and the respective growth rates in the six months ended June 30,2001 compared to the same period a year ago were:

Product Category	Growth Rate

Servers	111.0%
Services	71.0%
Licensing	69.0%
Networking Hardware	58.2%

Gross Profit.  Gross profit dollar contribution increased to $29.7 million for the six months ended June 30, 2001, up 6.4% from the same period of the prior year.  Gross profit as a percentage of net sales increased to 9.7% in the six months ended June 30, 2001 compared to 9.4% in the comparable period of 2000.  The increase in gross profit was primarily due to a change in product mix as the Company shifted its focus to higher margin product lines such as services and enterprise technology.  The increase in profit was partially offset by increased sales to ZBS customers, which tend to carry a lower average gross profit.  Outbound sales as a percentage of total revenue has increased and now represents 82.2% of net sales in the six months ended June 30, 2001 compared to 66.4% in the comparable period of 2000.

Selling, General and Administrative Expenses.  SG&A expense dollars decreased 3.3% to $29.3 million for the six months ended June 30, 2001 from $30.3 million in the comparable period a year ago. The Company continued to rationalize its operating costs during the turbulent economic and operating environment experienced in the first half of 2001. As a percent of sales, SG&A decreased to 9.6% for the six months ended June 30, 2001 from 10.2% in the comparable period of 2000. The Company continued to invest in the training and development of its account executives to create and maintain a more productive ZBS sales force.

The Company produces and distributes catalogs at various intervals throughout the year.  The Company's net cost of advertising decreased slightly to $1.6 million in the six month period ended June 30, 2001 from $1.7 million in the comparable 2000 period.

OtherIncome/Expense.  Other expense was $125,000 for the six months ended June 30, 2001 compared to other income of $1.8 million in the six months ended June 30, 2000.  The Company realized a one-time gain on disposition of two of its investments in its international subsidiaries for the six months ended June 30, 2000 of $1.7 million.

Income Tax Expense/Benefit.  The income tax expensed for the six months ended June 30, 2001 was $138,000 as compared to a recorded benefit of $199,000 in the six month comparable period of 2000.  The Company’s effective tax rate, as a percentage of income before taxes, was 41.3% for the six months ended June 30, 2001.

Net Income/Loss. Net income for the six months ended June 30, 2001 was $196,000 compared to a net loss of $373,000 in the comparable period of 2000.  Basic and diluted earnings per share were $0.01 for the six months ended June 30, 2001 and basic and diluted loss per share was $0.03 for the six months ended June 30, 2000.

Trends

The Company completed its transition to a multi-vendor business to business Information Technology (“IT”) reseller and accelerated its customer acquisition focus to cultivate the growth of the SMB and enterprise customer base. The Company’s strategy has evolved over the past two years.  The Company believes this singular focus will keep it moving forward and growing in order to remain competitive in today’s competitive economic landscape.

The Company has been affected by the slowdown in U.S. corporate IT spending, creating a more intense competitive landscape that is disrupting the stability of pricing and exerting pressure on margins across all product lines. The industry remains susceptible to further declension in IT spending.  In addition, the economic conditions may make available financing increasingly difficult to obtain.  There can be no assurance that the Company will realize future growth in net sales, will not experience decreases in net sales or that the Company will be profitable on a quarterly or annual basis.

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

Liquidity and Capital Resources

As of June 30, 2001, the Company had total assets of $94.4 million, of which $79.5 million were current assets.  At June 30, 2001 and December 31, 2000 the Company had cash and cash equivalents, and restricted cash of $12.7 million and $4.7 million, respectively, and working capital of $18.6 million and $17.2 million, respectively.

Net cash provided by operating activities was $13.9 million for the six months ended June 30, 2001 compared to cash used by operating activities of $29.2 million for the six months ended June 30, 2000.  Cash inflows for the six months ended June 30, 2001 were primarily due to decreases in accounts receivable and inventory. In the six months ended June 30, 2001, accounts receivable decreased $14.5 million and inventory decreased by $8.5 million from December 31, 2000.

Cash outlays for capital expenditures were $1.9 million and $2.0 million in the six months ended June 30, 2001 and 2000, respectively.  These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems.

The net amount of accounts payable outstanding at June 30, 2001 was $51.9 million of which $15.4 million was drawn from a $35.0 million flooring facility and working capital line, collateralized by inventory and accounts receivable.  The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

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

Item 4. Submission of Matters to a vote of Security Holders

(a)	The Company held its annual meeting of shareholders on April 26, 2001.

(b)	Two matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1.  Election of Directors

Nominee	Votes For	Against	Withheld

John H. Bauer	9,521,250		36,967
John T. Carleton	9,522,445		35,772
Firoz H. Lalji	9,522,100		36,117
Kathleen S. Pushor	9,514,813		43,404
Richard E. Carter	9,521,145		37,072

2. Ratification of Appointment of Auditors

	Votes For	Votes Against	Abstentions

	9,534,596	19,520	4,101

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

3 (i)	Amended Articles of Incorporation

(b)	Reports on Form 8-K

On May 10, 2001, the Company filed a report on form 8-K containing the release that it had changed its name from “Multiple Zones, Inc.” to “Zones, Inc.” The Company is now quoted on the Nasdaq National Market under the symbol “ZONS.” No other Reports on Form 8-K were filed during the quarter ended June 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

ZONES, INC.

                  Date: August 14, 2001

By:	/S/ FIROZ H. LALJI

Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN

Ronald P. McFadden, Chief Financial Officer