Form 10-Q
period 2001-09-30
ZONES INC
filed 2001-11-09
CIK 1013786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Yes ☒  No ☐

The number of shares of the registrant's Common Stock outstanding as of September 7, 2001 was 13,536,406.

ZONES, INC.

Part I.

Item 1.    Financial Statements

ZONES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	September 30, 2001	December 31, 2000

ASSETS
Current assets:
Cash and cash equivalents	$6,357	$3,816
Restricted cash	930	930
Receivables, net	37,114	56,608
Inventories, net	17,203	29,050
Prepaid expenses	1,341	1,110
Deferred income taxes	1,970	1,970
Notes Receivable	863	1,080
Total current assets	65,778	94,564
Property and equipment, net	8,667	11,710
Other assets	5,175	4,996
Total assets	$79,620	$111,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$39,487	$66,267
Accrued liabilities and other	5,530	9,212
Current portion of capital lease obligations	1,598	1,905
Total current liabilities	46,615	77,384
Capital lease obligations, net of current portion	545	1,197
Other liabilities	678	955
Total liabilities	47,838	79,536

Minority interest	129	131

Commitments and contingencies

Shareholders' equity:
Common stock	39,472	39,360
Accumulated deficit	(7,819)	(7,757)
Total shareholders' equity	31,653	31,603
Total liabilities and shareholders' equity	$79,620	$111,270

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except earnings per share)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000

Net sales	$120,723	$169,671	$427,055	$467,816
Cost of sales	108,551	154,143	385,137	424,318
Gross profit	12,172	15,528	41,918	43,498

Selling, general and administrative	12,629	15,409	41,916	45,692
Income (loss) from operations	(457)	119	2	(2,194)

Interest expense	33	357	259	573
Other (income) expense, net	(47)	(39)	(146)	(2,048)
Minority interest		(5)	(2)	(12)
Other (income) expense	(14)	313	111	(1,487)
Loss before taxes	(443)	(194)	(109)	(707)
Benefit from income taxes	(186)	(57)	(47)	(256)
Net loss before cumulative change	$(257)	$(137)	$(62)	$(451)
Cumulative effect of change in accounting principle				$(59)
Net loss	$(257)	$(137)	$(62)	$(510)

Other comprehensive income (expense), net of tax:
Foreign currency translation adjustment		24		24
Comprehensive income (loss)	$(257)	$(113)	$(62)	$(486)

Net loss attributable to basic and diluted earnings per share	$(257)	$(137)	$(62)	$(510)

Basic loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.04)

Shares used in computing basic loss per share	13,499	13,388	13,471	13,376

Diluted loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.04)

Shares used in computing diluted loss per share	13,499	13,388	13,471	13,376

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES

STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Retained
	Shares	Amount	Deficit	Total

Balance, January 1, 2001	13,403,658	$39,360	$(7,757)	$31,603
Issuance of common stock	93,959	107		107
Exercise of stock options	1,500	5		5
Net income			(62)	(62)
Balance, September 30, 2001	13,499,117	$39,472	$(7,819)	$31,653

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine months ended September 30,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$(62)	$(510)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,248	4,426
(Gain) Loss on sale of subsidiaries		(1,674)
Minority interest	(2)	(12)
Changes in assets and liabilities:
Accounts receivable	19,494	(32,152)
Inventory	11,848	(23,615)
Prepaid expenses and other assets	(194)	(595)
Accounts payable	(27,896)	30,825
Accrued liabilities	(3,959)	1,691
Income taxes	-	1
Net cash provided by (used by) operating activities	4,477	(21,615)

Cash flows from investing activities:
Proceeds from sale of subsidiaries		500
Purchases of property and equipment	(2,205)	(2,475)
Net cash used in investing activities	(2,205)	(1,975)

Cash flows from financing activities:
Net change in book overdrafts	1,116	1,087
Net proceeds from sale of common stock	112	144
Net proceeds from capital lease	573
Payments on capital leases	(1,532)	(1,170)
Net cash used by financing activities	269	61

Net increase (decrease) in cash and cash equivalents	2,541	(23,529)
Cash and cash equivalents at beginning of period	3,816	25,774

Cash and cash equivalents at end of period	$6,357	$2,245

Supplemental cash flow information:
Noncash investing and financing activity:
Capital leases to finance purchases of equipment		$298
Note received on sale of subsidiary		$1,400

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Zones, Inc. is a single-source, multi-vendor direct reseller of name-brand information technology products and services to the fast growing small to medium sized business market, enterprise and government and education accounts.  Zones sells these products and services through specialty print and e-catalogs, inbound and outbound account executives and the Internet.  Zones offers more than 150,000 products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

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

In July 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations" ("FAS 141").   FAS 141 addresses financial accounting and reporting for business combinations.  FAS 141 is effective for all business combinations accounted for by the purchase method for which the date of acquisition is July 1, 2001, or later.  The Company does not believe that the adoption of  FAS 141 will have a significant impact on its financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and other intangible assets" ("FAS 142"). FAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  The provisions of FAS 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of FAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company does not believe FAS 142 will have a significant impact its financial statements.

In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("FAS 143"). FAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of FAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company does not believe FAS 143 will have a significant impact its financial statements.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"). This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  This Statement supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  The provisions of FAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 and anticipates adopting its provisions in fiscal year 2002.

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Basic loss per share:

Loss available to common shareholders	$(257)	$(137)	$(62)	$(510)

Weighted average shares outstanding	13,499	13,388	13,471	13,376

Basic loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.04)

Diluted loss per share:

Net loss	$(257)	$(137)	$(62)	$(510)

Total common shares and dilutive securities	13,499	13,388	13,471	13,376

Dilutive loss per share	$(0.02)	$(0.01)	$(0.01)	$(0.04)

Net income (loss) as previously reported		$50		$(170)
Basic and diluted loss per share		$0.00		$(0.01)
Net income (loss) as restated for adoption of SAB 101		$(137)		$(510)
Basic and diluted loss per share		$(0.01)		$(0.04)

All options to purchase common stock were excluded from the computation of diluted earnings per share for the nine months ended September 30, 2000 and 2001 because the effect of the options on the calculation would have been antidilutive.

4.     Commitments and Contingencies

Legal Proceedings

Various legal claims and actions considered normal to the Company’s business have been asserted and are pending against the Company.  The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position or results of operations.

Other

As previously discussed, the Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999.  The Company has not received a final report, however, the Department has indicated that it intends to propose an assessment of up to $2.3 million plus interest.  Based on discussions with the Department, the Company disagrees with substantially all of the deficiencies which may be assessed and intends to contest such deficiencies through the administrative appeals process and, if necessary, litigation.  There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies.  If the Company is not successful in challenging the proposed deficiencies, the additional taxes the Company would be required to pay could have a material adverse impact on the Company.

5.  Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their reportable operating segments.  These segments are based on the method of internal reporting used by the decision-maker of the Company to allocate resources and assess its performance.

In fiscal year 2000, the Company reported its subsidiary, touchMarketing.com, and its two distinct operating units as separate segments. On January 2, 2001, the Company discontinued its touchMarketing.com subsidiary.  Accordingly, no separate segment for this exists in fiscal year 2001.  As of the third quarter of 2001, the Company replaced its operating unit approach with a single-segment approach.  Additionally, in conjunction with the replacement of its reporting approach, the Company no longer separates its internal functions by operating units.  The Company’s reportable segment is a single-source, multi-vendor direct reseller of name-brand information technology products and services to small to medium sized businesses, enterprise, and government and education markets.  The Company does, however, monitor revenue by sales channel (outbound, representing customers over 100 seats, and inbound/micro business, representing inbound call center and businesses under 100 seats) and product mix (CPUs, Networking, Servers, Services, Software, Printers/Monitors/Scanners, Storage/Memory and Accessories/Other).

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Sales Channel
Outbound	$94,119	$125,297	$344,830	$321,845
Inbound/Micro Business	26,603	44,341	82,225	145,918
	$120,722	$169,638	$427,055	$467,763

Product Mix
CPU's	$42,345	$68,369	$152,998	$189,976
Networking	7,837	5,962	24,574	16,461
Servers	6,401	7,186	25,428	16,127
Services	875	664	3,393	2,121
Software	15,950	17,791	49,339	56,519
Printer / Monitors / Scanners	19,365	27,505	67,513	76,972
Storage / Memory	17,411	24,737	66,391	61,947
Accessories / Other	10,537	17,424	37,419	47,640
	$120,722	$169,638	$427,055	$467,763

Substantially, all of the Company’s net sales for the three and nine months ended September 30, 2001 were made to customers located in the United States.  All of the Company’s assets at September 30, 2001 and December 31, 2000 were located within the United States.  One of the Company’s customers represented over 10% of total revenue for the three and nine month periods ended September 30, 2001.  Net revenue from this customer was $33.2 million for quarter ended September 30, 2001 and $127.6 million for the nine months ended September 30, 2001. The Company expects a decline in revenue from this customer over future quarters, but the amount of decline cannot be projected.

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

Factors that could affect the Company’s actual results include, but are not limited to: (i) future growth, (ii) dependence on sales of Mac products, (iii) vendor support, (iv) competition, (v) pressure on margins, (vi) variability of operating results, (vii) changing methods of distribution, (viii) potential disruption of business, (ix) potential increases in postage, shipping, and paper costs, (x) reliance on vendor relationships, (xi) state sales or use tax uncertainties, (xii) dependence on personnel, (xiii) reliance on outsourced distribution, (xiv) reliance on major customers, (xv) rapid technological change and inventory obsolescence, and other risks and uncertainties detailed in the Company’s filing with the SEC. The following discussion and analysis should be read in conjunction with the Risk Factors and other information contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, which was filed on March 13, 2001 with the Securities Exchange Commission.

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

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.9	90.8	90.2	90.7
Gross profit	10.1	9.2	9.8	9.3
Selling, general and administrative expenses	10.5	9.1	9.8	9.8
Income (loss) from operations	(0.4)	0.1	0.0	(0.5)
Other (income) expense	0.0	0.2	0.0	(0.3)
Income (loss) before income taxes	(0.4)	(0.1)	0.0	(0.2)
Provision for (benefit from) income taxes	(0.2)	0.0	0.0	(0.1)
Net income (loss)	(0.2)%	(0.1)%	0.0%	(0.1)%

Selected domestic operating data:
Catalog circulation	4,050,000	3,875,000	11,125,000	13,927,000
E-media circulation	2,400,000	4,000,000	8,200,000	13,700,000
Number of orders	139,000	212,000	467,000	675,000
Average order size	$864	$826	$924	$710
Number of outbound account executives, end of period	207	270

Comparison of Three Month Periods Ended September 30, 2001 and 2000

Net Revenue.  Net revenue for the quarter ended September 30, 2001 decreased 28.8% to $120.7 million compared to $169.7 million in the third quarter of 2000. The decrease in revenue resulted primarily from the impact of the pervasive economic downturn that has drastically reduced IT spending by businesses, and as a result of the Company’s planned discontinuation of marketing and advertising to the PC consumer. Sales by the Company’s outbound sales team to the SMB, enterprise and government and education accounts decreased 24.9% to $94.1 million in the third quarter of 2001 from $125.3 million in the third quarter of 2000. The Company’s current efforts are to expand its portfolio of enterprise accounts, and focus on the productivity of its commercial accounts sales force. Sales by the Company’s inbound and micro business, businesses consisting of less than 100 seats, decreased 40.0% to $26.6 million for the three months ended September 30, 2001 compared to $44.3 million in the comparable period in 2000.

The Company realized an increase in average order size to $864 for the three months ended September 30, 2001 from $826 in the third quarter of 2000.PC platform sales accounted for 74.2% of total sales for the quarter ended September 30, 2001 compared to 70.6% in the third quarter of 2000.  Net PC platform sales for the three months ended September 30, 2001 decreased 25.2% to $89.6 million in the third quarter of 2001 from $119.8 million a year ago.  Net Mac platform sales decreased 37.6% to $31.1 million for the three months ended September 30, 2001 from $49.9 million in 2000.

The fastest growing product categories in terms of sales dollars and the respective growth rates in the third quarter of 2001 compared to the third quarter of 2000 were:

Product Category	Growth Rate
Licensing	61.5%
Services	26.4%
Networking Hardware	26.1%

Gross Profit. Gross profit dollar contribution decreased to $12.2 million for the third quarter of 2001, down 21.6% from the third quarter of 2000.  However, gross profit as a percentage of net sales increased to 10.1% in the quarter ended September 30, 2001 compared to 9.2% in the third quarter of 2000. This increase in gross profit percentage is primarily due to the continued shift in revenue mix to higher margin products and services.

Selling, General and Administrative Expenses.  SG&A expense dollars decreased 18.0% to $12.6 million for the quarter ended September 30, 2001 from $15.4 million in the third quarter of 2000, and sequentially, SG&A expense dollars decreased 10.4% from $14.1 million in the second quarter of 2001. The Company pared its discretionary expenses during the quarter in an effort to realign them to current market conditions. As a percent of sales, SG&A increased to 10.5% for the quarter ended September 30, 2001 from 9.1% in the third quarter of 2000 due to the decline in sales volume.

The Company produces and distributes catalogs at various intervals throughout the year.  The Company's net cost of advertising decreased to $461,000 in the three month period ended September 30, 2001 from $875,000 in the comparable 2000 period.  This decrease in net cost is primarily due to the discontinuation of the PC Zone catalog and accompanying on-line advertising expense associated with the PC consumer customer segment.

Other Income/Expense.  Other income was $14,000 for the quarter ended September 30, 2001 compared to other expense of $313,000 in the third quarter of 2000. The change was primarily due to interest expense in the third quarter of 2000.

Income Tax Benefit.  The income tax benefit for the quarter ended September 30, 2001 was $186,000 as compared to a recorded benefit of $57,000 in the comparable period of the prior year.  The Company’s effective tax rate expressed as a percentage of income before taxes was 41.9% for the quarter ended September 30, 2001.

Net Loss.  Net loss for the quarter ended September 30, 2001 was $257,000 compared to net loss of $137,000 in the third quarter of 2000.  Basic and diluted loss per share was $0.02 for the quarter ended September 30, 2001 and basic and diluted loss per share was $0.01 in the third quarter of 2000.

Comparison of Nine Month Periods Ended September 30, 2001 and 2000

Net Revenue.  Net revenue for the nine months ended September 30, 2001 decreased 8.7% to $427.1 million compared to $467.8 million in the comparable period of 2000. The decrease in revenue resulted primarily from the impact of the pervasive economic downturn that has drastically reduced IT spending by businesses, and from the Company’s planned discontinuation of marketing and advertising to the PC consumer during the second quarter of 2001.  Sales by the Company’s outbound sales team to the SMB, enterprise and government and education accounts increased 7.1% to $344.8 million in the nine months ended September 2001 from $321.8 million in the comparable quarter of 2000.  The Company’s current efforts are to expand its portfolio of enterprise accounts, and focus on the productivity of its commercial accounts sales force. This increase was offset by sales to the Company’s inbound and micro business customers that decreased 43.7% to $82.2 million for the nine months ended September 30, 2001 compared to $145.9 million in the comparable period in 2000.

The Company realized an increase in average order size to $924 for the nine months ended September 30, 2001 from $710 in the comparable nine months of 2000.  PC platform sales accounted for 76.2% of total sales for the nine months ended September 30, 2001 compared to 63.9% in the comparable nine months of 2000.  Net PC platform sales for the nine months ended September 30, 2001 increased 8.8% to $325.5 million from $299.1 million a year ago.  Net Mac platform sales decreased 39.8% to $101.6 million for the nine months ended September 30, 2001 from $168.8 million in 2000.

The fastest growing product categories in terms of sales dollars and the respective growth rates in the nine months ended September 30, 2001 compared to the same period a year ago were:

Product Category	Growth Rate
Licensing	66.0%
Services	57.0%
Servers	54.7%
Networking Hardware	46.5%

Gross Profit.  Gross profit dollar contribution decreased to $41.9 million for the nine months ended September 30, 2001, from $43.5 million in the same period of the prior year.  Gross profit as a percentage of net sales increased to 9.8% in the nine months ended September 30, 2001 compared to 9.3% in the comparable period of 2000.

Selling, General and Administrative Expenses.  SG&A expense dollars decreased 8.3% to $41.9 million for the nine months ended September 30, 2001 from $45.7 million in the comparable period a year ago. The Company continued to rationalize its operating costs during the turbulent economic and operating environment experienced in the first half of 2001. As a percent of sales, SG&A remained flat at 9.8% for the nine months ended September 30, 2000 and 2001.

The Company produces and distributes catalogs at various intervals throughout the year.  The Company's net cost of advertising decreased to $2.1 million in the nine month period ended September 30, 2001 from $2.6 million in the comparable 2000 period.

Other Income/Expense.  Other expense was $111,000 for the nine months ended September 30, 2001 compared to other income of $1.5 million in the nine months ended September 30, 2000.  The Company realized a one-time gain on disposition of two of its investments in its international subsidiaries for the nine months ended September 30, 2000 of $1.7 million.

Income Tax Benefit.  The income tax benefit for the nine months ended September 30, 2001 was $47,000 as compared to a recorded benefit of $256,000 in the nine month comparable period of 2000.  The Company’s effective tax rate, as a percentage of income before taxes, was 43.1% for the nine months ended September 30, 2001.

Net Loss. Net loss for the nine months ended September 30, 2001 was $62,000 compared to a net loss of $510,000 in the comparable period of 2000.  Basic and diluted loss per share were $0.01 for the nine months ended September 30, 2001 and basic and diluted loss per share was $0.04 for the nine months ended September 30, 2000.

Trends

The Company’s transition to a multi-vendor, business to business, Information Technology (“IT”) reseller to the SMB, enterprise and government and education customer base has created a singular focus that will keep it moving forward and growing in order to remain competitive in today’s economic landscape.  The Company has been affected by the slowdown in U.S. corporate IT spending, creating a more intense landscape that is disrupting the stability of pricing and exerting pressure on margins across most product lines.  The industry remains susceptible to further declension in PC product lines sales as the sales mix shifts to software that will extend the life of existing PC’s.

In light of the current economic conditions, the Company has scaled its operations to better suit perceived market demand.  It has also responded to changes in customer buying trends by restructuring its sales organization for increased productivity.  The Company continues to drive sales to higher margin products and services.  It acquires new customers by sending catalogs, direct mail pieces, e-media and other lead generation marketing tools.  The Company’s lead generation function has been enhanced by the creation of a specific sales team that appropriately directs each lead to ensure the customer is receiving the optimal sales experience.  The Company manages its continuous customer touch programs to help retain its customers through account executive relationship, loyalty programs, targeted promotions and the ZonesConnect extranet sites.

Industry

The market for computer products is characterized by rapid changes and frequent introductions of new products and product enhancements.  These changes result in rapid price fluctuations and have led to continued average selling price reductions and lower margin dollars per transaction.  In order to remain competitive, the Company may be required to reduce its prices.  Such a reduction in prices could have a material adverse effect on the Company’s future results of operations.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations.  However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of September 30, 2001, the Company had total assets of $79.6 million, of which $65.8 million were current assets.  At September 30, 2001 and December 31, 2000 the Company had cash and cash equivalents, and restricted cash of $7.3 million and $4.7 million, respectively, and working capital of $19.2 million and $17.2 million, respectively.

Net cash provided by operating activities was $4.5 million for the nine months ended September 30, 2001 compared to cash used by operating activities of $21.6 million for the nine months ended September 30, 2000.  Cash inflows for the nine months ended September 30, 2001 were primarily due to decreases in accounts receivable and inventory offset by a decline in accounts payable. In the nine months ended September 30, 2001, accounts receivable decreased $19.5 million, inventory decreased by $11.8 million and accounts payable decreased by $27.9 million from December 31, 2000.

Cash outlays for capital expenditures were $2.2 million and $2.5 million in the nine months ended September 30, 2001 and 2000, respectively.  These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems.

The net amount of accounts payable outstanding at September 30, 2001 was $39.5 million of which $11.5 million was drawn from a $35.0 million flooring facility and working capital line, collateralized by inventory and accounts receivable.  The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.

The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current revenue level.  However, if the Company’s future revenues decline below the current level, or if working capital erodes and other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Other Matters

As previously discussed, the Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999.  The Company has not received a final report, however, the Department has indicated that it intends to propose an assessment of up to $2.3 million plus interest.  Based on discussions with the Department, the Company disagrees with substantially all of the deficiencies which may be assessed and intends to contest such deficiencies through the administrative appeals process and, if necessary, litigation.  There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies.  If the Company is not successful in challenging the proposed deficiencies, the additional taxes the Company would be required to pay could have a material adverse impact on the Company.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

                10.1         Employment Agreement dated as of February 1, 2001 between the Registrant and Scott F. Koerner

(b)           Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended September 30, 2001.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

ZONES, INC

Date: November 9, 2001

	By:	/S/ FIROZ H. LALJI

Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer