Form 10-K405
period 2001-12-31
ZONES INC
filed 2002-02-26
CIK 1013786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM             TO

Commission File Number  0–28488

ZONES, INC

(Exact name of registrant as specified in its charter)

Washington	91–1431894
(State of Incorporation)	(I.R.S. Employer
Identification Number)

707 South Grady Way
Renton, Washington	98055–3233
(Address of Principal Executive Offices)	(Zip Code)

(425) 430–3000

(Registrant’s Telephone

Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.   ☒

The aggregate market value of the Common Stock held by non-affiliates as of February 19, 2002 was approximately $4,478,560 (1), based upon the last sales price per share of $0.80 as reported by the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding as of February 19, 2002, was 13,563,820.

(1)          Excludes value of Common Stock held of record as of February 19, 2002 by executive officers, directors and other 10% shareholders of the registrant.  Includes Common Stock held of record as of that date by certain depository organizations.  Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

ZONES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

PART I

PART II

PART III

Item 10.	Directors and Executive Officers of the Registrant

Item 11.	Executive Compensation

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Item 13.	Certain Relationships and Related Transactions

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures

Part I

Item 1.    Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which we operate, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “expect”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this document. Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and the Company’s exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, competitive risks, pricing risks and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

General

Zones, Inc. (the ‘Company’) is a single-source, multi-vendor direct reseller of name-brand information technology products to the fast growing small to medium sized business market (‘SMB’), enterprise and government and education accounts.  Zones sells these products through outbound and inbound account executives, specialty print and e-catalogs and the Internet.  Zones offers more than 150,000 products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

The Company was incorporated in November 1988 as a Washington corporation.  The Company’s headquarters are located in Renton, Washington.

Industry Background

The Company believes that many businesses have become more receptive to direct marketing and now make their purchase decisions based primarily on product selection, availability, convenience and price. Direct marketers enjoy efficiencies as a result of centralized operations and distribution and also the ability to offer a broad product and service selection, and purchasing convenience. The Company believes direct marketing efficiencies not only better satisfy many segments of the customer market but also provide a cost-effective marketing vehicle for product manufacturers. The emphasis in today’s market is on applying technology to meet all business needs.  The Company believes its competitive advantage will come from its ability to offer an integration of information technology and business strategy. The Company’s business model is a fulfillment model, which integrates the procurement and resale of traditional product lines with value added logistics services to create a single solution based provider.

The Company’s primary target for continued growth is the SMB market whose projected sales are in the multi-billions of dollars. The Company believes the largest growth area for information technology (“IT”) spending to be SMB’s.  The SMB market over the past several years has steadily increased, while consumer spending has declined.   The SMB market seems to be most resilient in this current IT spending slowdown with the least sensitivity to price fluctuations.  The Company’s SMB market continues to invest in its IT infrastructure as technology continues to change and improve.

Risk Factors

There are a number of important factors that could cause the Company’s actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below, or other factors of which the Company may not yet be aware.

Future Growth. The Company’s net revenue has grown to $541.1 million in 2001 from $499.8 million in 1999 when it began its transition away from the consumer business model.  If the Company does not successfully manage growth in the future, it could significantly limit its ability to meet customer demand and its business could be harmed. The Company’s current business strategy is to pursue additional growth and expand its customer base through increased profitability and productivity in its account executives and targeted marketing tools for acquisition of new customers, retention of its current customers and reactivation of its previous customers. The Company’s future success will depend, in part, on its ability to manage this growth.

The Company has discontinued its marketing and sales efforts to the PC consumer market because the Company shifted its PC strategy to the more profitable and loyal SMB, enterprise, government and education accounts.  Its Mac strategy differs from its PC strategy, because it is not solely focused on the SMB and enterprise market, but it addresses both the consumer and business segments.  During 2001, the technology industry has seen pressure due to dramatically slowing growth rates and price compression, which may influence the Company’s future sales and growth.  In addition, the economic conditions may make available financing on terms acceptable to the Company, increasingly difficult to obtain.  There can be no assurance that the Company will realize future growth in net sales or will not experience decreases in net sales, or that the Company will be profitable on a quarterly or annual basis.

Pressure on Margins. The computer products industry has experienced intense price competition. The Company believes that its competition may aggressively price their product offerings to gain market share.  The Company may be required to reduce its profit margins to remain competitive in the future.  The slowdown in U.S. corporate IT spending has created a more intense competitive landscape that is disrupting the stability of pricing and exerting downward pressure on profit margins across all product lines.  Additionally, a number of manufacturers are providing their products direct to customers.  There can be no assurance that the Company will be able to maintain its gross margins in the future.

Variability of Operating Results. The Company has experienced significant fluctuations in its operating results from quarter to quarter as a result of many factors, including investment in activities to increase the productivity of its sales team, general economic conditions, the condition of the computer products industry, shifts in demand for computer products and industry announcements of new products or upgrades. For this reason, period to period comparisons of the Company’s financial results may not accurately forecast future performance.  There can be no assurance that the Company will be profitable on a quarterly or annual basis or that future operating results will not fall below the expectations of securities analysts or investors, which may cause the common stock price to decline.

Possible Delisting of Securities from Nasdaq National Market.  The Company’s Common Stock is currently quoted on the Nasdaq National Market (the “National Market”).  However, in order to continue to be included in the National Market, a company must maintain, among other things, a minimum closing bid price of $1.00 per share.  Since January 9, 2002, the Company’s Common Stock has consecutively failed to maintain a minimum closing bid price of $1.00 per share.  In order to maintain compliance with the National Market listing requirements, we may be required to take various measures including, but not limited to, raising additional capital and effecting a reverse split of the Company’s Common Stock.  Certain of such measures, including any reverse stock split, would require shareholder approval.  Failure to meet any of the National Market maintenance criteria in the future may result in the delisting of the Company’s Common Stock from the National Market.  The delisting of the Company’s Common Stock would have an adverse impact on the market price and liquidity of the Company’s securities and may adversely affect the Company’s ability to obtain additional financing.  As a result of such delisting, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of the Company’s Common Stock.

Competition.  The computer products industry is highly competitive. The Company believes that product selection, availability and price are the three most important competitive factors.  The Company competes with other national direct marketers, including CDW Computer Centers, Inc., Insight Enterprises, Inc., PC Connection, and PC Mall, Inc. The Company also competes with product manufacturers, such as Dell and Gateway, that sell direct to end-users and large manufacturers, such as Compaq and IBM which are developing a customer direct model; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores.  Many of these competitors rely heavily on the Internet as a marketing and sales channel.  Some of the Company’s larger competitors compete principally on the basis of price and may have lower costs than the Company.  The Company believes that competition may intensify in the future due to market conditions and consolidation.  In the future, the Company may face fewer, but larger and better-financed competitors as a consequence of such consolidation.  Additional competition may also arise if other methods of distribution emerge in the future. The Company competes not only for customers, but also for co-op advertising support from computer product manufacturers.  There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company’s business, financial condition, cash flows and results of operations will not be adversely affected by intensified competition.

Vendor Support.  The Company has various relationships with its vendors, whose programs contribute to profitability.  The Company relies on its vendor partners for co-op advertising, which is a pass-through of expenses associated with catalogs, e-vehicles and direct mail pieces. In addition, certain manufacturers and distributors provide the Company with incentives in the form of rebates, discounts and trade allowances.   Vendors also help offset the cost of returned inventory with discretionary return privileges.  If any of these relationships are terminated, there can be no assurance that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected.

Reliance on Vendor Relationships. The Company acquires products directly from manufacturers, such as Apple and IBM, as well as from distributors such as Ingram Micro, Tech Data and others.  The Company purchased 51.6% and 54.1% of its products from distributors in 2001 and 2000, respectively. Purchases from Ingram Micro, Tech Data and Apple Computer represented 30.8%, 14.6% and 10.5%, respectively, of the Company’s total product purchases in 2001. No other vendor supplied more than 10.0% of the Company’s total product purchases in 2001. Certain hardware manufacturers limit the number of product units available to direct marketers such as the Company.  Substantially all of the Company’s contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company’s relationships with its vendors could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Changing Methods of Distribution. The market for computer products is evolving rapidly in terms of product offerings and methods of distribution.  New methods of distribution, such as on-line shopping services and electronic distribution of software, have emerged. Additionally, some manufacturers sell their hardware and software products directly to individual end-users or corporate accounts. These methods of distribution have resulted in increased patronage and other new methods of distribution may emerge in the future. The Company will be required to remain competitive with existing and evolving distribution channels and methods, and may be required to develop or adopt new methods for distribution in the future. Failure by the Company to do so could have a material adverse effect on its business, financial condition, cash flows or results of operations.

Potential Disruption of Business. The Company’s success is dependent in part on the quality, reliability and proper utilization of its information, telecommunication, desktop publishing and other systems, which are used for web-based distribution, marketing, catalog design and production, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions.  Interruption in any of the Company’s operating systems, Internet systems, Internet connectivity or telecommunication systems could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Rapid Technological Change and Inventory Obsolescence. The computer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. In order to satisfy customer demand and obtain greater purchase discounts, the Company may be required to carry increased inventory levels of certain products, which will subject it to increased risk of inventory obsolescence. The Company participates in first-to-market and end-of-life-cycle purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges and there can be no assurance that the Company will be able to avoid losses related to obsolete inventory.  Within the industry, vendors are becoming increasingly restrictive in guaranteeing return privileges.  While the Company seeks to reduce its inventory exposure through a variety of inventory control procedures and policies such as only holding stock on hand for a two-week sell through run-rate, there can be no assurance that the Company will be able to avoid losses related to obsolete inventory.

Major Customer. One of the Company’s customers, Microsoft Corporation, represented 28.7% of total revenue for the twelve-month period ended December 31, 2001.  Net revenue from Microsoft was $155.2 million for fiscal year 2001. The Company’s relationship with this customer has changed, and sales to this customer may decline in 2002 by approximately 75% of this customer’s fiscal year 2001’s revenue.  The Company expects the impact of this decline to be approximately 10% of total company revenue.

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract that expires in August 2003. Any limitation or interruption of the service being provided by Airborne

Logistics could have a material adverse effect on the Company’s business, financial condition and results of operations.  Certain distributors also participate in the Company’s logistics through electronic data interchange (“EDI”).  Failure to develop and maintain relationships with these and other vendors that would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

Dependence on Personnel. The Company’s future success will depend to a significant extent upon the ability to attract and retain skilled personnel.  The Company’s success will depend on its ability to hire, train and retain competent personnel in all areas of its business.

State Sales or Use Tax Uncertainties. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington, Nevada, Tennessee, Illinois and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to residents of those states. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence in various forms of electronic media and other factors, the Company’s current contact with various states may exceed the level of contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for the Company, could result in increased prices to customers and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company drop-ships product into various states in which it does not collect sales tax.  There are no assurances that drop-ship sales will not be taxed in the future and, if such transactions are taxed, there can be no assurance that the Company will be able to maintain the same level of sales in these states.

Potential Increases in Postage, Shipping and Paper Costs. Postage and shipping costs, as well as the cost of paper for the Company’s catalogs, are significant expenses in the operation of the Company’s business. The Company generally mails its catalogs through the U.S. Postal Service and ships its products to customers by overnight delivery. Any future increases in postage, shipping rates or paper costs could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Business Strategy

The Company’s strategy is to strengthen its position as a leading business to business direct marketer of IT infrastructure solutions.  Its target clients are becoming increasingly dependent on information technology to compete effectively in today’s markets.  The Company believes the business climate will be receptive to its single-source strategy, which strives to efficiently procure and distribute technology products.  The Company resells commodity-based products to customers based on price and availability.  It is striving to capture additional market share by delivering a total IT solution to its customers.   The Company believes this strategy will be effective because of its ability to utilize its combination of vendor relationships and logistic strengths to provide a true single source reselling option to the enterprise, SMB, government and educational marketplace.

During 2001, the Company completed its transition away from the traditional consumer based catalog model to its PC customer base.  The discontinuation of the PC Zone catalog enabled the Company to focus on its business customer, while maintaining its ongoing relationship with its loyal Mac customers.  The focus and clarity gained from transitioning its business has allowed the Company to directly align its resources to successfully service the enterprise accounts, SMB and government and educational institutions.

The Company acquires and develops on-going relationships primarily with enterprise accounts, SMB and government and educational institutions through dedicated teams of outbound account executives (“AE”). In addition to outbound telemarketing, the Company reaches customers through an integrated marketing and merchandising strategy designed to attract customers using dedicated e-marketing and direct marketing vehicles, such as business-focused catalogs, and providing customized web stores for its major corporate customers.  The merchandising strategy involves offering next day availability on a broad range of brand name products at competitive prices.  The Company also offers services to customers through individual

ZonesConnect web pages, customized web sites that provide customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information.

The Company’s business strategy is comprised of the following central elements:

Expansion of Customer Base.  Relationships with large enterprise, SMB, government and education institutions represent a strong growth opportunity for the Company.  During 2001, sales to these customers comprised 85.1% of sales revenue, an increase from 70.6% in 2000.  The Company intends to continue its efforts to increase sales to these accounts through its dedicated enterprise sales team, sales development to increase productivity and profitably of its AE’s, and targeted marketing programs.  Additionally, the Company’s average tenure of its current AE’s who service these customers has increased to 33 months at the end of fiscal year 2001 compared to 19 months a year ago.  Generally, increases in tenure translate into increased productivity.  In addition to outbound telemarketing, the Company uses dedicated e-marketing and direct marketing vehicles to attract and retain customers.

Mac Zone. The Company’s legacy is in the Mac market.  Due to the nature and strong loyalty of Mac product customers, the Company continues to develop these relationships differently than its business to business customers.  It relies upon its Mac Zone catalog and established branding of the Mac Zone to drive sales growth.  The Company continues to invest in increasing its penetration of the Mac market by increasing the catalog circulation and direct mail pieces targeted to the Mac market in order to increase its overall market share.

Sales Retention and Productivity.   The Company continually seeks to attract, retain and motivate high quality personnel.  The Company pays its account executives a base annual salary plus commission.  Commission is tied to sales volume and gross profit dollar goals.  AE’s historically reach a self-sustaining level of productivity after approximately 9 months of training and experience.  The Company focuses on offering intensive training designed to maximize performance and productivity.   The training begins in a traditional classroom setting.  The AE begins responding to inbound calls to gain experience with purchasing customers.  These inbound calls are generated by the Company’s customer acquisition catalogs and the Mac Zone catalog.  As the training program progresses, the AE begins to make outbound calls.  This training program helps the AE migrate to a sales team with a book of business created during training.

Product Breadth and Depth.  The Company depends upon relationships with key vendors for opportunistic product purchases that enhance its margin.  Through a strategic mix of products and vendors, the Company is able to offer its customer a broad selection and competitive pricing.  The Company generally stocks 20% of its product offerings, which represent 80% of its total revenue, in its Ohio warehousing facility.  The remaining items are offered to the customer through the Company’s virtual warehousing partnerships with key distributors and vendors, via electronic data interchange (“EDI”).  The Company uses its warehouse and EDI partners to fulfill its customer’s needs with broad product availability.  EDI provides the Company’s customers access to its partner’s inventory of products and reduces the Company’s handling costs.   Information on price and product availability is uploaded into the Company’s ERP system.  The Company places individual orders directly with its EDI partner who assembles these orders and ships directly to the Company’s customers.

Growth of Enterprise Customers. The Company is actively pursuing development of a niche in the enterprise business arena.  Enterprise business customers often require individually tailored custom treatment and generally have longer sales cycles than SMB customers from proposal to implementation. Despite concessions made for this customer group, the Company believes it is in a position to efficiently and profitably fulfill enterprise business level needs.

ZonesConnect. The Company’s ZonesConnect landing sites provide a personalized, self-service tool available 24 hours a day, 7 days a week.   ZonesConnect adds value by providing access to information that will simplify customers’ business purchasing process.  The Company offers this customized procurement resource system that delivers customized order management, online approval and PO management, asset management and customized corporate standard product list to its business customers.

Marketing Mix. The Company utilizes a combination of e-media, paper catalogs, print advertising and direct mail pieces to reach its customers.  Each marketing piece is targeted to address the needs of a specific cross-segment of the Company’s customers.  The Company has increasingly used the Internet as a cost efficient and

convenient means of communicating with its customers.   In 2001, the Company sent out a combination of 12.3 million e-marketing messages and 14.9 million paper catalogs.

Maintaining Advanced Technology Infrastructure.  The Company has implemented a new enterprise-wide customer relationship management e-business application, CRM.  The CRM system augments internal communications between its sales, marketing, service and call center functions.  DataMart, a company wide data repository, was developed to provide flexible and personalized reporting for Sales, Marketing, Merchandising, Purchasing, Logistics and Finance.  The Company intends to continually improve its web site functionality, and intends to continue to make technological improvements to the web site.

Sales and Marketing

Outbound Telemarketing.  As of December 31, 2001, the Company had a staff of 176 AE’s who actively pursue sales to enterprise, SMB, government and education institutions by establishing one-to-one relationships through outbound telemarketing.  The primary targets for these AE’s are the customers representing 50-500 seats.  These commissioned AE’s develop long-term relationships with their accounts through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping.  In addition, the Company utilizes e-marketing, fax broadcast messaging and other marketing initiatives to enhance sales.

Inbound Sales. The Company believes it has well trained and knowledgeable inbound telemarketing representatives.  The Company offers toll-free numbers for inbound sales that are staffed seven days a week.  Sophisticated systems allow the Company’s representatives to quickly access a customer’s record and billing information and review details of past purchases.  For most products sold, the systems also contain an extensive on-line database of information on product specifications, benefits and features; compatibility of related products; and system requirements for software programs. In addition, the systems automatically prompt telemarketing representatives to offer customers the latest upgrades and complementary software and peripherals. The Company’s inbound telephone sales personnel are also available to assist online customers.

Extranet Commerce.  The Company offers no-fee web stores for its customers. These web pages provide its customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information. A free extension of these customer specific extranets extends buying privileges to their employees.  In addition, we often provide more customized extranet sites for larger customers with specific online procurement needs.

Internet Commerce.  The Company’s electronic commerce site on the Internet, Zones.com, provides a lower-cost sales channel to both supplement and enhance our person-to person selling model.  The Company’s electronic commerce sites, Zones.com and MacZone.com, provide its customers detailed product information and the convenience of on-line purchasing.  To drive traffic to its Internet sites, the Company leverages its catalog circulation by featuring the Internet address throughout the catalogs, including on the cover.  The web sites are featured on all the Company’s promotional communications. The Company also utilizes marketing through e-catalogs, as well as on-line price promotions and affiliations.  The Company sent 12.3 million e-catalogs in 2001.

Catalogs.  The Company markets products through targeted mailings of its monthly catalogs.  As the business model evolves and continues to focus on outbound sales and e-commerce, reliance on catalogs as a direct response vehicle continues to diminish, except for the Company’s Mac Zone catalog. The Company utilizes its catalog distribution as a customer acquisition strategy by using the catalog as both a direct marketing tool and a branding vehicle to drive significant traffic to its web store, zones.com, as well as to the inbound sales force.

The Company uses cooperative advertising funds, which are a pass-through of expenses, to substantially offset the costs associated with its catalog circulation and other marketing activities.  The amount of funding available from the Company’s vendor-partners has generally declined both in dollars and as a percentage of sales.  The Company’s net cost of advertising totaled $2.5 million in 2001.  Domestic net advertising costs were $3.1 million in 2000 and $3.6 million in 1999.  Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

Each edition of the catalog is typically produced with several cover versions.  Each catalog is printed with full-color photographs, detailed descriptions of product specifications, benefits and features, as well as pricing and ordering information. The catalogs are designed to the specification of the vendor and produced in-house by the Company’s staff of designers and production artists using a sophisticated computer-based catalog production system. The Company also produces direct mail pieces for highly targeted promotions of specific products, such as software upgrades, to relevant customers. The Company’s catalogs and direct mail pieces are printed and distributed commercially.

Products and Merchandising

Through the Company’s catalogs, Internet site and consultative sales force, the Company can offer customers access to over 150,000 hardware, software, peripheral and accessory products and services for users of PC and Mac computers from over 1,000 manufacturers.

Computers and Servers. The Company offers a large selection of desktop, laptop and notebook personal computer systems and servers from leading manufacturers such as Apple, Compaq, Hewlett-Packard, Fujitsu, IBM, Sony, and Toshiba.

Peripherals, Accessories and Networking. The Company carries a full line of peripherals products such as printers, monitors, keyboards, handhelds (PDA’s), memory, storage devices, modems, projectors, scanners, and digital cameras, as well as various accessories and printing supplies such as toner cartridges, storage media and cables. Brands offered by the Company include APC, Apple, Canon, Epson, Hewlett-Packard, In Focus, Iomega, Kingston, Kodak, Fuji, Logitech, NEC, Okidata, Palm, Phillips, Quantum, Sony, UMAX, ViewSonic and Western Digital

Networking.  The Company provides networking products such as switches, hubs, routers, firewalls and wireless devices.  Brands offered by the Company include Cisco, 3Com, Linksys, Netgear, Intel, Hewlett-Packard, D-Link and Buffalo.

Software. The Company sells a wide variety of packaged software and licensing programs in the business, personal productivity, connectivity, utility, language, educational, entertainment and other categories. The Company offers products from larger, well-known manufacturers as well as numerous specialty products from new and emerging software development companies. Brands offered by the Company include Adobe, Computer Associates, Corel, Intuit, Macromedia, Microsoft, Novell, Symantec and Quark, among others.

The following table shows the Company’s gross sales attributable to various product categories during 2001, 2000, and 1999.

	Year ended December 31,
	2001	2000	1999
Computers and servers	39.7%	42.0%	41.0%
Peripherals, accessories and networking	48.4	46.5	43.7
Total hardware	88.1	88.5	84.7
Software	11.9	11.5	15.3
Total	100.0%	100.0%	100.0%

The Company’s category merchandising group determines the manufacturers whose products are featured in its Internet and catalog offerings and negotiates the terms and conditions of product coverage.  In exchange for product coverage and the benefit of having information about their products available to the Company’s customers, manufacturers provide the Company supplier investment funds to defray the outside costs of the catalog publication. The Company uses these funds to defray the expense of Internet marketing and catalog production, direct mail pieces, brand specific training for sales staff, and promotional activities to incite sales.  The brand management group works with certain manufacturers and distributors to provide the Company with incentives in the form of rebates, discounts and trade allowances. Vendors also help offset the cost of returned inventory with discretionary return privileges.  If any of these relationships are terminated, there can be no assurance that the Company’s business, financial condition and results of operations will not be adversely affected.

The merchandising group is also responsible for developing effective advertising campaigns for manufacturers, managing web-site and catalog design and layout, and coordinating product procurement and inventory management with the Company’s purchasing group. In addition, the merchandising group works closely with the purchasing group to capitalize on opportunities for first-to-market and end-of-life-cycle product offerings.

Purchasing

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices.  The Company’s purchasing team works to develop and maintain relationships with a broad base of reliable, high-quality suppliers.  Through strategic negotiation, the team works to obtain the lowest overall acquisition cost, in an effort to enable the Company to provide competitive pricing for its clients while enhancing its margins.

The Company acquires products directly from manufacturers such as Apple, Compaq and IBM, as well as through distributors such as Ingram Micro, Tech Data, Synnex, and others.  In 2001, The Company purchased approximately 51.6% of its merchandise in 2001 from distributors compared to 54.1% in 2000, and the balance direct from manufacturers.  The Company believes that its sourcing strategy enables it to take advantage of significant special offers, discounts and supplier reimbursements, while also minimizing inventory costs.  The Company believes it has excellent relationships with its suppliers and attempts to take advantage of all appropriate discounts.

The Company utilizes a blend of stocking, on-demand procurement, and indirect fulfillment in executing its inventory management strategy.  The Company generally stocks those products that represent the top 80% of total revenue, including high-velocity and strategic products, as well as opportunistic purchases.  The remaining products are provided to its customers primarily through virtual warehousing partnerships with key distributors and manufacturers.  Through these partnerships, the Company is able to offer a broad selection of products, and provide prompt, cost-efficient fulfillment with minimal inventory exposure.  This virtual fulfillment model is facilitated through industry-standard EDI linkages with suppliers.  All associated transactions are managed through and integrated within the Company’s ERP system, which lowers administrative overhead.

At December 31, 2001, the Company maintained a net investment in inventory of $16.9 million, representing 20 annual inventory turns.

Order Fulfillment and Distribution

The Company distributes products virtually through its EDI arrangement with its vendors, as well as through its Airborne Logistics Services (“ALS”) warehouse.

ALS provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a contract that expires in August 2003.  Employees of Airborne Logistics utilize the Company’s systems, policies and procedures to receive, log and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested by the Company. The Company also uses this warehouse facility to house special buys, constrained product and other high velocity product.

The Company pays a flat rate for each order filled by ALS.  Orders received by the Company are electronically transmitted on a dedicated data line to its computer equipment at the Airborne Logistics distribution center, where a packing slip is printed out for order fulfillment and inventory availability is automatically updated on all of the Company’s information systems. All inventory items are bar coded and located in computer-designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted by 1:00 a.m. Eastern Time can generally be delivered overnight via Airborne Express. Upon request, orders may also be shipped for Saturday delivery or by ground service or other overnight delivery services.

The Company operates a return logistics warehouse in Henderson, Nevada.  The returns warehouse accepts returns on certain products, processes the return and determines viability of the product.  The warehouse is then responsible for return to vendor, return to general inventory, repairs or liquidation of the returned merchandise.

The Company continues to experience a significant decline in domestic customer return rates.  Its returns remained at 3.5% of gross sales in 2001 compared to 2000, and declined from 4.3% in 1999.  Decreases in 2000 were primarily attributable to a more effective sales force and mandating certain product returns be sent directly to the vendor. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

Database Marketing

The Company maintains a proprietary database containing 5.0 million customer and inquirer records. The Company attracts new customers and prospective customers through advertising in major trade publications, on-line media, targeted direct mail programs and through selective mailing of catalogs to names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers, association memberships and other sources. The Company regularly analyzes and updates its database and other available information in order to enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers’ needs and generate additional product orders. The Company also strives to improve the size, quality and responsiveness of its database through the use of sophisticated modeling techniques. The Company believes that by selectively targeting its print media and e-vehicles to specific groups of customers with known product affinities and purchasing characteristics, it will be able to increase order rates from customers.   This also enhances the effectiveness of the Company’s print catalogs and e-vehicles, and their desirability as a marketing channel for product manufacturers. The Company leverages its database marketing capabilities by providing key product manufacturers with marketing research such as price sensitivity tests, list response analyses, and database marketing consulting services. The Company believes these efforts assist it in promoting and preserving positive relationships with these manufacturers.

Technical Support and Customer Service

The Company’s customer service representatives respond to questions regarding order status and related matters, billing issues and assist customers with product returns. Most vendors offer an unconditional 30-day warranty on defective products.

The Company also has a staff of dedicated technical support personnel who assist customers with the installation and operation of the products they purchase and are available toll-free 30 days after the customer’s purchase date.  The technical support staff assists the Company’s Account Managers with pre-sale questions to maximize customer satisfaction at the point of sale.  These personnel also offer customers support with customized configuration of their computer systems.   Currently, the technical and engineering support staff have worked diligently to obtain various manufacturer certifications including Cisco CCNP, CCNA, Microsoft MCSE, Citrix CCA, Compaq ASE and Sans, and HP STAR.

Systems

The Company has committed significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions.  The Company recently upgraded the Enterprise Network to CISCO routers and switches that provide a dedicated 100-Mb to each of the desktops and 1-Gb to the enterprise servers.  Concurrently, a new CRM system was implemented to provide centralized sales, marketing and customer service data company-wide.  DataMart, a data repository, was developed to provide flexible and personalized reporting for sales, marketing, merchandising, purchasing, logistics and finance.   Additionally, the Company relies on EDI to procure products from several distributors and vendors as well as accept orders from enterprise customers.  The Company is continually looking at technological advances to increase the productivity of its employees.

Employees

At December 31, 2001, the Company had 554 employees in its operations.  The Company considers its employee relations to be good.  The Company has never had a work stoppage and believes no employees are represented by a labor organization.  The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company.

Sales Team Education

The Company provides a balance of classroom and practical, on-the-job learning within an outbound sales environment. It provides new AE’s with an 8-week acceleration process, including 208 hours in the classroom and 104 hours on-the-job training.

Zones Team Development takes an integrated approach in developing the new hires’ skills for acquiring and retaining customers using a relationship building sales methodology.  AE’s learn to utilize various internal and external systems, receive hardware and software product education, and learn the equities of question based selling to build customer relationships.  In addition, the Company involves key vendor partners to educate its AE’s by offering monthly vendor fairs, lunch and learns and on-the-job cart product knowledge training.

Corporate Education for Teammembers

The Company’s training process begins with a new hire orientation program, which includes each new teammember being paired with a peer advisor.  The Company offers a wide range of on-line training that a teammember can access at any time and is continuing to develop a strong management training program that will include such classes as leadership and innovation, creativity and decision making, empowerment, interviewing, supervisory responsibilities, time management and goal setting.  The Company will continue to grow its management development coursework to reinforces its vision and values.

Mission & Values.

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion.  It strives to achieve this by stimulating a positive and collaborative workplace environment, delivering high speed and quality service to its customers, and adapting to external changes with flexibility, innovation and leading edge technology.

Trademarks

The Company conducts its business in the United States primarily under the service marks The PC Zone® and The Mac Zone® registered with the United States Patent and Trademark Office. These registrations have an indefinite term, as long as the service marks are used in connection with the Company’s business activities.  The Company believes its service marks have significant value and are an important factor in the marketing of its products. The Company intends to take appropriate steps to protect and renew its service mark registrations.  If challenged, there are no assurances that the Company will be able to protect its intellectual property.

Regulatory and Legal Matters

In addition to federal, state and local laws applicable to all corporations and employers in general, the direct marketing business as conducted by the Company is subject to the Federal Trade Commission’s Merchandise Mail Order Rule and related regulations. The Company is also subject to laws and regulations relating to truth-in-advertising and other fair trade practices. The Company has implemented programs and systems to promote ongoing compliance with these laws and regulations.

Item 2.    Properties

The Company currently leases approximately 132,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Renton, Washington and approximately 18,000 square feet of space for its return warehouse facility in Henderson, Nevada.  The Company believes that its facilities are adequate to meet its capacity requirements in the future, but there can be no assurance that the facilities will ultimately do so.

Item 3.    Legal Proceedings

Various claims and actions of a type commonly encountered in the Company’s industry have been asserted and are pending against the Company. The Company believes that such claims and actions, individually or in the aggregate, will not have a material adverse effect upon the Company’s financial position or results of operations.

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999.  The Company has received a final report, and the Department has assessed $2.1 million plus interest.  Based on discussions with the Department, the Company disagrees with substantially all of the deficiencies and has contested such deficiencies through the administrative appeals process and is pursuing further litigation.  There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies.  Additionally, the Department may also make a similar assessment for 2000 and 2001.  An unfavorable decision could have a material effect on the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4a.  Executive Officers of the Registrant

Firoz H. Lalji, age 55, has served as the Company’s President and Chief Executive Officer since May of 1998, and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990.  Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company.   From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated over 140 camera specialty stores in eight western states.

Scott F. Koerner, age 44, has served as Executive Vice President and Chief Operating Officer since December 2000.  Prior to that, Mr. Koerner was Senior Vice President and General Manager for Zones Business Solutions since April 2000. From 1999 to 2000, Mr. Koerner served as Vice President of Marketing and Merchandising for ZBS.  From 1998 to 1999, Mr. Koerner served as the Senior Vice President of Sales and Marketing for Sayers Computer Source, a Midwest VAR servicing corporation.  From 1996 to 1998, Mr. Koerner served as Senior Vice President and General Manager of Elek-Tek/Creative Computers.  From 1994 to 1996, he served in various positions while at Montgomery Ward & Company including Vice President, Electric Avenue and Regional Managing Director.

Ronald P. McFadden, age 45, has served as Senior Vice President and Chief Financial Officer since May 2000. Prior to this position Mr. McFadden was the Company’s Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer for Kits Cameras, Inc., which operated over 140 camera specialty stores. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

Anwar Jiwani, age 47, has served as Senior Vice President and Chief Information Officer since April 1999.  Prior to this Mr. Jiwani served for 23 years with The Royal Bank of Canada.

E. Diane Parks, age 55, has served as Senior Vice President and Chief Marketing Officer since November 2000. Throughout 2000, she held senior marketing positions with Clear Logic. During 1999, Ms. Parks served at IMI Systems, a division of the Olsten Corporation.   From 1977 to 1986, and from 1987 to 1999, Ms. Parks held domestic and international marketing positions with Sperry Corporation and Unisys Corporation.

Part II

Item 5.    Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s Common Stock is quoted on the Nasdaq National Market under the symbol ZONS.  The following table sets forth the range of high and low sales prices for the Common Stock as reported by the Nasdaq National Market.

	Year ended December 31,
	2001		2000
	High	Low	High	Low
First quarter	$4.38	$1.25	$17.00	$5.75
Second quarter	2.50	1.57	7.63	3.13
Third quarter	2.00	0.60	8.25	3.59
Fourth quarter	1.10	0.55	4.56	1.00

As of the March 15, 2002 record date, the Company had over 7,000 holders of record of its Common Stock.  The Company has never paid, and has no present plans to pay, a cash dividend on its Common Stock.  The Company intends to retain its earnings to finance the expansion of its business.

Item 6.    Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries.  The balance sheet data at December 31, 2001 and 2000 and the statement of operations data for the years ended December 31, 2001, 2000 and 1999 have been derived from the audited financial statements and notes thereto included in this Annual Report on Form 10-K.  The balance sheet data for the years ended December 31, 1999, 1998 and 1997 and the statement of operations data for the years ended December 31, 1998 and 1997 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K.  This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2001	2000	1999	1998	1997
	(In thousands, except per share data and operating data)
Statement of Operations Data:
Net sales[8]	$541,075	$634,063	$499,792	$512,473	$500,770
Cost of sales [4,5,8]	487,450	574,080	451,025	458,037	442,650
Gross profit[8]	53,625	59,983	48,767	54,436	58,120
Selling, general and administrative expenses [3,4,5]	53,985	61,632	57,502	63,409	62,910
Loss from operations	(360)	(1,649)	(8,735)	(8,973)	(4,790)
Other (income) expense, net [1,3,4,5]	(26)	(1,106)	561	3,474	1,618
Loss before income taxes	(334)	(543)	(9,296)	(12,447)	(6,408)
Benefit from income taxes	(149)	(188)	(2,637)	(4,114)	(965)
Loss before cumulative effect of change in accounting principle[3,4,5]	(185)	(355)	(6,659)	(8,333)	(5,443)
Cumulative effect of change in method of revenue recognition[2]		(59)
Net loss	$(185)	$(414)	$(6,659)	$(8,333)	$(5,443)

Basic and diluted loss per share [3,4,5]	$(0.01)	$(0.03)	$(0.50)	$(0.64)	$(0.42)

Weighted average shares used in computation of basic and diluted loss per share	13,488	13,383	13,287	13,079	12,965

Pro forma amounts assuming the new revenue recognition principle is applied retroactively-[2]
Net loss		$(355)	$(6,543)	$(8,359)	$(5,377)
Basic and diluted loss per share		$(0.03)	$(0.49)	$(0.64)	$(0.41)

Balance Sheet Data:
Working capital	$19,277	$17,180	$17,484	$27,601	$35,057
Total assets	77,901	111,270	96,494	133,047	104,810
Short-term debt	1,412	1,905	1,615	2,943	3,045
Long-term debt, net of current portion	226	1,197	986	338	892
Total shareholders’ equity	$31,558	$31,603	$31,840	$37,350	$44,971

Selected Operating Data: [6]
Catalogs distributed	14,895,000	18,877,000	31,075,000	46,300,000	50,500,000
e-media distributed	12,291,000	17,456,000	10,319,000
Number of shipments [7]	611,002	866,916	844,646	1,033,182	1,116,664
Average order size [7]	$896	$748	$556	$435	$406
Number of outbound account executives	176	274	238	142	91

1 During the first quarter of 2000, the Company recognized a one time gain on the sale of its Indian subsidiary of $1.3 million.

2 During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements.  Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change.  The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, and related income taxes.

3 During 1999, the Company recognized gains and losses on the divestiture of an investment with majority control in Austria, France, Germany, Mexico, Switzerland and the United Kingdom, resulting in a net loss of $541,000.

4 During 1998, the Company recorded charges related to the write-off of inventory, the closure of international subsidiaries, staffing reductions and the disposal of unproductive computer hardware and software.  Excluding the effect of these charges, the Company would have reported a net loss of $2,600,000 or $0.20 per share.

5 During 1997, the Company recorded charges related to the write-off of goodwill, accounts receivable, inventory and the closure of three international subsidiaries.  Excluding the effect of these charges, the Company would have reported net income of $2,713,000 or $0.21 per share.

6 Selected operating data excludes international operations.

7 Number of shipments is the number of domestic outbound orders to customers from the third-party distribution center utilized by the Company.  Average order size is calculated by dividing domestic gross sales by the number of domestic orders.

8 Net sales and Cost of sales include a reclassification for presentation purposes in accordance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs”.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations contains certain forward-looking statements.  For this purpose, any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements.  Without limiting the foregoing, the words “believes,” “anticipates,” “plans,” “expects” and similar expressions are intended to identify forward-looking statements.  There are a number of important factors that could cause the Company’s actual results to differ materially from those indicated by any such forward-looking statements.  These factors include, without limitation, those items set forth in Item 1 above under the caption “Risk Factors.”

The following discussion and analysis should be read in conjunction with the Company’s Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K.

General

The Company’s revenues consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers. Net sales are product sales only, and reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include advertising expense net of vendor co-op, warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Other expense represents interest expense net of non-operating income and minority interests in the Company’s subsidiary.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States.  The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and should be read in conjunction with its summary of significant accounting policies (see Note 2 of the Company’s Notes to Consolidated Financial Statements).  The Company’s critical accounting policies are as follows:

☐            Revenue recognition

☐            Estimating valuation allowances, specifically allowance for doubtful accounts and inventory obsolescence

☐            Accounting for income taxes

Revenue recognition.

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable.  The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.  The Company offers limited return rights on its product sales.  At the point of sale, the Company also provides for an allowance for sales returns, which is established based on historical experience.

Estimating valuation allowances and accrued liabilities.

The Company uses significant judgment and estimates in the preparation of its financial statements that affect the carrying values of its assets and liabilities. On an on-going basis, the Company evaluates its estimates.

The Company maintains allowances for doubtful accounts based on estimates of future collectibility of its accounts receivable.  The Company analyzes its accounts receivable and customer credit worthiness in evaluating the adequacy of the allowance for doubtful accounts.

The Company maintains a valuation allowance for potentially uncollectable amounts due from its vendors which arise from product returns, standard vendor price protection programs and vendor rebate programs.  Amounts received from vendors may vary from amounts recorded based on the difference between the current market price of a product returned and its acquisition price or the denial of price protection or vendor rebates due to noncompliance with specific attributes of the vendor programs.   The Company reviews its vendor receivables and provides a valuation allowance based on historical collections and the comparison of amounts recorded versus subsequently received.

The Company maintains allowances for the valuation of its inventory.  It estimates the obsolescence or unmarketable inventory based on the difference between the cost of the inventory and the market value based on assumptions of market demand and market conditions.

Accounting for income taxes.

The Company is required to estimate income taxes in the jurisdiction in which it operates.  This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  The Company must assess the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies.  The Company exercised judgment as of December 31, 2001 and 2000, and did not provide a valuation allowance against its deferred tax asset asserting that it is more likely than not that future taxable income and tax planning strategies will be sufficient to recover the deferred tax asset.  However, the guidelines provided by SFAS 109 are stringent and if the Company is unable to provide positive evidence that the deferred tax asset is recoverable, it will be required to provide a valuation allowance against the deferred tax asset.  If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the statement of operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s Consolidated Statements of Operations expressed as a percentage of net revenue.

	Year ended December 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	90.1	90.5	90.2
Gross profit	9.9	9.5	9.8
SG&A expenses	10.0	9.8	11.5
Loss from operations	(0.1)	(0.3)	(1.7)
Other expense	0.0	(0.2)	0.1
Loss before income taxes	(0.1)	(0.1)	(1.8)
Benefit from income taxes	0.0	0.0	(0.5)
Net loss	(0.1)%	(0.1)%	(1.3)%

Comparison of Years Ended December 31, 2001 and 2000

Net Sales.  Net sales decreased 14.7%, to $541.1 million in 2001 from $634.1 million in 2000.  The decrease was primarily due to the economic recession experienced over the past several quarters, exacerbated by the tragic events of September 11, 2001,which has contracted both the volume of units sold and associated selling prices.  Business customers have slowed the purchases of technology products across all targeted markets.  Additionally, due to an expected reduction in product sales to a major customer of approximately 75% of that customer’s 2001 net revenue, the Company is anticipating a 10% decline in comparable total company sales for fiscal year 2002.  The Company believes it has scaled its business to ensure the highest customer service at the most efficient cost structure, positioning itself to move in accordance with future market demand.

PC platform product sales declined 2.3% to $407.8 million in 2001 from $417.4 million in 2000. Mac platform sales fell 38.5% to $133.3 million in 2001 from $216.6 million in 2000 as the Company reduced the circulation of the Mac Zone catalog due to an industry wide Mac sales slow down and lack of fresh products in the market.

Gross Profit. Gross profit decreased to $53.6 million in 2001 from $60.0 million in 2000, but increased to 9.9% of net sales in 2001 from 9.5% of net sales in 2000.  Gross profit dollars declined as a function of the decline in total sales.  The increase in gross profit percentage is primarily due to the Company’s focus on higher margin product lines, a change in the Company’s customer mix and opting out of certain revenue opportunities that did not offer economical benefits to the Company.

Selling, General and Administrative Expenses. SG&A expenses decreased to $54.0 million in 2001 from $61.6 million in 2000, but increased as a percentage of net sales between periods to 10.0% from 9.8%.  The percentage increase is due to the Company’s decline in sales volume. The decrease in SG&A expense dollars is primarily due to tightened controls placed on discretionary spending and the elimination of redundant processes and headcount.  Credit card fees decreased in conjunction with the Company’s transition away from the PC consumer, as business accounts generally tend to be open account customers.  Additionally, the Company reduced its net cost of advertising in fiscal year 2001 by $588,000 compared to fiscal year 2000.  The reductions in costs are, for the most part, permanent and will not increase proportionately with sales as growth resumes.  The Company believes that its current administrative infrastructure can be leveraged as it drives sales growth.

Other Income/Expense.  Other income was $26,000 in 2001 compared to $1.1 million in 2000.  In the first quarter of 2000, the Company realized a one-time gain on the sale of its Indian subsidiary of $1.3 million.

Income Tax Benefit.  The income tax benefit for 2001 was $149,000.  The income tax benefit for 2000 was $188,000.  The tax rates were 44.6% and 34.6% for the years ended December 31, 2001 and 2000, respectively.

Net Loss. For the year ended December 31, 2001, the Company reduced its net loss by 55.3% compared to prior year.  It recorded a net loss of $185,000, or $0.01 per share, in fiscal year 2001.  This compares to fiscal year 2000’s net loss of $414,000, or $0.03 per share, which included the cumulative effect of the change in accounting principle that increased the net loss by $59,000, or $0.01 per share.

Comparison of Years Ended December 31, 2000 and 1999

Net Sales.  Consolidated net sales increased 26.9%, to $634.1 million in 2000 from $499.8 million in 1999. This includes a reclassification of freight revenue in compliance with EITF 00-10 “Accounting for Shipping and Handling Fees and Costs” of $12.4 million for the years ending December 31, 2000 and 1999.  Previously, the charges were accounted for as a reduction of cost of goods sold.  Core business net sales increased 37.2% to $633.9 million in 2000 from $462.2 million in 1999.  The increase was primarily due to a shift in focus to outbound sales to enterprise and small to medium sized business (“SMB”) accounts.  Sales to these customers grew 76.1%, to $449.9 million in 2000 from $255.5 million in 1999.   The Company’s sales to customers over the Internet and through inbound catalog operations declined 10.8%, to $183.9 million in 2000.  The Company continued to reduce its print catalog circulation as it transitioned to an integrated e-commerce model. The 38.0% decline in traditional catalog sales was partially offset by Internet revenue increases of 22.5%, to $113.6 million in 2000.

Core net PC product sales increased 73.3%, to $400.5 million in 2000 from $231.0 million in 1999. The growth was driven primarily by the increase in outbound sales which, as a percentage of total net sales, increased to 71.0% in 2000 from 55.3% in 1999. The increase in sales was also impacted by an increase in the number of outbound account executives, 274 at the end of 2000, compared with 238 at the end of 1999.

Net core Mac product sales increased to $221.1 million in 2000 from $218.8 million in 1999. Mac platform sales increased despite an industry wide Mac sales slow down.

International subsidiary net sales in 1999 were $37.6 million.  The Company divested all its majority interest in its international subsidiaries throughout 1999.  No sales for international operations were consolidated in the Company’s 2000 results.

Gross Profit. Gross profit increased to $60.0 million in 2000 from $48.8 million in 1999, but declined to 9.5% of net revenue in 2000 from 9.8% of net revenue in 1999.  Due to the implementation of EITF 00-10 “Accounting for Shipping and Handling Fees and Costs,” the Company changed its classification of freight revenue from a reduction of cost of goods sold to net sales. Although gross profit as a percentage of revenue was impacted by the reclassification by 0.2% and 0.3% in 2000 and 1999, respectively, the reclassification did not impact gross profit dollars.  In addition to these adjustments, gross profit declined due to increased price competition and a change in the Company’s customer mix as it shifted its focus to increase PC product sales and sales to enterprise, SMB and government and education accounts, which generally carry a lower average gross profit.

Selling, General and Administrative Expenses. SG&A expenses increased to $61.6 million in 2000 from $57.5 million in 1999, but decreased as a percentage of net revenue between periods to 9.8% from 11.5%. The increase in SG&A expense dollars was primarily due to an increase in depreciation costs associated with the investment the Company made in its system upgrades, as well as an increase in payroll expense related to the continued growth and investment in its account executives.  The percentage decline was primarily due to the Company leveraging its existing infrastructure over a larger sales base.

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

Net Loss. For the year ended December 31, 2000, the Company recorded a net loss of $414,000, or $0.03 per share, which includes the cumulative effect of the change in accounting principle that increased the net loss by $59,000.  This compares to a net loss of  $6.7 million, or $0.50 per share, for the year ended December 31, 1999.  In addition to the above factors, in the fourth quarter of fiscal 2000, the Company adopted, and retroactively applied as of January 1, 2000, the guidance provided in SAB 101 “Revenue Recognition” for the recognition, presentation and disclosure of revenue in the financial statements.  The adoption of SAB 101 increased the net loss for the year by $275,000, or $0.02 per share, excluding the cumulative effect of a change in accounting principle of a loss of $59,000.

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

Seasonal Factors

As the Company transitioned away from its consumer based business model, the seasonal impact has diminished.  Historically, the Company had experienced stronger fourth quarter sales.  However, the fourth quarter is no longer disproportionate to the other quarters for sales trends to the business to business market.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations.  However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

The Company had total assets of $77.9 million at December 31, 2001, of which $64.8 million were current assets.  At December 31, 2001 and 2000, the Company had cash, cash equivalents, and restricted cash of $13.1 million and $4.7 million respectively, and working capital of $19.3 million and $17.2 million, respectively. Net cash provided by operating activities was $19.5 million in 2001 and net cash used by operating activities was $22.5 million in 2000.  The cash inflow in 2001 was primarily due to a significant decline in accounts receivable and inventory, offset by a reduction in accounts payable.   Accounts receivable and inventory declined by $24.5 million and $12.2 million, respectively, while accounts payable declined by $20.4 million.  Accounts receivable days outstanding at December 31, 2001 remained unchanged at 33 days compared to the year ended December 31, 2000.   The Company expects the days outstanding to increase to approximately 45 days by the end of the first quarter of 2002 due to a change in payment terms with a major customer.  The cash outflows during 2000 were primarily due to increased inventory and accounts receivable, partly offset by increased accounts payable.  The increase in inventory was financed principally from the Company’s cash flow from operations.

Cash outlays for capital expenditures were $1.9 million in 2001 and $3.8 million for 2000. These expenditures were primarily for information systems and software, leasehold improvements, telecommunications system enhancements and furniture and equipment.  During 2001, the Company financed $573,000 for additional system hardware and a telephone system upgrade.  The Company financed $2.2 million during 2000 under capital lease obligations to finance its CRM system.

The net amount of vendor credit outstanding at December 31, 2001 was $38.0 million of which $14.3 million was drawn from a $35.0 million flooring facility and working capital line, collateralized by inventory and accounts receivable.  This credit facility expires June 30, 2002 and is subject to annual renewals.  At this time the Company expects to renew.  The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At December 31, 2001, the Company had no outstanding borrowing amount on the working capital line of credit.  Additionally, at December 31, 2001 the Company had restricted cash representing an unused standby letter of credit of $930,000.

The Company believes that its existing available cash and cash equivalents, 2002 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current level of business.  However, due to a change in payment terms with a major customer, we expect our cash position to decline in the first quarter of 2002.  Additionally, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

Other Matters

New Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133).  Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The effective date of SFAS No. 133 was delayed by the issuance of SFAS No. 137 until the fiscal years beginning January 1, 2001. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133.  The adoption of these standards on January 1, 2001 did not have a material impact on the Company’s financial position, as the Company currently holds no derivatives.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations” (“SFAS 141”).   SFAS 141 addresses financial accounting and reporting for business combinations.  SFAS 141 is effective for all business combinations for which the date of acquisition is July 1, 2001 or later.  Adoption of SFAS 141 in 2001 did not have a significant impact on the Company’s results of operations, financial position and cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company does not believe SFAS 142 will have a significant impact on its results of operations, financial position and cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company does not believe SFAS 143 will have a significant impact on its results of operations, financial position and cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of FAS 144 on its results of operations, financial position and cash flows.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company’s unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no borrowings outstanding pursuant to the credit agreement as of December 31, 2001. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is included in this report beginning at page 23.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2002 Annual Meeting of Shareholder under the caption “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information concerning executive officers of the Company included in Item 4a of Part I in this Report.

Item 11.  Executive Compensation

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2002 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13.  Certain Relationships and Related Transactions

None.

Part IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on form 8-K

(a)          1.  Financial Statements:

The financial statements of Zones, Inc. and subsidiaries and the Report of Independent Accountants are included herein beginning on page 23.

(b)         2.  Financial Statement Schedules:

Schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the Consolidated Financial Statements and Notes thereto.

(c)          3.  Exhibits:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Multiple Zones International, Inc.		S-1	3.1	333-04458	6/5/96
3.2	Articles of Amendment of Multiple Zones, Inc.		8-K	3.1	000-28488	5/10/01
3.3	Amended and Restated Bylaws of Multiple Zones International, Inc.		10-K	3.2	000-28488	3/31/99
4.1	Form of Common Stock Certificate of Zones, Inc.	X
10.1	Multiple Zones International, Inc. Amended and Restated 1993 Stock Incentive Plan*	X
10.2	Multiple Zones International, Inc. 1999 Director Stock Option Plan*	X
10.3	Form of Stock Option Agreement (used for grants to executive officers after March 31, 1996)*		S-1	10.4	333-04458	6/5/96
10.4	Form of Stock Option Agreement (used for grants to outside directors)*		S-1	10.16	333-04458	6/5/96
10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96
10.6	Multiple Zones International, Inc. Employee Stock Purchase Plan*		S-1	10.6	333-04458	6/5/96
10.7	Multiple Zones International, Inc. Management Incentive Plan*		S-1/A	10.7	333-04458	6/6/96
10.8	Form of Indemnification Agreement between Multiple Zones International, Inc. and certain executive officers and outside directors*		S-1	10.15	333-04458	6/5/96
10.90	Employment Agreement dated as of February 1, 2001 between Multiple Zones, Inc. and Scott Koerner*		10-Q	10.1	000-28488	11/9/01
10.10	Standard Office Lease — Gross dated October 4, 1993 between Multiple Zones International, Inc. and Hewlett-Packard Company		S-1/A	10.23	333-04458	6/6/96
10.11	Office Lease dated April 1, 1996 between Multiple Zones International, Inc. and Renton Talbot Delaware, Inc.		S-1	10.24	333-04458	6/5/96
10.12	Industrial Real Estate Lease dated April 10, 1997 between Multiple Zones International, Inc. and Pacific Industrial Park, LLC		10-K	10.18	000-28488	4/1/98
10.13	Ingram Micro Resale Agreement dated April 1, 1996 between Multiple Zones International, Inc. and Ingram Micro		S-1	10.25	333-04458	6/5/96

*              Management contract or compensatory plan or arrangement

10.14	Authorized Apple Catalog Reseller Agreement between Multiple Zones International, Inc. and Apple Computer, Inc.		S-1	10.26	333-04458	6/5/96
10.15	Storage and Distribution Agreement dated September 28, 1992 between Multiple Zones International, Inc. and Advanced Logistics Services Corp.		S-1	10.27	333-04458	6/5/96
10.16	Amendment to Storage and Distribution Agreement dated September 1, 2000 between Multiple Zones International, Inc. and Airborne Logistics Services Corp.		10-K	10.18	000-28488	3/13/01
10.17	Agreement for Wholesale Financing dated January 15, 1996 between Multiple Zones International, Inc. and Deutsche Financial Services Corporation		S-1	10.19	333-04458	6/5/96
10.18	Amendment to Agreement for Wholesale Financing dated April 23, 1997 between Multiple Zones International, Inc. and Deutsche Financial Services Corporation		10-K	10.24	000-28488	4/1/98
10.19	Business Loan Agreement dated December 10, 1999 between Multiple Zones International, Inc. and U.S. Bank National Association		10-K	10.21	000-28488	3/29/00
10.20	Microsoft Corporation Authorized Source Agreement dated July 1, 2000 between Multiple Zones International, Inc. and Microsoft Corporation		10-Q	99.1	000-28488	11/14/00
10.21	Inventory and Working Capital Financing Agreement dated July 21, 2000 between Multiple Zones International, Inc. and IBM Credit Corporation		10-K	10.23	000-28488	3/13/01
23.1	Consent of PricewaterhouseCoopers LLP	X

(d)  3.  Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONES, INC.

Date: February 26, 2002
	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN H. BAUER	Director	February 26, 2002
John H. Bauer

/S/ JOHN T. CARLETON	Director	February 26, 2002
John T. Carleton

/S/ RICHARD E. CARTER	Director	February 26, 2002
Richard E. Carter

/S/ FIROZ H. LALJI	Director	February 26, 2002
Firoz H. Lalji

/S/ KATHLEEN S. PUSHOR	Director	February 26, 2002
Kathleen S. Pushor

ZONES, INC.

ZONES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$12,141	$3,816
Restricted cash	930	930
Receivables, net	32,120	56,608
Inventories, net	16,896	29,050
Prepaid expenses	979	1,110
Deferred tax asset	1,743	1,970
Notes Receivable		1,080
Total current assets	64,809	94,564
Property and equipment, net	7,543	11,710
Deferred tax asset	5,207	4,810
Other assets	342	186
Total assets	$77,901	$111,270

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,994	66,267
Accrued liabilities and other	6,126	9,212
Current portion of capital lease obligations	1,412	1,905
Total current liabilities	45,532	77,384
Capital lease obligations, net of current portion	226	1,197
Deferred rent	585	955
Total liabilities	46,343	79,536

Minority interest		131

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, 45,000,000 authorized; 13,536,406 and 13,403,658 shares issued and outstanding at December 31, 2001 and 2000, respectively	39,500	39,360
Accumulated deficit	(7,942)	(7,757)
Total shareholders’ equity	31,558	31,603
Total liabilities and shareholders’ equity	$77,901	$111,270

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(in thousands, except per share data)

	Year ended December 31,
	2001	2000	1999
Net sales	$541,075	$634,063	$499,792
Cost of sales	487,450	574,080	451,025
Gross profit	53,625	59,983	48,767

Selling, general and administrative	53,985	61,632	57,502
Loss from operations	(360)	(1,649)	(8,735)

Interest expense	309	968	512
Other (income) expense	(204)	(2,058)	150
Minority interest	(131)	(16)	(101)
	(26)	(1,106)	561
Loss before taxes	(334)	(543)	(9,296)
Benefit for income taxes	(149)	(188)	(2,637)
Net loss before cumulative effect of change in accounting principle	(185)	(355)	(6,659)
Cumulative effect of change in method of revenue recognition		(59)
Net loss	$(185)	$(414)	$(6,659)

Other comprehensive loss, net of tax:
Foreign currency translation adjustment			31
Reclassification for gains included in net loss			290
Other comprehensive loss			321
Comprehensive loss	$(185)	$(414)	$(6,980)

Basic and diluted loss per share before cumulative effect	$(0.01)	$(0.03)	$(0.50)
Basic and diluted loss per share of cumulative effect		(0.00)
Basic and diluted loss per share after cumulative effect	$(0.01)	$(0.03)	$(0.50)

Weighted average shares used in computing basic and diluted loss per share	13,488	13,383	13,287

Pro forma amount assuming the new revenue recognition principle is applied retroactively—
Net loss		$(355)	$(6,543)
Basic and diluted loss per share		$(0.03)	$(0.49)

The accompanying notes on an integral part of the consolidated financial statements.

ZONES, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share data)

	Common Stock		Accumulated	Accumulated Other Comprehensive Income (Loss)
	Shares	Amount	(Deficit)	Amount	Total
Balance, January 1, 1999	13,173,692	$38,434	$(982)	$(102)	$37,350
Issuance of common stock	18,130	98			98
Exercise of stock options	154,465	652			652
Net loss			(6,659)		(6,659)
Tax effect of stock options exercised			273		273
Translation adjustment				126	126
Balance, December 31, 1999	13,346,287	39,184	(7,368)	24	31,840
Issuance of common stock	23,053	92			92
Exercise of stock options	34,318	84			84
Net loss			(414)		(414)
Tax effect of stock options exercised			25		25
Translation adjustment				(24)	(24)
Balance, December 31, 2000	13,403,658	39,360	(7,757)		31,603
Issuance of common stock	131,248	136			136
Exercise of stock options	1,500	4			4
Net loss			(185)		(185)
Balance, December 31, 2001	13,536,406	$39,500	$(7,942)		$31,558

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(185)	$(414)	$(6,659)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	6,115	5,929	4,184
Deferred income taxes	(170)	(288)	1,357
Loss on disposal of assets		165	260
(Gain)loss on disposal of subsidiaries		(1,674)	541
Minority interest	(131)	(16)	229
Tax effect of stock options exercised		24	273
Changes in assets and liabilities:
Accounts receivable	24,488	(24,310)	5,864
Inventories	12,154	(11,428)	27,805
Prepaid expenses and other assets	1,054	434	(1,091)
Accounts payable	(20,413)	7,958	(19,572)
Accrued liabilities	(3,456)	1,085	(703)
Income taxes payable			(1,077)

Net cash provided by (used in) operating activities	19,456	(22,535)	11,411

Cash flows from investing activities:
Purchases of property and equipment	(1,948)	(3,830)	(6,016)
Proceeds on disposal of subsidiaries		500	740

Net cash used in investing activities	(1,948)	(3,330)	(5,276)

Cash flows from financing activities:
Net borrowing (payments) under line of credit agreement			333
Net change in book overdrafts	(7,860)	6,040	(1,003)
Net payments on capital leases	(1,463)	(1,379)	(1,552)
Restricted cash		(930)
Net proceeds from sale of common stock	140	176	750
Capital lease obligation			2,101

Net cash provided by (used in) financing activities	(9,183)	3,907	629

Effect of exchange rate on cash and cash equivalents			(82)
Net increase (decrease) in cash and cash equivalents	8,325	(21,958)	6,682
Cash and cash equivalents at beginning of period	3,816	25,774	19,092

Cash and cash equivalents at end of period	$12,141	$3,816	$25,774

Supplemental cash flow information:
Cash paid for interest	$290	$838	$512
Cash paid (received) for income taxes	$16	$(235)	$(3,043)

Noncash investing and financing activity:
Capital leases to finance purchases of equipment	$573	$2,158	$233
Note received on sale of subsidiary		$1,400

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Zones, Inc. (the “Company”) is a single-source, multi-vendor direct reseller of name-brand information technology products to the fast growing small to medium sized business market (“SMB”), enterprise and government and education accounts.  Zones sells these products through outbound and inbound account executives, specialty print and e-catalogs and the Internet.  Zones offers more than 150,000 products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

The Company was incorporated in November 1988 as a Washington corporation.  The Company’s headquarters are located in Renton, Washington.

2.  Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with initial maturities of three months or less.

Restricted Cash

The Company purchased a certificate of deposit in the amount of $930,000 in December 2000.  This certificate of deposit was required as security in obtaining a new lease and was restricted for one full year.  In December 2001, the restriction was extended for one more year.  As of December 31, 2001, this certificate of deposit had not been redeemed.

Concentration of Credit Risk

Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States.  The Company has not experienced any losses associated with cash balances and believes that there is minimal risk associated with the cash balances.  Except for amounts due from a significant customer (see Note 13), concentration of credit risk with respect to trade receivables is limited due to the Company’s diverse customer base.  The Company closely monitors extensions of credit but does not require collateral.

Inventories

Inventories consist primarily of computer hardware and software.  Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.  Balances at December 31, 2001 and 2000 are net of allowances for obsolescence of approximately $1,531,000 and  $1,691,000, respectively.  The balance at December 31, 2001 and 2000 includes inventory in transit to customers of $1,595,000 and $4,561,000, respectively due to the change in accounting principle for SAB 101 “Revenue Recognition”.

The Company currently buys a significant portion of its products from three suppliers. Purchases from Ingram Micro, Tech Data and Apple Computer represented 30.8%, 14.6% and 10.5%, respectively, of the Company’s total product purchases in 2001. Purchases from Ingram Micro and Apple Computer represented 39.1% and 10.8%, respectively, of the Company’s total product purchases in 2000. No other vendor supplied more than 10.0% of the Company’s total product purchases in 2001 or 2000. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers was interrupted.

Property and Equipment

Property and equipment is recorded at cost.  Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets.  Useful lives for computer hardware and software range from 3 to 5 years and other property and equipment from 3 to 10 years.  Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 10 years.  Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized.  Gains or losses from sales or retirements are included in other income and expense.  The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net income or cash flows will be less than the asset carrying value.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Foreign Currency Translation

As of December 31, 2000, the Company no longer has any foreign subsidiaries.  In previous years, the assets and liabilities of the Company’s foreign subsidiaries were translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenues and expenses were translated at weighted average rates during the period.   The resulting translation adjustment was reflected as a component of other comprehensive income (loss).

Revenue Recognition

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable.  The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.  The Company offers limited return rights on its product sales.  At the point of sale, the Company also provides for an allowance for sales returns, which is established based on historical experience.

The Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”) in the fourth quarter of fiscal year 2000 and retroactively applied it to January 1, 2000, which resulted in a cumulative effect adjustment for a change in accounting principle of a $59,000 charge to income.  The adjustment resulted from the change in timing of revenue recognition resulting from the implementation of SAB 101, from the point of shipment to the point of delivery to the customer.  The pro forma amounts shown on the consolidated statements of operations and comprehensive loss have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, and related income taxes.

The Company adopted EITF Issue 00-10 “Accounting for Shipping and Handling Fees and Costs” in the fourth quarter of fiscal year 2000.  For all future fiscal years, the Company will classify amounts billed for shipping and handling as revenue.  Prior year comparative balances have been reclassified to conform to the current year presentation.  Reclassifications of freight revenue amounted to $9.2 million, $12.4 million and $12.4 million for the years ending December 31, 2001, 2000 and 1999, respectively.

Catalog Costs and Revenues

The Company produces and distributes catalogs at various intervals throughout the year.  Costs to produce and distribute individual catalogs, including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month).  Capitalized advertising costs of $416,000 and $523,000 were included with prepaid expenses at December 31, 2001 and 2000, respectively.  The Company receives cooperative advertising funds from most vendors for whom the Company places advertisements in its catalogs.  These funds reduce the net expense in the same period in which the corresponding catalog cost is recognized.  Advertising expense, net of co-op advertising funds, is included in selling, general and administrative expenses and totaled $2,525,000, $3,113,000 and $3,622,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Segment Reporting

The Company’s reportable segment is a single-source, multi-vendor direct reseller of name-brand information technology products to small to medium sized businesses, enterprise, and government and education markets.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133).  Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  Gains and losses resulting from changes in the fair values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.  The effective date of SFAS No. 133 was delayed by the issuance of SFAS No. 137 until the fiscal years beginning January 1, 2001. In June 2000, SFAS 138 was issued, which amends provisions of SFAS 133.  The adoption of these standards on January 1, 2001 did not have a material impact on the Company’s financial position, as the Company currently holds no derivatives.

In July 2001, the Financial Accounting Standards Board issued SFAS 141, “Business Combinations” (“SFAS 141”).   SFAS 141 addresses financial accounting and reporting for business combinations.  SFAS 141 is effective for all business combinations for which the date of acquisition is July 1, 2001 or later.  Adoption of SFAS 141 in 2001 did not have a significant impact on the Company’s results of operations, financial position and cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets.  The provisions of SFAS 142 will be effective for fiscal years beginning after December 15, 2001, except that certain provisions of SFAS 142 shall be applied to goodwill and other acquired intangible assets for which the acquisition date is after June 30, 2001. The Company does not believe SFAS 142 will have a significant impact on its results of operations, financial position and cash flows.

In July 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”).  SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for fiscal years beginning after June 15, 2002, however early application is permitted. The Company does not believe SFAS 143 will have a significant impact on its results of operations, financial position and cash flows.

In August 2001, the Financial Accounting Standards Board issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”).  SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets.  SFAS 144 supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business.  The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the implications of adoption of SFAS 144 on its results of operations, financial position and cash flows.

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the fiscal year 2001 presentation.

3.  Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value due to their short-term nature.  The estimated fair value of the line of credit approximates the carrying value as this instrument requires interest payments at a market rate of interest plus a margin.

4.  Receivables

Receivables consist of the following (in thousands):

	December 31,
	2001	2000
Trade	$27,020	$43,178
Vendor receivables/Co-op advertising	5,987	14,175
Licensees and other	958	1,411
	33,965	58,764
Less allowances	(1,845)	(2,156)
	$32,120	$56,608

5.  Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2001	2000
Equipment	$8,539	$8,396
Computer hardware and software under capital leases	7,375	6,937
Computer software/Web development	11,808	10,581
Furniture and fixtures and leasehold improvements	3,301	3,175
	31,023	29,089
Less accumulated depreciation and amortization	(23,480)	(17,379)
Property and equipment, net	$7,543	$11,710

Included in accumulated depreciation and amortization is accumulated amortization associated with capital leases at December 31, 2001 and 2000 of $5,722,000 and $4,519,000, respectively.

6.  Line of Credit

At December 31, 2001, the Company had a $35,000,000 credit facility with a major financial institution that can be utilized as both a working line and as a flooring line.  This credit facility expires June 30, 2002 and is subject to annual renewals.  At this time the Company expects to renew this credit facility.  This credit facility is collateralized by the Company’s accounts receivable and inventory.  Interest on the working line was charged at the prime lending rate of 4.75% and 9.50% at December 31, 2001 and 2000, respectively.  No borrowing amounts were outstanding on the working line at December 31, 2001 or 2000.  The flooring line facilitates the purchase of inventory from various suppliers under certain terms and conditions.  At December 31, 2001, accounts payable included $14,270,000 owed to this financial institution under the flooring line, compared to $11,505,000 at December 31, 2000.  Amounts purchased under the flooring line generally require payment within a period of 30 days, and no interest is charged.  Interest will accrue on amounts not paid by the end of this period at variable rates.

The Company uses this credit facility under its cash management system to cover checks presented for payment in excess of cash balances.  As of December 31, 2001 and 2000, the Company had book overdrafts of $404,000 and $8,264,000, respectively, which are included with accounts payable.

The line of credit agreement contains certain covenants and restrictions requiring, among other things, a minimum tangible net worth and certain other financial ratios and restrictions.  The Company was in compliance with the restrictive covenants contained in the agreements at December 31, 2001.

7.              Accrued Liabilities and Other

Accrued liabilities consists of the following (in thousands):

	December 31,
	2001	2000
Accrued payroll	$2,302	$3,013
Accrued taxes	1,664	1,915
Accrued advertising	443	1,083
Other accruals	1,717	3,201
Total	$6,126	$9,212

8.  Income Taxes

The income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,
	2001	2000	1999
Current	$27	$(27)	$(690)
Deferred	(176)	(161)	(452)
Valuation allowance for deferred tax asset			(1,495)
Total	$(149)	$(188)	$(2,637)

The components of deferred taxes were as follows (in thousands):

	December 31,
	2001	2000
Assets:
Allowance for doubtful accounts	$684	$782
Inventory allowances	585	643
Deferred rent	215	352
Accrued liabilities and other	512	686
Net operating losses	5,207	5,704
	$7,203	$8,167
Liabilities:
Property and equipment depreciation	(253)	(1,387)
	(253)	(1,387)
Net deferred tax asset	$6,950	$6,780

The net deferred tax asset is recognized in the accompanying balance sheet as follows (in thousands):

Current deferred tax asset	$1,743	$1,970
Non-current deferred income tax asset	5,207	4,810
Net deferred tax asset	$6,950	$6,780

Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized through future taxable income.  The Company’s net operating losses begin expiring in 2019.

A reconciliation of the effective income tax rate on loss before taxes with the federal statutory rate follows:

	Year ended December 31,
	2001	2000	1999
Statutory rate	(35.0)%	(35.0)%	(35.0)%
State income tax	5.3	(2.3)	(0.6)
Permanent differences	13.8	2.7	0.8
Changes in prior year estimated taxes	(28.7)
Valuation allowance for deferred tax assets			6.4
Effective tax rate	(44.6)%	(34.6)%	(28.4)%

9.  Commitments and Contingencies

Operating Leases

The Company leases its office, returns warehouse space and other equipment under noncancelable operating leases that expire through 2004.  Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges.  At December 31, 2001, future minimum payments under operating leases were as follows (in thousands):

2002	$2,017
2003	1,114
2004	55
Total	$3,186

Rental expense, which is recorded on a straight line basis, totaled $2,823,000, $2,405,000 and $2,165,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Obligations Under Capital Leases

The Company leases equipment and software under various long-term capital leases that expire through 2003.  Future lease payments as of December 31, 2001 were as follows (in thousands):

2002	$1,491
2003	231
Total future minimum lease payments	1,722
Less amount representing interest	(84)
Present value of net minimum lease payments	1,638
Less current portion	(1,412)
Non-current portion	$226

Distribution Center

The Company has contracted with a logistics company to provide and operate its primary distribution center under a renewable contract that expires August 31, 2003.  Under this contract, the Company pays a flat rate for each purchase order received and customer order filled.

Letter of Credit

The Company had a standby letter of credit totaling $930,000 at December 31, 2001, which was collateralized by a certificate of deposit that is recorded as restricted cash.

Legal Proceedings

Various claims and actions considered normal to the Company’s business have been asserted and are pending against the Company.  The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position, cash flows or results of operations.

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999.  The Company has received a final report, and the Department has assessed $2.1 million plus interest.  Based on discussions with the Department, the Company disagrees with substantially all of the deficiencies and has contested such deficiencies through the administrative appeals process and is pursuing further litigation.  There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies.  Additionally, the Department may also make a similar assessment for 2000 and 2001.  An unfavorable decision could have a material effect on the Company.

Liquidity

While the Company has experienced losses in the last three years, it believes that its existing available cash and cash equivalents, operating cash flow in 2002 and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current level of business.  However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

10.  Shareholders’ Equity

Stock Options

In 1993, the Company adopted a Stock Incentive Plan (the “Plan”) whereby the Company may issue incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to key employees.  As of December 31, 2001, only stock options have been granted under the plan.  Stock options are granted solely at the discretion of the Board of Directors and are generally issued at a price equal to the estimated fair market value of the stock at the date of grant.  The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant.  Options may generally be exercised based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company.  Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions.  The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2001.

In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors.  Options outstanding to these individuals at December 31, 2001 were 135,000 shares at option prices of $2.13 - $12.00 per share.  The maximum number of shares to be granted under this plan was 150,000 at December 31, 2001.

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).  Accordingly, no compensation cost has been recognized for the stock option plans.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2001	2000	1999
Net loss — as reported	$(185)	$(414)	$(6,659)
Net loss — pro forma	$(1,068)	$(1,803)	$(7,342)

Basic and diluted loss per share — as reported	$(0.01)	$(0.03)	$(0.50)
Basic and diluted loss per share — pro forma	$(0.08)	$(0.13)	$(0.55)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: expected volatility of 119%, 106% and 99%; risk-free interest rate of 4.55%, 6.15% and 5.54%; and expected lives of 4 years

Information regarding the stock option plans is as follows:

	Options	Weighted- Average Exercise Price	Options Exercisable
Outstanding, January 1, 1999	1,245,296	$4.84	197,124
Granted	682,039	9.35
Exercised	(154,465)	3.64
Cancelled	(556,877)	6.18
Outstanding, December 31, 1999	1,215,993	6.93	206,864
Granted	871,951	5.00
Exercised	(34,318)	3.33
Cancelled	(529,933)	6.17
Outstanding, December 31, 2000	1,523,693	6.14	273,040
Granted	892,532	1.87
Exercised	(1,500)	3.13
Cancelled	(393,990)	6.22
Outstanding, December 31, 2001	2,020,735	$4.24	576,939

For the years ended December 31, 2001, 2000 and 1999, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2001	2000	1999
Exercise price equals market price	$1.65	$4.23	$6.42

The following tables summarize information about fixed-price stock options outstanding at December 31, 2001:

Options Outstanding
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted- Average Remaining Contractual Years	Weighted- Average Exercise Price
$0.92 — $0.92	430,000	9.84	$0.92
$1.25 — $3.19	569,379	8.29	2.83
$3.25 — $5.03	454,517	8.45	4.31
$5.19 — $10.50	426,653	7.78	6.78
$10.63 — $18.25	140,186	7.24	12.23
$0.92 — $18.25	2,020,735	8.48	$4.24

Options Exercisable
Range of Exercise Prices	Number at 12/31/01	Weighted-Average Exercise Price
$0.92 — $0.92	0	$0.00
$1.25 — $3.19	116,003	3.08
$3.25 — $5.03	121,241	4.39
$5.19 — $10.50	266,498	6.68
$10.63 — $18.25	73,197	12.16
$0.92 — $18.25	576,939	$6.17

Employee Stock Purchase Plan

In December 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) which was effective upon the completion of the public offering.  Under the terms of the Purchase Plan, employees other than officers and employees of the Company’s subsidiaries may purchase a total of up to 450,000 shares of common stock. The purchase price per share is 85% of the lower of the market value per share of common stock determined as of the beginning or end of the quarterly purchase period specified in the Purchase Plan.  As of December 31, 2001, the Company had 130,300 available shares.

11.  Earnings Per Share

The Company has 45,000,000 common shares authorized, and 13,536,406 issued and outstanding at December 31, 2001.  The Company has also granted options to purchase common shares to the employees and directors of the Company.  The options may have a dilutive effect on the calculation of earnings per share.  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations as required by SFAS 128 (in thousands, except per share data).

	Year ended December 31,
	2001	2000	1999
Basic and diluted earnings per share:

Net loss	$(185)	$(414)	$(6,659)

Weighted-average shares used in computing basic And diluted loss per share	13,488	13,383	13,287

Basic and diluted loss per share	$(0.01)	$(0.03)	$(0.50)

Pro forma amounts assuming the new revenue recognition principle is applied retroactively-
Net loss		$(355)	$(6,543)
Basic and diluted loss per share		$(0.03)	$(0.49)

All options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2001, 2000, and 1999 because the effect of the options on the calculation would have been antidilutive.

12.  Deferred Income 401(k) Plan

The Company offers a deferred income 401(k) plan to substantially all full time employees with a minimum of six months of service.  Participants may make tax-deferred contributions of up to 15% of annual compensation subject to certain limitations specified by the Internal Revenue Code. During fiscal year 1999, the Company provided a 10% match for all employee contributions, up to $200.  During fiscal year 2000, the Company provided a 25% match for all employee contributions, up to 6% of the employee’s annual compensation.  During fiscal year 2001, the Company provided a 35% match for all employee contributions, up to 6% of the employee’s annual compensation.   During fiscal 2001, 2000, and 1999, the Company expensed $191,000, $109,000 and $26,000, respectively, relating to our contributions under the plan.

13.  Related Party Transactions

Related party transactions for 2001, 2000 and 1999 were as follows (in thousands):

	Year ended December 31,
	2001	2000	1999
Sales to licensees	$0	$6	$541

14.  Segment Information

SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their reportable operating segments.  These segments are based on the method of internal reporting used by the decision-maker of the Company to allocate resources and assess its performance.

In fiscal year 2000, the Company reported its subsidiary, touchMarketing.com, and its two distinct operating units as separate segments. On January 2, 2001, the Company discontinued its touchMarketing.com subsidiary.  Accordingly, no separate segment for this subsidiary exists in fiscal year 2001.  As of the third quarter of 2001, the Company replaced its operating unit approach with a single-segment approach.  Additionally, in conjunction with the replacement of its reporting approach, the Company no longer separates its internal functions by operating units.  The Company’s one reportable segment is a single-source, multi-vendor direct reseller of name-brand information technology products to small to medium sized businesses, enterprise, and government and education markets.

Substantially, all of the Company’s net sales for the twelve month periods ended December 31, 2001 and December 31, 2000 were made to customers located in the United States.  All of the Company’s assets at December 31, 2001 and December 31, 2000 were located within the United States.  One of the Company’s customers represented over 10% of total sales for the years ended December 31, 2001 and 2000, respectively.  Net sales to this customer were $155.2 million and $128.3 million for the years December 31, 2001 and 2000, respectively. The Company expects a decline in revenue from this customer during 2002 of approximately 75% of the customer’s 2001 revenue.

Divestiture of International Subsidiaries

During the first quarter of 2000, the Company entered into a definitive agreement to sell its remaining minority interest in its India subsidiary.  The Company recognized a gain on the transaction of $1,330,000 in fiscal year 2000.  The Company has no further commitments to any subsidiaries.

15.  Selected Quarterly Financial Date (Unaudited)

The following information is for the years ended December 31, 2001 and 2000:

(in thousands, except per share data)

December 31, 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$161,169	$145,163	$120,723	$114,020
Cost of sales	145,691	130,894	108,551	102,314

Gross profit	15,478	14,269	12,171	11,706
SG&A expenses	15,199	14,089	12,629	12,068

Income (loss) from operations	279	180	(457)	(362)
Other (income) expense	110	15	(14)	(137)

Income (loss) before income taxes	169	165	(443)	(225)
Provision (benefit from) for income taxes	65	73	(186)	(101)

Net income (loss)	$104	$92	$(257)	$(124)

Basic and diluted earnings (loss) per share [1]	$0.01	$0.01	$(0.02)	$(0.01)

December 31, 2000	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$126,306	$171,839	$169,671	$166,247
Cost of sales	113,865	156,310	154,143	149,763

Gross profit	12,441	15,529	15,528	16,484
SG&A expenses	14,846	15,437	15,409	15,939

Income (loss) from operations	(2,405)	92	119	545
Other (income) expense	(1440)	(360)	313	381

Income (loss) before income taxes	(965)	452	(194)	164
Provision (benefit from) for income taxes	(351)	152	(57)	68

Net income (loss) before change in accounting principle	(614)	300	(137)	67

Cumulative effect of change in accounting principle	(59)

Net income (loss)	$(673)	$300	$(137)	$67

Basic and diluted earnings (loss) per share [1]	$(0.05)	$0.02	$(0.01)	$0.01

1  Net income (loss) per share is computed independently for each of the quarters presented therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year due to shares issued each quarter.

REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors

Zones, Inc.

Renton, Washington

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive loss, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Zones, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Seattle, Washington

January 28, 2002