Form 10-Q
period 2002-03-31
ZONES INC
filed 2002-05-15
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 0-28488

ZONES, INC (Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1431894 (I.R.S. Employer Identification Number)

707 South Grady Way Renton, Washington (Address of Principal Executive Offices)	98055-3233 (Zip Code)

(425) 430-3000
(Registrant’s Telephone
Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]    No [  ]

The number of shares of the registrant’s Common Stock outstanding as of May 9, 2002 was 13,581,169.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets March 31, 2002 and December 31, 2001 (unaudited)

Consolidated Statements of Operations Three months ended March 31, 2002 and 2001 (unaudited)

Statements of Shareholders’ Equity Three months ended March 31, 2002 (unaudited)

Consolidated Statements of Cash Flows Three months ended March 31, 2002 and 2001 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Item 6.	Exhibits and Reports on Form 8-K

Signatures

2

Part I.

Item 1. Financial Statements

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$9,423	$12,141
Restricted cash	930	930
Receivables, net	32,393	32,120
Inventories, net	13,329	16,896
Prepaid expenses	536	979
Deferred tax asset	1,743	1,743

Total current assets	58,354	64,809
Property and equipment, net	7,130	7,543
Deferred tax asset	5,155	5,207
Other assets	335	342

Total assets	$70,974	$77,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,968	$37,994
Accrued liabilities	5,663	6,126
Current portion of capital lease obligations	1,047	1,412

Total current liabilities	38,678	45,532
Capital lease obligations, net of current portion	146	226
Other liabilities	493	585

Total liabilities	39,317	46,343

Commitments and contingencies

Shareholders’ equity:
Common stock	39,518	39,500
Accumulated deficit	(7,861)	(7,942)

Total shareholders’ equity	31,657	31,558

Total liabilities and shareholders’ equity	$70,974	$77,901

See notes to consolidated financial statements 3

ZONES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended March 31,
	2002	2001
Net sales	$99,848	$161,169
Cost of sales	89,297	145,691

Gross profit	10,551	15,478

Selling, general and administrative expenses	10,432	15,199

Income from operations	119	279

Interest expense	33	148
Other income, net	(47)	(36)
Minority interest		(2)

Other (income) expense	(14)	110

Income before taxes	133	169
Provision for income taxes	52	65

Net income	$81	$104

Basic earnings per share	$0.01	$0.01
Shares used in computing basic earnings per share	13,564	13,438

Diluted earnings per share	$0.01	$0.01
Shares used in computing diluted earnings per share	13,578	13,438

See notes to consolidated financial statements 4

ZONES, INC. STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except share data) (unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2002	13,536,406	$39,500	$(7,942)	$31,558
Issuance of common stock	27,414	18		18
Net income			81	81

Balance, March 31, 2002	13,563,820	$39,518	$(7,861)	$31,657

See notes to consolidated financial statements 5

ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended March 31,
	2002	2001

Cash flows from operating activities:
Net income	$81	$104
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,063	1,503
Deferred tax asset	52	(65)
Minority interest		(2)
Changes in assets and liabilities:
Receivables, net	(272)	1,345
Inventories, net	3,567	(232)
Prepaid expenses and other assets	451	136
Accounts payable	(6,652)	9,194
Accrued and other liabilities	(555)	(1,411)

Net cash (used in) provided by operating activities	(2,265)	10,572

Cash flows from investing activities:
Purchases of property and equipment	(651)	(1,180)

Net cash used in investing activities	(651)	(1,180)

Cash flows from financing activities:
Net change in book overdraft	626	(5,962)
Net proceeds from sale of common stock	18	38
Net proceeds from capital lease		445
Payments on capital leases	(446)	(517)

Net cash provided by (used in) financing activities	198	(5,996)

Net increase (decrease) in cash and cash equivalents	(2,718)	3,396
Cash and cash equivalents at beginning of period	12,141	3,816

Cash and cash equivalents at end of period	$9,423	$7,212

See notes to consolidated financial statements 6

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

Zones, Inc. (the “Company”) is a single-source, multi-vendor direct reseller of name-brand information technology products to the fast growing small to medium sized business market (“SMB”), enterprise and government and education accounts. The Company sells these products and services through outbound and inbound account executives, specialty print and e-catalogs and the Internet. The Company offers more than 150,000 products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

The Company was incorporated in November 1988 as a Washington corporation. The Company’s headquarters are located in Renton, Washington. Company and buying information is available at http://www.zones.com, or by calling 800-258-2088.

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and operating results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 as filed with the Securities and Exchange Commission on February 26, 2002.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from 3 to 5 years and other property and equipment from 3 to 10 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net cash flows will be less than the asset carrying value.

In January 2002, the Company revised its estimate of the useful lives of certain technology assets. These changes were made to better reflect the estimated periods during which the assets will remain in service. The impact was primarily due to the Company’s planned investment in a new enterprise system that was delayed due to the economic environment. Therefore, the Company reevaluated the useful life of its existing enterprise system, in conjunction with the estimated life of its investment in web development. The change had the effect of reducing depreciation expense for the three months ending March 31, 2002 by approximately $354,000.

Revenue Recognition

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. The Company offers limited return rights on its product sales. At the point of sale, the Company also provides an allowance for sales returns, which is established based on historical experience.

Earnings Per Share

Earnings per share (“EPS”) is based on the weighted average number of shares outstanding during the period. Basic EPS excludes all dilution. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company excludes all options to purchase common stock from the calculation of diluted net loss per share if such securities are antidilutive.

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 will be effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company’s results of operations and financial position.

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

	Three months ended March 31,
	2002	2001
Basic earnings per share:
Net income	$81	$104

Weighted-average shares used in computing basic
earnings per share	13,564	13,438

Basic earnings per share	$0.01	$0.01

Diluted earnings per share:
Net income	$81	$104

Weighted average shares outstanding	13,564	13,438
Stock options	14

Total commons shares and dilutive securities	13,578	13,438

Diluted earnings per share	$0.01	$0.01

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

5. Segment Information

SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their reportable operating segments. These segments are based on the method of internal reporting used by the decision-maker of the Company to allocate resources and assess performance.

In the third quarter of 2001, the Company replaced its operating unit approach with a single segment approach. The Company’s one reportable segment is a single-source, multi-vendor direct reseller of name-brand information technology products to small to medium sized businesses, enterprise, and the government and education markets.

Substantially all of the Company’s net sales for the three months ended March 31, 2002 were made to customers located in the United States. All of the Company’s assets at March 31, 2002 and December 31, 2001 were located within the United States. Sales to one of the Company’s customers represented over 16.7% and 28.9% of total sales for the three months ended March 31, 2002 and 2001. Net sales to this customer were $16.7 million for quarter ended March 31, 2002 compared to $46.5 million for the quarter ended March 31, 2001. The Company believes that sales to this customer over future quarters may see further decline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed on February 26, 2002 with the Securities Exchange Commission. Particular attention should be paid to the cautionary statements involving a possible delisting of the Company’s securities from the Nasdaq National Market, state sales or use tax uncertainties, the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, competitive risks, pricing risks and economic risks.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “the Company” and “Zones” refer to Zones, Inc., a Washington corporation, and its subsidiaries.

Risk Factors

There are a number of important factors that could cause our actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below, or other factors of which we may not yet be aware.

Possible Delisting of Securities from Nasdaq National Market.  The Company’s common stock is currently quoted on the Nasdaq National Market.  However, in order to continue to be included in the National Market, a company must maintain, among other things, a minimum closing bid price of $1.00 per share.  Since January 9, 2002, our common stock has consecutively failed to maintain a minimum closing bid price of $1.00 per share.  The Company has until May 15, 2002, to regain compliance with these standards. Under National Market rules, the Company may demonstrate compliance by maintaining a $1.00 minimum closing bid price per share for a minimum of ten consecutive trading days by that date. If the Company is unable to demonstrate compliance by that date, it may appeal a determination by Nasdaq that the common stock be delisted from the National Market, or it may decide to file an application to be transferred to the Nasdaq SmallCap Market. If such an application were filed and accepted, the Company would have another 90 days, or until approximately August 13, 2002, to comply with the minimum bid price requirement. In order to maintain compliance with the National Market listing requirements, the Company may be required to take various measures including, but not limited to, raising additional capital and effecting a reverse split of its common stock.  Certain of such measures, including any reverse stock split, would require shareholder approval.  If the Company is unable to demonstrate compliance by May 15, 2002 and does not appeal a determination by Nasdaq, its common stock will be delisted from the National Market.  The delisting of its common stock would have an adverse impact on the market price and liquidity of the Company’s securities and may adversely affect the ability to obtain additional financing.  As a result of such delisting, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock.

State Sales or Use Tax Uncertainties. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington, Nevada, Tennessee, Illinois and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to residents of those states. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence in various forms of electronic media and other factors, the Company’s current contact with various states may exceed the level of contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for us, could result in increased prices to customers and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Future Growth. If the Company does not successfully manage growth in the future, it could significantly limit its ability to meet customer demand and business could be harmed. The current business strategy is to pursue additional growth and expand customer base through increased profitability and productivity in the Company’s account executives and targeted marketing tools for acquisition of new customers, retention of its current customers and reactivation of our previous customers. The Company’s future success will depend, in part, on our ability to manage this growth.

Pressure on Margins. The computer products industry has experienced intense price competition. The Company believes that its competition may aggressively price their product offerings to gain market share.  The Company may be required to reduce its profit margins to remain competitive in the future.  The slowdown in U.S. corporate IT spending has created a more intense competitive landscape that is disrupting the stability of pricing and exerting downward pressure on profit margins across all product lines.  Additionally, a number of manufacturers are providing their products direct to customers.  There can be no assurance that the Company will be able to maintain its gross margins in the future. If it is unable to maintain gross margins in the future, it could have an adverse effect on business, financial condition, cash flows and results of operations.

Variability of Operating Results. The Company has experienced significant fluctuations in its operating results from quarter to quarter as a result of many factors, including investment in activities to increase the productivity of its sales team, general economic conditions, the condition of the computer products industry, shifts in demand for computer products and industry announcements of new products or upgrades. For this reason, period to period comparisons of the Company’s financial results may not accurately forecast future performance.  If the Company is not profitable on a quarterly or annual basis, or if future operating results fall below the expectations of securities analysts or investors, its common stock price may decline.

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

Major Customer. One of the Company’s customers represented 16.7% of total sales for the three-month period ended March 31, 2002. Net sales from this customer were $16.7 million the first quarter of 2002. The Company’s relationship with this customer has changed, and sales to this customer may continue to decline throughout 2002. Additionally, the Company is currently designated as a minority-owned business. This designation has contributed to the Company’s total net sales. There can be no assurances that this designation will contribute to future growth or that the Company will continue to hold this designation.

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

Dependence on Key Personnel. The Company’s future success will depend to a significant extent upon the ability to attract and retain skilled personnel. Although the Company’s success will depend on its ability to hire, train and retain competent personnel in all areas of its business, there are certain individuals that play a key role within the organization. Loss of any of these individuals could have an adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

General

The Company’s revenues consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers. Net sales are product sales only, and reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include advertising expense net of vendor co-op, warehousing, selling commissions, order processing, telephone, credit card fees, and other costs such as administrative salaries, depreciation, rent, and general overhead expenses. Other (income) expense represents interest expense and net non-operating expenses.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended March 31,
	2002	2001
Net sales	100.0%	100.0%
Cost of sales	89.4	90.4

Gross profit	10.6	9.6
Selling, general and administrative expenses	10.4	9.4

Income from operations	0.2	0.2
Other (income) expense	0.0	0.1

Income before income taxes	0.2	0.1
Provision for income taxes	0.1	0.0

Net income	0.1%	0.1%

Selected domestic operating data:
Catalog circulation	3,663,000	3,200,000
E-media circulation	3,622,000	3,065,000
Number of orders	131,000	183,000
Average order size	$775	$888
Number of account executives, end of period	152	281

Comparison of Three Month Periods Ended March 31, 2002 and 2001

Net Sales. Net sales for the quarter ended March 31, 2002 decreased 38.0% to $99.8 million compared to $161.2 million in the first quarter of 2001. The decrease in sales resulted primarily from the impact of the sluggish economy that has reduced IT spending by businesses, and as a result of the anticipated decline in sales to a major customer. Sales to this major customer decreased 64.1% to $16.7 million for the quarter ended March 31, 2002 compared to $46.5 million in the same period of 2001. Total outbound driven sales to the SMB, enterprise and government and education accounts decreased 38.8% to $84.2 million in the first quarter of 2002 from $137.7 million in the first quarter of 2001. However, the Company had a sequential sales increase in its core SMB market, which increased 7.6% to $43.8 million in the first quarter of 2002 from $40.7 million in the fourth quarter of 2001. One of the Company’s current goals is to expand its portfolio of enterprise accounts, and focus on the productivity of its commercial accounts sales force. Sales by the Company’s Mac division decreased 33.3% to $15.6 million for the three months ended March 31, 2002 compared to $23.5 million in the comparable period in 2001.

The Company’s average order size decreased to $775 for the three months ended March 31, 2002 from $888 in the first quarter of 2001. This is primarily due to a decline in the Company’s enterprise sales division: enterprise sales generally have larger per order shipments. PC platform sales accounted for 71.4% of total sales for the quarter ended March 31, 2002 compared to 76.1% in the first quarter of 2001.

Gross Profit. Gross profit dollar contribution decreased to $10.6 million for the first quarter of 2002, down 31.8% from the first quarter of 2001, which corresponds to the decline in sales volume. However, gross profit as a percentage of net sales increased to 10.6% in the quarter ended March 31, 2002 compared to 9.6% in the first quarter of 2001, and sequentially from 10.3% in the fourth quarter of 2001. This increase in gross profit margin percentage has been primarily due to customer mix, product mix and related vendor programs as well as taking advantage of early pay discounts.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars decreased 31.4% to $10.4 million for the quarter ended March 31, 2002 from $15.2 million in the first quarter of 2001, and sequentially, SG&A expense dollars decreased 13.6% from $12.1 million in the fourth quarter of 2001. The Company maintained tight controls on discretionary spending throughout the first quarter of 2002 and trimmed personnel costs associated with the support of a major customer. In addition, the Company reassessed the estimated useful lives of selected technology assets and extended the depreciation period resulting in an expense reduction of approximately $354,000. The impact was primarily due to the Company’s planned investment in a new enterprise system that was delayed due to the economic environment. Therefore, the Company reevaluated the useful life of its existing enterprise system, in conjunction with the estimated life of its investment in web development. As a percent of sales, SG&A increased to 10.4% for the quarter ended March 31, 2002 from 9.4% in the first quarter of 2001 due to the decline in sales volume.

The Company produces and distributes catalogs at various intervals throughout the year. The Company’s net cost of advertising decreased to $202,000 in the three month period ended March 31, 2002 from $757,000 in the comparable 2001 period. This decrease in net cost is primarily due to the discontinuation of the on-line advertising expense associated with the PC consumer customer segment.

Other Income/Expense. Other income was $14,000 for the quarter ended March 31, 2002 compared to other expense of $110,000 in the first quarter of 2001. The change was primarily due to a decrease in interest expense incurred in the first quarter of 2002 compared with the same period of 2001.

Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2002 was $52,000 as compared to a provision of $65,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 39.1% for the quarter ended March 31, 2002 compared to 38.5% for the quarter ended March 31, 2001.

Net Income. Net income for the quarter ended March 31, 2002 was $81,000 compared to net income of $104,000 in the first quarter of 2001. Basic and diluted earnings per share was $0.01 for the quarter ended March 31, 2002 and basic and diluted earnings per share was $0.01 in the first quarter of 2001.

Trends

The Company has been affected by the pervasive slowdown in U.S. corporate information technology (“IT”) spending over the past several quarters. The Company is still operating in an intensely competitive environment, and customer-purchasing trends continue to be difficult to forecast. While there are some encouraging signs in certain sectors, it is unclear whether the second quarter will show meaningful improvement in overall sales. In response to the static environment, the Company continued to focus on the key elements of its business: diversification of sales, initiatives to improve margin, and continued control of discretionary expenses.

The Company markets its products across several sectors to drive sales growth, while striving to become one of the leading business to business direct marketers of IT infrastructure solutions. The Company is building a niche in the enterprise business arena, and believes it is in a position to fulfill enterprise business level needs efficiently and profitably. Its outbound sales force, in conjunction with the small business group, which is the training ground for less tenured account executives, actively pursues the small to medium sized business customer. The Company believes there is growth potential and has recently invested in its Public Sector division by bringing in strong new leadership. Lastly, the Company’s legacy is in the Mac market. As previously noted, increasing Mac market share is a key objective and the Company will continue to promote Mac-platform product to both businesses and consumers.

The competitive landscape in the IT market has led to an intense focus on the key drivers of gross profit margin. This focus has led to several initiatives intended to grow the Company’s gross profit margin percentage. An increase in gross profit margin percentage is a company-wide initiative and will be primarily driven by customer mix, product mix and related vendor programs, attach rates, freight, purchasing power, account executive education, pricing strategies as well as taking advantage of early pay discounts.

The Company constantly reviews all internal processes to create efficiencies and reduce waste. It continues its efforts to maintain tight controls over all discretionary expenses, which has been a focal point for the past several quarters in light of the existing economic conditions. Additionally, the Company’s advertising expenditures are constantly reviewed in an effort to maintain a positive return on investment through the varying advertising venues. The Company invests in programs that have historically driven revenue growth, or are directed at lead generation.

The Company remains hopeful that a rebound in technology spending and accelerating profitability will occur during the latter half of 2002. The Company believes it is in a position to leverage its existing infrastructure as technology spending rebounds, while utilizing these initiatives to create opportunities for growth in the currently unstable market.

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

Liquidity and Capital Resources

As of March 31, 2002, the Company had total assets of $71.0 million, of which $58.4 million were current assets. At March 31, 2002 and December 31, 2001 the Company had cash and cash equivalents, and restricted cash of $10.4 million and $13.1 million, respectively, and working capital of $19.7 million and $19.3 million, respectively. The Company continued to utilize its cash position to take advantage of favorable discount terms offered by certain vendors. The Company’s accounts receivable days outstanding increased to 36 days at March 31, 2002 compared to 32 days at December 31, 2001. The Company expects the days outstanding to increase to approximately 45 days by the end of the second quarter of 2002 due to a change in payment terms with a major customer.

Net cash used by operating activities was $2.3 million for the three months ended March 31, 2002 compared to cash provided by operating activities of $10.6 million for the three months ended March 31, 2001. Cash outflows for the three months ended March 31, 2002 were primarily due to decreases in accounts payable partially offset by a decline in inventories. In the three months ended March 31, 2002, accounts payable decreased $6.7 million while inventories decreased by $3.6 million from December 31, 2001.

Cash outlays for capital expenditures were $651,000 and $1.2 million in the three months ended March 31, 2002 and 2001, respectively. These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems.

The net amount of accounts payable outstanding at March 31, 2002 was $32.0 million, of which $12.2 million was drawn from a $35.0 million flooring facility and working capital line, collateralized by inventories and accounts receivable. This credit facility expires June 30, 2002 and is subject to annual renewals. At this time, the Company expects to renew this facility. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At March 31, 2002, the Company had no outstanding borrowing amount on the working capital line of credit. Additionally, at March 31, 2002, the Company had restricted cash representing an unused standby letter of credit of $930,000.

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

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None.

(b)	Reports on Form 8-K

No Reports on Form 8-K were filed during the quarter ended March 31, 2002.

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

Date: May 15, 2002	By:	ZONES, INC. /S/ FIROZ H. LALJI —————————————— Firoz H. Lalji, Chairman and Chief Executive Officer /S/ RONALD P. MCFADDEN —————————————— Ronald P. McFadden, Chief Financial Officer