Form 10-Q
period 2002-07-30
ZONES INC
filed 2002-08-14
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number   0-28488

ZONES, INC (Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1431894 (I.R.S. Employer Identification Number)

707 South Grady Way Renton, Washington (Address of Principal Executive Offices)	98055-3233 (Zip Code)

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

Yes [X] No [_]

The number of shares of the registrant’s Common Stock outstanding as of August 9, 2002 was 13,594,386.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements:

Consolidated Balance Sheets June 30, 2002 and December 31, 2001 (unaudited)	3

Consolidated Statements of Operations Three and six months ended June 30, 2002 and 2001 (unaudited)	4

Statements of Shareholders’ Equity Six months ended June 30, 2002 (unaudited)	5

Consolidated Statements of Cash Flows Six months ended June 30, 2002 and 2001 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 4.	Submission of Matters to a vote of Security Holders	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signatures	20

Part I.

Item 1. Financial Statements

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$1,524	$12,141
Restricted cash	930	930
Receivables, net	40,156	32,120
Inventories, net	13,775	16,896
Prepaid expenses	683	979
Deferred tax asset	1,743	1,743

Total current assets	58,811	64,809
Property and equipment, net	6,623	7,543
Deferred tax asset	4,921	5,207
Other assets	296	342

Total assets	$70,651	$77,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,105	$37,994
Accrued liabilities	5,332	6,126
Line of credit	900
Current portion of capital lease obligations	785	1,412

Total current liabilities	38,122	45,532
Capital lease obligations, net of current portion	85	226
Other liabilities	401	585

Total liabilities	38,608	46,343

Commitments and contingencies

Shareholders’ equity:
Common stock	39,531	39,500
Accumulated deficit	(7,488)	(7,942)

Total shareholders’ equity	32,043	31,558

Total liabilities and shareholders’ equity	$70,651	$77,901

See notes to consolidated financial statements 3

ZONES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	$107,771	$145,163	$207,619	$306,332
Cost of sales	96,948	130,894	186,246	276,585

Gross profit	10,823	14,269	21,373	29,747

Selling, general and administrative	10,214	14,089	20,646	29,288

Income from operations	609	180	727	459

Interest expense	24	79	57	226
Other (income) expense, net	(22)	(63)	(70)	(99)
Minority interest		(1)		(2)

Other (income) expense	2	15	(13)	125

Income before taxes	607	165	740	334
Provision for income taxes	234	73	286	138

Net income	$373	$92	$454	$196

Basic earnings per share	$0.03	$0.01	$0.03	$0.01

Shares used in computing basic earnings per share	13,581	13,476	13,573	13,457

Diluted earnings per share	$0.03	$0.01	$0.03	$0.01

Shares used in computing diluted earnings per share	13,700	13,476	13,633	13,457

See notes to consolidated financial statements 4

ZONES, INC. STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except share data) (unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2002	13,536,406	$39,500	$(7,942)	$31,558
Issuance of common stock	44,763	31		31
Net income			454	454

Balance, June 30, 2002	13,581,169	$39,531	$(7,488)	$32,043

See notes to consolidated financial statements 5

ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six months ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$454	$196
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	1,966	3,583
Deferred income taxes	286	138
Minority interest		(2)
Changes in assets and liabilities:
Receivables, net	(8,036)	14,482
Inventories, net	3,121	8,482
Prepaid expenses and other assets	343	(74)
Accounts payable	(10,830)	(10,739)
Accrued and other liabilities	(977)	(2,166)

Net cash (used in) provided by operating activities	(13,673)	13,900

Cash flows from investing activities:
Purchases of property and equipment	(1,047)	(1,855)

Net cash used in investing activities	(1,047)	(1,855)

Cash flows from financing activities:
Net borrowing under line of credit arrangement	900
Net change in book overdraft	3,942	(3,596)
Net proceeds from sale of common stock	31	77
Net proceeds from capital lease		445
Payments on capital leases	(770)	(1,038)

Net cash provided by (used in) financing activities	4,103	(4,112)

Net increase (decrease) in cash and cash equivalents	(10,617)	7,933
Cash and cash equivalents at beginning of period	12,141	3,816

Cash and cash equivalents at end of period	$1,524	$11,749

See notes to consolidated financial statements

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

Zones, Inc. (the “Company”) is a single-source, multi-vendor direct reseller of name-brand information technology products to the growing small to medium sized business market (“SMB”), enterprise and government and education accounts. The Company sells these products through outbound and inbound account executives, specialty print and e-catalogs and the Internet. The Company offers more than 150,000 products from leading manufacturers including Apple, Compaq, Hewlett-Packard, IBM, Microsoft and Toshiba.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from 3 to 5 years and other property and equipment from 3 to 10 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and improvements are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net cash flows will be less than the asset carrying value.

In January 2002, the Company revised its estimate of the useful lives of certain technology assets. These changes reduced amortization for the three and six months ended June 30, 2002 by approximately $321,000 and $691,000, respectively, and were made to better reflect the estimated periods during which the assets will remain in service. The impact was primarily due to the Company’s planned investment in a new enterprise system that was cancelled due to the economic environment. Therefore, the Company reevaluated the useful life of its existing enterprise system, in conjunction with the estimated life of its investment in web development.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company’s results of operations and financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146 “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 93-4, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on the Company’s results of operations, financial position and cash flows.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Basic earnings per share:

Income available to common shareholders	$373	$92	$454	$196

Weighted average shares outstanding	13,581	13,476	13,573	13,457

Basic earnings per share	$0.03	$0.01	$0.03	$0.01

Diluted earnings per share:

Net income	$373	$92	$454	$196

Weighted average shares outstanding	13,581	13,476	13,573	13,457
Stock options	119		60

Total common shares and dilutive securities	13,700	13,476	13,633	13,457

Diluted earnings per share	$0.03	$0.01	$0.03	$0.01

4. Commitments and Contingencies

Legal Proceedings

Various legal claims and actions considered normal to the Company’s business have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position or results of operations.

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Company has received a final report, and the Department has assessed $2.1 million plus approximately $800,000 of accrued interest. The Company disagrees with substantially all of the deficiencies and has contested such deficiencies through the administrative appeals process and is pursuing further litigation. There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies. Additionally, the Department may also make a similar assessment for 2000 and 2001. An unfavorable decision could have a material effect on the Company.

The Company has been named as a defendant in Massachusetts Institute of Technology, et al. v. Abacus Software, Inc., et al., which is pending in the U.S. District Court for the Eastern District of Texas, Texarkana Division, Case No. 501-CV-344. Plaintiffs allege that scanners and digital cameras manufactured by other entities and sold by Zones infringe on United States Patent No. 4,500,919, a patent assigned to plaintiff Massachusetts Institute of Technology and licensed to coplaintiff Electronics for Imaging, Inc. The Company has retained counsel to defend its interests in this action and believes that it has strong defenses to plaintiffs’ claims, including defenses as to the validity of the patent and as to patent marking issues. The Company is one of 214 defendants sued in this patent infringement action. The case is in its infancy and discovery has not yet begun. The Company does not believe that the claims will have a material adverse effect on its financial position, however, it is not yet possible to accurately assess the extent of its exposure to such claims.

Liquidity

The Company’s net amount of accounts payable outstanding at June 30, 2002 was $31.1 million, of which $7.7 million was drawn from a $35.0 million credit facility, collateralized by inventories and accounts receivable. This credit facility expired July 21, 2002, but has been extended until August 31, 2002 during which time the Company intends to renegotiate the terms of an annual renewal. The Company does not anticipate any complications renegotiating the terms and timing of this renewal.

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

Substantially all of the Company’s net sales for the three and six months ended June 30, 2002 were made to customers located in the United States. All of the Company’s assets at June 30, 2002 and December 31, 2001 were located within the United States. Sales to one of the Company’s customers represented 19.3% and 18.0% of total sales for the three and six months ended June 30, 2002. Net sales to this customer were $20.8 million and $37.5 million for three and six months ended June 30, 2002, compared to $47.9 million and $94.4 million for three and six months ended June 30, 2001. The Company believes that sales to this customer over future quarters may further decline.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed on February 26, 2002 with the Securities Exchange Commission.

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

State Sales or Use Tax Uncertainties. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington, Nevada, Tennessee, Illinois and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to residents of those states. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence in various forms of electronic media and other factors, states could argue that the Company’s current contact with various states exceeds the level of contact involved in the Supreme Court case. The Company cannot predict the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for us, could result in increased prices to customers and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company drop-ships product into various states in which it does not collect sales tax.  There can be no assurance that drop-ship sales will not be taxed in the future and, if such transactions are taxed, there can be no assurance that the Company will be able to maintain the same level of sales in these states.

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Company has received a final report, and the Department has assessed $2.1 million plus approximately $800,000 accrued interest. The Company disagrees with substantially all of the deficiencies and has contested such deficiencies through the administrative appeals process and is pursuing further litigation. There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies. Additionally, the Department may also make a similar assessment for 2000 and 2001. An unfavorable decision could have a material effect on the Company.

No Assurance of Revenue or Profitability. The Company’s sales and operating results are difficult to forecast, and several factors are outside of the Company’s control. There is no assurance that the Company will, at any point, attain increased sales or profitability, which could adversely affect the Company’s business, financial condition, cash flows or results of operations.

Future Growth. If the Company does not successfully manage growth in the future, it could significantly limit its ability to meet customer demand and business could be harmed. The current business strategy is to pursue additional growth and expand its customer base through increased profitability and productivity in the Company’s account executives and targeted marketing tools for acquisition of new customers, retention of its current customers and reactivation of our previous customers. The Company’s future success will depend, in part, on our ability to manage this growth.

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

Reliance on Vendor Relationships. The Company acquires products directly from manufacturers as well as from distributors such as Ingram Micro, Tech Data and others. Certain hardware manufacturers limit the number of product units available to direct marketers such as the Company. Substantially all of the Company’s contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company’s relationships with its vendors could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Major Customer. Sales to one of the Company’s customers represented 19.3% and 18.0% of total sales for the three and six months ended June 30, 2002. Net sales to this customer were $20.8 million and $37.5 million for three and six months ended June 30, 2002, compared to $47.9 million and $94.4 million for three and six months ended June 30, 2001. The Company’s relationship with this customer has changed, and sales to this customer may continue to decline throughout 2002. Additionally, the Company is currently designated as a minority-owned business. This designation has contributed to the Company’s total net sales. There can be no assurances that this designation will contribute to future growth or that the Company will continue to hold this designation.

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract that expires in August 2003. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company’s business, financial condition and results of operations. Certain distributors also participate in the Company’s logistics through electronic data interchange. Failure to develop and maintain relationships with these and other vendors that would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms could have a material adverse effect on the Company’s business, financial condition, cash flows and results of operations.

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

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.0	90.2	89.7	90.3

Gross profit	10.0	9.8	10.3	9.7
Selling, general and administrative expenses	9.5	9.7	9.9	9.6

Income from operations	0.5	0.1	0.4	0.1
Other (income) expense	0.0	0.0	0.0	0.0

Income before income taxes	0.5	0.1	0.4	0.1
Provision for income taxes	0.2	0.1	0.2	0.0

Net income	0.3%	0.1%	0.2%	0.1%

Selected domestic operating data:
Catalog circulation	3,145,000	3,875,000	6,808,000	7,075,000
E-media circulation	3,340,000	2,700,000	6,962,000	5,765,000
Number of orders	124,000	145,000	255,000	328,000
Average order size	$870	$1,026	$821	$949
Number of B2B account executives, end of period
	172	261	172	261

Comparison of Three Month Periods Ended June 30, 2002 and 2001

Net Sales. Net sales for the quarter ended June 30, 2002 decreased 25.8% to $107.8 million compared to $145.2 million in the second quarter of 2001, but increased sequentially 7.9% from $99.8 million in the first quarter of 2002. The decrease in sales resulted primarily from the impact of the sluggish economy that has reduced IT spending by businesses, as well as a decline in sales to a major customer, which decreased 56.6% to $20.8 million for the quarter ended June 30, 2002 compared to $47.9 million in the same period of 2001. Total outbound sales to the small to medium sized businesses (“SMB”), enterprise and government and education accounts decreased 27.6% to $90.7 million in the second quarter of 2002 from $125.3 million in the second quarter of 2001, but grew 7.7% sequentially from $84.2 million in the first quarter of 2002. The Company has experienced two consecutive quarters of sequential sales increase in its core SMB market, growing 6.0% to $46.4 million in the second quarter of 2002 from $43.8 million in the first quarter of 2002. Although sales in certain sectors have exhibited modest sequential quarter improvement, it is increasingly apparent that the aggressive acceleration in IT spending that was predicted for the second half of 2002 is being deferred. The Company’s goals are to focus on increasing the productivity of its commercial accounts sales force and expand its portfolio of enterprise accounts. Additionally, the Company is continually looking for opportunities to increase its share of the Mac-platform product market, emphasizing a vertical marketing approach to increase sales to business customers. Sales by the Company’s Mac division decreased 14.0% to $17.1 million for the three months ended June 30, 2002 compared to $19.9 million in the comparable period in 2001, but increased 9.3% sequentially from $15.6 million in the first quarter of 2002.

The Company’s average order size decreased to $870 for the three months ended June 30, 2002 from $1,026 in the second quarter of 2001. This is primarily due to a decline in sales in the Company’s enterprise division as enterprise sales generally have larger per order shipments. Average order size did, however, increase sequentially from $775 in the first quarter of 2002.

Gross Profit. Gross profit dollar contribution decreased to $10.8 million for the second quarter of 2002, down 24.2% from the second quarter of 2001, which corresponds to the decline in sales volume. However, gross profit as a percentage of net sales increased to 10.0% in the quarter ended June 30, 2002 compared to 9.8% in the second quarter of 2001. This increase in gross profit margin percentage has been primarily due to product mix and related vendor programs as well as aggressively taking advantage of early pay discounts. Gross profit margins as a percent of sales may vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased 27.5% to $10.2 million for the quarter ended June 30, 2002 from $14.1 million in the second quarter of 2001 and decreased sequentially 2.1% from $10.4 million in the first quarter of 2002. As a percent of sales, SG&A decreased to 9.5% for the quarter ended June 30, 2002 from 9.7% in the second quarter of 2001. The Company eliminated non-productive sales headcount, maintained tight controls on discretionary spending and critically evaluated all advertising expenditures throughout the second quarter of 2002.

The Company produces and distributes catalogs at various intervals throughout the year. The Company’s net cost of advertising decreased to $455,000 in the three month period ended June 30, 2002 from $848,000 in the comparable 2001 period. This decrease in net cost is primarily due to the discontinuation of the PC Zone and Brand catalog and the on-line advertising expense associated with the PC consumer customer segment.

Other Income/Expense. Other expense was $2,000 for the quarter ended June 30, 2002 compared to other expense of $15,000 in the second quarter of 2001. The change was primarily due to a decrease in interest expense incurred in the second quarter of 2002 compared with the same period of 2001.

Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 2002 was $234,000 as compared to a provision of $73,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.6% for the quarter ended June 30, 2002 compared to 44.2% for the quarter ended June 30, 2001.

Net Income. Net income for the quarter ended June 30, 2002 was $373,000 compared to net income of $92,000 in the second quarter of 2001. Basic and diluted earnings per share was $0.03 for the quarter ended June 30, 2002 and basic and diluted earnings per share was $0.01 in the second quarter of 2001.

Comparison of Six Month Periods Ended June 30, 2002 and 2001

Net Sales. Net sales for the six months ended June 30, 2002 decreased 32.2% to $207.6 million compared to $306.3 million in the comparable period of 2001. The decrease in sales resulted primarily from the impact of the sluggish economy that has reduced IT spending by businesses, as well as a decline in sales to a major customer, which decreased 60.3% to $37.5 million for the six months ended June 30, 2002 compared to $94.4 million in the same period of 2001. Total outbound sales to the SMB, enterprise and government and education accounts decreased 33.5% to $174.9 million in the first half of 2002 from $262.9 million in the first half of 2001. Additionally, it is increasingly apparent that the aggressive acceleration in IT spending that was predicted for the second half of 2002 is being deferred. The Company’s goals are to focus on increasing the productivity of its commercial accounts sales force and expand its portfolio of enterprise accounts. Additionally, the Company is continually looking for opportunities to increase its share of the Mac-platform product market, emphasizing a vertical marketing approach to increase sales to business customers. Sales by the Company’s Mac division decreased 24.5% to $32.8 million for the six months ended June 30, 2002 compared to $43.4 million in the comparable period in 2001.

The Company’s average order size decreased to $821 for the six months ended June 30, 2002 from $949 in the comparable quarter of 2001. This is primarily due to a decline in sales in the Company’s enterprise division as enterprise sales generally have larger per order shipments.

Gross Profit. Gross profit dollar contribution decreased to $21.4 million for the six months ended June 30, 2002, down 28.1% from the same period of the prior year. The decrease in gross profit dollars was primarily due to the decline in sales volume. Gross profit as a percentage of net sales increased to 10.3% in the six months ended June 30, 2002 compared to 9.7% in the comparable period of 2001. This increase in gross profit margin percentage has been primarily due to product mix and related vendor programs as well as aggressively taking advantage of early pay discounts. Gross profit margins as a percent of sales may vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative Expenses. SG&A expenses decreased 29.5% to $20.6 million for the six months ended June 30, 2002 from $29.3 million in the comparable period a year ago. The Company eliminated non-productive sales headcount, maintained tight controls on discretionary spending and critically evaluated all advertising expenditures throughout the first half of 2002, while prudently investing in the hiring and development of its account executives in anticipation of an IT spending rebound. As a percent of sales, SG&A increased to 9.9% for the six months ended June 30, 2002 from 9.6% in the comparable period of 2001.

The Company produces and distributes catalogs at various intervals throughout the year. The Company’s net cost of advertising decreased to $657,000 in the six month period ended June 30, 2002 from $1.6 million in the comparable 2001 period. This decrease in net cost is primarily due to the discontinuation of the Brand Catalog and the on-line advertising expense associated with the PC consumer customer segment.

Other Income/Expense. Other income was $13,000 for the six months ended June 30, 2002 compared to other expense of $125,000 in the six months ended June 30, 2001. The change was primarily due to a decrease in interest expense incurred in 2002 compared with the same period of 2001.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2002 was $287,000 as compared to a provision of $138,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.7% for the six months ended June 30, 2002 compared to 41.4% for the six months ended June 30, 2001.

Net Income. Net income for the six months ended June 30, 2002 was $454,000 compared to net income of $196,000 in the comparable period of 2001. Basic and diluted earnings per share were $0.03 for the six months ended June 30, 2002 and basic and diluted earnings per share was $0.01 for the six months ended June 30, 2001.

Trends

The Company has been affected by the pervasive slowdown in U.S. corporate information technology (“IT”) spending over the past several quarters. The Company is still operating in an intensely competitive environment, and customer-purchasing trends continue to be difficult to forecast. While there are some encouraging signs in certain sectors, it is becoming increasingly apparent that the highly anticipated second half acceleration in IT spending is being deferred. In response to this continued static environment, the Company is focusing on the key elements of its business to reach its three year goal: diversification of sales, initiatives to improve gross profit margin, and continued control of discretionary expenses.

Although short term sequential net sales may experience a slight decline to a nominal increase in relation to historical patterns, the Company believes it is in a position to leverage its existing infrastructure as technology spending rebounds and has set ambitious internal goals to grow its net sales to $1.0 billion by 2005. In order to meet its sales goal, the Company plans to continue to hire account executives, while selectively replacing administrative team members it loses through attrition. The additional headcount may increase selling, general and administrative (“SG&A”) expense, but the Company believes the overall SG&A as a percent of sales will remain relatively flat as the increase will be proportional to the increase in sales.

The Company markets its products across several sectors to drive sales growth, while striving to become one of the leading business to business direct marketers of IT infrastructure solutions. Its outbound sales force, in conjunction with the small business group, which is the training ground for less tenured account executives, actively pursues the small to medium sized business customer. The Company slowly began investing in new account executives in the first quarter of 2002, and aggressively pursued hiring during the second quarter of 2002. The Company intends to continue hiring account executives in future quarters. The Company is building a niche in the enterprise business arena, and believes it is in a position to fulfill enterprise business level needs efficiently and profitably. During the second quarter, the Company invested in a Chicago satellite office to support its Midwest enterprise endeavors. The Company believes there is growth potential in its Public Sector division and is pursuing education and state and local government initiatives. Lastly, the Company’s legacy is in the Mac market. As previously noted, increasing Mac market share is a key objective and the Company intends to continue to promote Mac-platform products to both businesses and consumers. Specifically, the Company is emphasizing its vertical marketing approach to increase Mac sales to business customers.

The economic downturn in the IT market, as well as the Company’s disappointing sequential gross profit percentage decline primarily as a response to external pricing pressures, has led to an intense focus on the key drivers of gross profit margin. This focus has led to several initiatives intended to grow the Company’s gross profit margin percentage, driven by several factors including: product mix and related vendor programs, attach rates, freight, purchasing power, account executive education, pricing strategies as well as taking advantage of early pay discounts. As long as the economic environment remains sluggish, the Company may experience pricing pressures in pursuit of increasing its market share.

The Company constantly reviews all internal processes in an effort to create efficiencies and reduce waste. It continues its efforts to maintain tight controls over all discretionary expenses, which has been a focal point for the past several quarters due to the existing economic conditions, as well as advertising expenditures. The Company anticipates total SG&A costs to increase slightly due to its investment in the hiring and training of new account executives, as well as the satellite sales office opened during May of 2002 in Chicago.

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

Liquidity and Capital Resources

As of June 30, 2002, the Company had total assets of $70.7 million, of which $58.8 million were current assets. At June 30, 2002 and December 31, 2001 the Company had cash and cash equivalents, and restricted cash of $2.5 million and $13.1 million, respectively. The Company utilized its cash position to aggressively take advantage of favorable discount terms offered by certain vendors. The Company’s accounts receivable days outstanding increased to 39 days at June 30, 2002 compared to 32 days at December 31, 2001. The Company anticipated the increase in accounts receivable days outstanding due to a change in payment terms with a major customer. The Company’s working capital was $20.7 million and $19.3 million at June 30, 2002 and December 31, 2001, respectively.

Net cash used by operating activities was $13.7 million for the six months ended June 30, 2002 compared to cash provided by operating activities of $13.9 million for the six months ended June 30, 2001. Cash outflows for the three months ended June 30, 2002 were primarily due to increases in accounts receivable and decreases in accounts payable partially offset by a decline in inventories. At June 30, 2002, accounts receivable increased $8.0 million and accounts payable decreased $6.9 million, net of $3.9 million of cash overdraft, while inventories decreased by $3.1 million from December 31, 2001.

Cash outlays for capital expenditures were $1.0 and $1.9 million in the six months ended June 30, 2002 and 2001, respectively. These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems. The Company will continue to upgrade its internal information systems as a means to increase operational efficiencies.

The net amount of accounts payable outstanding at June 30, 2002 was $31.1 million, of which $7.7 million was drawn from a $35.0 million credit facility, collateralized by inventories and accounts receivable. This credit facility expired July 21, 2002, but has been extended until August 31, 2002 during which time the Company intends to renegotiate the terms of an annual renewal. The Company does not anticipate any complications renegotiating the terms and timing of this renewal. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At June 30, 2002, the Company was in compliance with all covenants related to its credit facility. For the period ending June 30, 2002, the Company had borrowed $900,000 on the working capital line of credit. Additionally, at June 30, 2002, the Company had restricted cash as collateral for an unused standby letter of credit of $930,000.

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

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Company has received a final report, and the Department has assessed $2.1 million plus approximately $800,000 of accrued interest. The Company disagrees with substantially all of the deficiencies and has contested such deficiencies through the administrative appeals process and is pursuing further litigation. There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies. Additionally, the Department may also make a similar assessment for 2000 and 2001. An unfavorable decision could have a material effect on the Company.

The Company has been named as a defendant in Massachusetts Institute of Technology, et al. v. Abacus Software, Inc., et al., which is pending in the U.S. District Court for the Eastern District of Texas, Texarkana Division, Case No. 501-CV-344. Plaintiffs allege that scanners and digital cameras manufactured by other entities and sold by Zones infringe on United States Patent No. 4,500,919, a patent assigned to plaintiff Massachusetts Institute of Technology and licensed to coplaintiff Electronics for Imaging, Inc. The Company has retained counsel to defend its interests in this action and believes that it has strong defenses to plaintiffs’ claims, including defenses as to the validity of the patent and as to patent marking issues. The Company is one of 214 defendants sued in this patent infringement action. The case is in its infancy and discovery has not yet begun. The Company does not believe that the claims will have a material adverse effect on its financial position, however, it is not yet possible to accurately assess the extent of its exposure to such claims.

Item 4. Submission of Matters to a vote of Security Holders

(a)	The Company held its annual meeting of shareholders on April 25, 2002.

(b)	Two matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1. Election of Directors

Nominee	Votes For	Against	Withheld
John H. Bauer	12,773,514		38,799
John T. Carleton	12,774,314		37,999
Firoz H. Lalji	12,773,748		38,565
Kathleen S. Pushor	12,774,294		38,019
Richard E. Carter	12,774,514		37,799

2. Ratification of Appointment of Auditors

Votes For	Votes Against	Abstentions
12,782,857	21,061	8,395

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(b)	Reports on Form 8-K

On May 1, 2002, the Company filed a report on form 8-K containing the Company’s press release to the effect that its Chairman and Chief Executive Officer, Firoz Lalji, had filed a Schedule 13D disclosing the purchase of an additional 900,000 shares of the Company’s common stock in a private transaction. Additionally, the Company reported that Nasdaq had notified it that it is not in compliance with Nasdaq’s minimum bid price per share requirement.

On May 22, 2002, the Company filed a report on form 8-K containing the Company’s press release to the effect that Nasdaq had notified it that the Company had regained compliance with Nasdaq’s minimum bid price per share requirement for continued listing on the Nasdaq National Market.

On June 7, 2002, the Company filed a report on form 8-K containing the Company’s press release to the effect that its Chairman and Chief Financial Officer, Firoz Lalji, had filed a Schedule 13D disclosing the purchase of an additional 1,651,000 shares of the Company’s common stock in a private transaction and his acquisition of beneficial ownership of 92,800 shares of the Company’s common stock in various open market transactions.

No other Reports on Form 8-K were filed during the quarter ended June 30, 2002.

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

Date: August 14, 2002	ZONES, INC. By: /S/ FIROZ H. LALJI ————————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer /S/ RONALD P. MCFADDEN ————————————————————— Ronald P. McFadden, Chief Financial Officer

20