Form 10-Q
period 2002-09-30
ZONES INC
filed 2002-11-12
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______

Commission File Number 0-28488

ZONES, INC (Exact name of registrant as specified in its charter)

Washington	91-1431894
(State of Incorporation)	(I.R.S. Employer
Identification Number)

707 South Grady Way
Renton, Washington	98055-3233
(Address of Principal Executive Offices)	(Zip Code)

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

Yes |X| No |_|

The number of shares of the registrant’s Common Stock outstanding as of November 7, 2002 was 13,609,956.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements: (unaudited)

Consolidated Balance Sheets
September 30, 2002 and December 31, 2001	3

Consolidated Statements of Operations
Three and nine months ended September 30, 2002 and 2001	4

Statement of Shareholders’ Equity
Nine months ended September 30, 2002	5

Consolidated Statements of Cash Flows
Nine months ended September 30, 2002 and 2001	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits and Reports on Form 8-K	20

Signatures	20

Certifications	21

2

Part I.

Item 1 Financial Statements

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$ 9,210	$ 12,141
Restricted cash	930	930
Receivables, net	33,776	32,120
Inventories, net	12,083	16,896
Prepaid expenses	1,096	979
Deferred tax asset	1,743	1,743

Total current assets	58,838	64,809
Property and equipment, net	5,985	7,543
Deferred tax asset	4,834	5,207
Other assets	300	342

Total assets	$ 69,957	$ 77,901

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 31,417	$ 37,994
Accrued liabilities	5,511	6,126
Current portion of capital lease obligations	514	1,412

Total current liabilities	37,442	45,532
Capital lease obligations, net of current portion	31	226
Other liabilities	308	585

Total liabilities	37,781	46,343

Commitments and contingencies
Shareholders’ equity:
Common stock	39,541	39,500
Accumulated deficit	(7,365)	(7,942)

Total shareholders’ equity	32,176	31,558

Total liabilities and shareholders’ equity	$ 69,957	$ 77,901

See notes to consolidated financial statements 3

ZONES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	$ 102,365	$ 120,723	$ 309,984	$ 427,055
Cost of sales	91,595	108,551	277,840	385,137

Gross profit	10,770	12,172	32,144	41,918

Selling, general and administrative	10,556	12,629	31,202	41,916

Income (loss) from operations	214	(457)	942	2

Interest (income) expense, net	22	33	79	(146)
Other (income) expense, net	(19)	(47)	(88)	259
Minority interest				(2)

Other (income) expense	3	(14)	(9)	111

Income (loss) before income taxes	211	(443)	951	(109)
Provision (benefit) for income taxes	87	(186)	374	(47)

Net income (loss)	$ 124	$ (257)	$ 577	$ (62)

Basic earnings (loss) per share	$ 0.01	$ (0.02)	$ 0.04	$ (0.01)

Shares used in computing basic earnings
(loss) per share	13,594	13,499	13,580	13,471

Diluted earnings (loss) per share	$ 0.01	$ (0.02)	$ 0.04	$ (0.01)

Shares used in computing diluted earnings
(loss) per share	13,705	13,499	13,659	13,471

See notes to consolidated financial statements 4

ZONES, INC. STATEMENT OF SHAREHOLDERS’ EQUITY (in thousands, except share data) (unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2002	13,536,406	$39,500	$(7,942)	$31,558
Issuance of common stock	57,980	41		41
Net income			577	577

Balance, September 30, 2002	13,594,386	$39,541	$(7,365)	$32,176

See notes to consolidated financial statements 5

ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine months ended September 30,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$ 577	$ (62)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	2,815	5,248
Deferred income taxes	373	(47)
Loss on disposal of asset	14
Minority interest		(2)
Changes in assets and liabilities:
Receivables, net	(1,656)	19,494
Inventories, net	4,813	11,848
Prepaid expenses and other assets	(75)	(147)
Accounts payable	(7,037)	(27,896)
Accrued and other liabilities	(892)	(3,959)

Net cash (used in) provided by operating activities	(1,068)	4,477

Cash flows from investing activities:
Purchases of property and equipment	(1,271)	(2,205)

Net cash used in investing activities	(1,271)	(2,205)

Cash flows from financing activities:
Net change in book overdraft	460	1,116
Net proceeds from sale of common stock	41	112
Net proceeds from capital lease		573
Payments on capital leases	(1,093)	(1,532)

Net cash (used in) provided by financing activities	(592)	269

Net (decrease) increase in cash and cash equivalents	(2,931)	2,541
Cash and cash equivalents at beginning of period	12,141	3,816

Cash and cash equivalents at end of period	$ 9,210	$ 6,357

See notes to consolidated financial statements 6

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

Zones, Inc. (the “Company”) is a single-source, multi-vendor direct reseller of name-brand information technology products to the growing small to medium sized business market (“SMB”), enterprise and government and education accounts. The Company sells these products through outbound and inbound account executives, specialty print and e-catalogs and the Internet. The Company offers more than 150,000 products from leading manufacturers including Apple, Hewlett-Packard, IBM, Microsoft and Toshiba.

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

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from 3 to 5 years and other property and equipment from 3 to 10 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and improvements are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes impairment when it is probable that such estimated future net cash flows will be less than the asset carrying value.

In January 2002, the Company revised its estimate of the useful lives of certain technology assets. These changes reduced amortization for the three and nine months ended September 30, 2002 by approximately $203,000 and $893,000, respectively, and increased net income by $119,000 and $542,000, respectively. The change was made to better reflect the estimated periods during which the assets will remain in service. The revision was primarily due to the Company’s planned investment in a new enterprise system that was cancelled due to the economic environment. As a result, the Company reevaluated the useful life of its existing enterprise system, in conjunction with the estimated life of its investment in web development.

Revenue Recognition

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. To eliminate the need to defer revenue according to SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, Zones will insure all orders shipped during the last seven calendar days of its calendar quarter. The underlying intent is to allow revenue to be recognized at the point of shipment, as title and risk and rewards of ownership pass to the customer, but the burden of loss shifts from the seller to the insurance company. Additionally, the Company offers limited return rights on its product sales. At the point of sale, the Company also provides an allowance for sales returns, which is established based on historical experience.

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

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 on January 1, 2002 did not have a material impact on the Company’s results of operations or financial position.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 146 “Accounting for the Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe the adoption of SFAS 146 will have a significant impact on the Company’s results of operations or financial position.

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

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Basic earnings (loss) per share:

Income (loss) available to common shareholders	$ 124	$ (257)	$ 577	$ (62)

Weighted average shares outstanding	13,594	13,499	13,580	13,471

Basic earnings (loss) per share	$ 0.01	$ (0.02)	$ 0.04	$ (0.01)

Diluted earnings (loss) per share:

Net income (loss)	$ 124	$ (257)	$ 577	$ (62)

Weighted average shares outstanding	13,594	13,499	13,580	13,471
Diluted effect of stock options	111		79

Total common shares and dilutive securities	13,705	13,499	13,659	13,471

Diluted earnings (loss) per share	$ 0.01	$ (0.02)	$ 0.04	$ (0.01)

Options with exercise prices greater than the average market price for the periods indicated were not included in the computation of diluted earnings per share because the effect of the options on the calculation would have been anti-dilutive. These options totaled 1,480,902 for the three and nine months ended September 30, 2002 and 1,651,690 for the three and nine months ended September 30, 2001.

4. Commitments and Contingencies

Legal Proceedings

Except as noted below, various legal claims and actions considered normal to the Company’s business have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company’s business, financial position, cash flows or results of operations.

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Company has received a final report from the auditor, and the Department has assessed $2.1 million plus approximately $800,000 of accrued interest. The Company disagrees with substantially all of the deficiencies and is contesting such deficiencies through the administrative appeals process. There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies. Additionally, the Department may also make a similar assessment for 2000, 2001 and 2002. An unfavorable decision could have a material adverse effect on the Company.

The Company has been named as a defendant in Massachusetts Institute of Technology, et al. v. Abacus Software, Inc., et al., which is pending in the U.S. District Court for the Eastern District of Texas, Texarkana Division, Case No. 501-CV-344. Plaintiffs allege that scanners and digital cameras manufactured by other entities and sold by the Company infringe on United States Patent No. 4,500,919, a patent assigned to plaintiff Massachusetts Institute of Technology and licensed to co-plaintiff Electronics for Imaging, Inc. The Company has retained counsel to defend its interests in this action and believes that it has strong defenses to plaintiffs’ claims, including defenses as to the validity of the patent and as to patent marking issues. The Company is one of 214 original defendants sued in this patent infringement action. The case is in its infancy and the parties have only recently exchanged their initial disclosures. The Company does not believe that the claims will have a material adverse effect on its business, financial position, cash flows or results of operations; however, it is not yet possible to accurately assess the extent of its exposure to such claims.

Liquidity

The Company’s net amount of accounts payable outstanding at September 30, 2002 was $31.4 million, of which $14.6 million of non-interest bearing amounts were drawn from a $35.0 million credit facility, which is collateralized by inventories and accounts receivable. The Company’s credit facility was renewed on September 16, 2002, and expires July 21, 2003.

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

Substantially all of the Company’s net sales for the three and nine months ended September 30, 2002 were made to customers located in the United States. All of the Company’s assets at September 30, 2002 and December 31, 2001 were located within the United States. Sales to one of the Company’s customers represented 10.6% and 15.6% of total sales for the three and nine months ended September 30, 2002. Net sales to this customer were $10.8 million and $48.3 million for three and nine months ended September 30, 2002, compared to $33.2 million and $127.6 million for three and nine months ended September 30, 2001. The contract with this customer will be up for renewal in June 2003

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

No Assurance as to Levels of Revenue or Profitability. The Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as general economic conditions and the level of corporate investment in new IT related capital equipment. There has been a decreased demand for the products the Company sell that has adversely affected its sales and results of operations. There is no assurance that the Company’s sales will not further decline, or that the Company will be able to maintain being profitable in the face of further declining sales. Either of which would further adversely affect the Company’s business, financial condition, cash flows or results of operations.

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

Pressure on Margins. The computer products industry has experienced intense price competition. The Company believes that its competition may aggressively price their product offerings to gain market share.  The Company may be required to reduce its profit margins to remain competitive in the future.  The slowdown in U.S. corporate IT spending has created a more intense competitive landscape that is disrupting the stability of pricing and exerting downward pressure on profit margins across all product lines.  Additionally, a number of manufacturers are providing their products direct to customers.  There can be no assurance that the Company will be able to maintain its gross margins in the future. If it is unable to maintain gross margins in the future, this could have an adverse effect on business, financial condition, cash flows or results of operations.

Competition. The computer products industry is highly competitive. The Company believes that product selection, availability and price are the three most important competitive factors. The Company competes with other national direct marketers, including CDW Computer Centers, Inc., Insight Enterprises, Inc., PC Connection, and PC Mall, Inc. The Company also competes with product manufacturers, such as Dell and Gateway, that sell direct to end-users and with large manufacturers, such as Hewlett Packard and IBM which are refining a customer direct model; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of these competitors rely heavily on the Internet as a marketing and sales channel. Some of the Company’s larger competitors compete principally on the basis of price and may have lower costs than the Company. The Company believes that competition may intensify in the future due to market conditions and consolidation. In the future, the Company may face fewer, but larger and better-financed competitors as a consequence of such consolidation. Additional competition may also arise if other methods of distribution emerge in the future. The Company competes not only for customers, but also for co-op advertising support from computer product manufacturers. There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

State Sales or Use Tax Uncertainties. The Company currently collects sales taxes or similar taxes on sales to customers in the States of Washington, Nevada, Tennessee, Illinois and Ohio. Various states have sought to require direct marketers to collect sales taxes on sales shipped to residents of those states. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state mail order company whose contacts with the state are limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by interstate common carrier. However, legislation that would expand the ability of states to impose sales tax collection obligations on direct marketers has been introduced in Congress on many occasions. Due to its presence in various forms of electronic media and other factors, states could argue that the Company’s current contact with various states exceeds the level of contact involved in the Supreme Court case. The Company cannot predict with certainty the level of contact that is sufficient to permit a state to impose a sales tax collection obligation on the Company. If legislation is passed to overturn the Supreme Court decision, the requirement to collect sales taxes or similar taxes on sales would result in additional administrative expenses for us, could result in increased prices to customers and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Company drop-ships product into various states in which it does not collect sales tax.  There can be no assurance that drop-ship sales will not be taxed in the future and, if such transactions are taxed, there can be no assurance that the Company will be able to maintain the same level of sales in these states.

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Company has received a final report from the auditor, and the Department has assessed $2.1 million plus approximately $800,000 accrued interest. The Company disagrees with substantially all of the deficiencies and is contesting such deficiencies through the administrative appeals process. There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies. Additionally, the Department may also make a similar assessment for 2000, 2001 and 2002. An unfavorable decision could have a material adverse effect on the Company.

Major Customer. Sales to one of the Company’s customers represented 10.6% and 15.6% of total sales for the three and nine months ended September 30, 2002, compared to 27.5% and 29.9% for the three and nine months ended September 30, 2001. Net sales to this customer were $10.8 million and $48.3 million for three and nine months ended September 30, 2002, compared to $33.2 million and $127.6 million for three and nine months ended September 30, 2001. The contract with this customer will be up for renewal in June 2003. There are no assurances that the contract will be renewed under the terms and conditions that currently exist, or that the contract will continue through the completion of its term. Additionally, the Company is currently designated as a minority-owned business for purposes of qualifying as a vendor for certain sales. There can be no assurances that this designation will contribute to future growth or that the Company will continue to hold this designation or to qualify for such sales.

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

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract that expires in August 2003. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. Certain distributors also participate in the Company’s logistics through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 46.5% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 48.9% of the outstanding shares of the Company’s common stock. The voting power of these shares will likely enable Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impeded potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock.

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

General

The Company’s revenues consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers. Net sales are product sales only, and reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative expenses include advertising expense net of vendor co-op, warehousing, selling commissions, order processing, telephone, credit card fees, and other costs such as administrative salaries, depreciation, rent, and general overhead expenses. Other (income) expense represents interest expense and net non-operating expenses.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.5	89.9	89.6	90.2

Gross profit	10.5	10.1	10.4	9.8
Selling, general and administrative expenses	10.3	10.5	10.1	9.8

Income (loss) from operations	0.2	(0.4)	0.3	0.0
Other (income) expense	0.0	0.0	0.0	0.0

Income (loss) before income taxes	0.2	(0.4)	0.3	0.0
Provision (benefit) for income taxes	0.1	(0.2)	0.1	0.0

Net income (loss)	0.1%	(0.2)%	0.2%	0.0%

Selected domestic operating data:
Catalog circulation	2,935,000	4,050,000	9,743,000	11,125,000
E-media circulation	4,068,000	2,390,000	11,030,000	8,155,000
Number of orders	124,000	139,000	378,000	467,000
Average order size	$822	$864	$821	$924
Number of B2B account executives, end of period	206	207	206	207

Comparison of Three Month Periods Ended September 30, 2002 and 2001

Net Sales. Net sales for the quarter ended September 30, 2002 decreased 15.2% to $102.4 million compared to $120.7 million in the third quarter of 2001. The decrease in total net sales resulted primarily from a decline in sales to a major customer, which decreased 67.4% to $10.8 million for the quarter ended September 30, 2002 compared to $33.2 million in the same period of 2001. The Company’s fundamental net sales, which exclude sales to this major customer, increased 4.6% to $91.5 million in the third quarter of 2002 compared to $87.5 million in the comparable quarter of 2001, and grew 5.2% sequentially from $87.0 million in the second quarter of 2002. The growth in our fundamental sales was primarily due to an increase in our inbound Mac-platform sales. The Company continues to look for opportunities to increase its share of the inbound Mac-platform product market to the consumer and SOHO customer. Inbound Mac sales increased 8.3% to $19.6 million for the three months ended September 30, 2002 compared to $18.1 million in the comparable period in 2001, and increased 14.6% sequentially from $17.1 million in the second quarter of 2002. Additionally, the Company increased its sales in the core SMB market by 2.9% to $46.0 million in the third quarter of 2002 from $44.7 million in the third quarter of 2001. This increase in core SMB sales was primarily due to the Company’s focus on increasing the productivity of its outbound account executives.

The Company’s average order size decreased to $822 for the three months ended September 30, 2002 from $864 in the third quarter of 2001. This decrease was primarily due to a decline in sales in the Company’s enterprise division, particularly sales to a major customer, as these sales generally have larger per order shipments.

Gross Profit. Gross profit dollar contribution decreased to $10.8 million for the third quarter of 2002, down 11.5% from the second quarter of 2001, which corresponds to the decline in sales volume. However, gross profit as a percentage of net sales increased to 10.5% in the quarter ended September 30, 2002 compared to 10.1% in the third quarter of 2001. This increase in gross profit margin percentage was primarily due to higher margin product mix and vendor programs, as well as aggressively taking advantage of early pay discounts. Gross profit margins as a percent of sales may vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expenses decreased 15.9% to $10.6 million for the quarter ended September 30, 2002 from $12.6 million in the third quarter of 2001, but increased sequentially 3.9% from $10.2 million in the second quarter of 2002. The sequential increase was primarily due to increased account executive headcount. As a percent of sales, SG&A decreased to 10.3% for the quarter ended September 30, 2002 from 10.5% in the third quarter of 2001. The Company maintained tight controls on discretionary spending and critically evaluated all advertising expenditures throughout the third quarter of 2002.

The Company produces and distributes catalogs at various intervals throughout the year. The Company’s net cost of advertising decreased to $411,000 in the three month period ended September 30, 2002 from $461,000 in the comparable 2001 period. This decrease in net cost was primarily due to a decline in the Company’s print catalog circulation and the discontinuation of the Brand catalog.

Other Income/Expense. Other expense was $3,000 for the quarter ended September 30, 2002 compared to other income of $14,000 in the third quarter of 2001. The change was primarily due to an increase in interest expense incurred in the third quarter of 2002 compared with the same period of 2001.

Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 2002 was $87,000 as compared to a benefit of $186,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 41.2% for the quarter ended September 30, 2002 compared to 42.0% for the quarter ended September 30, 2001.

Net Income. Net income for the quarter ended September 30, 2002 was $124,000 compared to a net loss of $257,000 in the third quarter of 2001. Basic and diluted earnings per share was $0.01 for the quarter ended September 30, 2002 compared to a basic and diluted loss per share of $0.02 in the third quarter of 2001.

Comparison of Nine Month Periods Ended September 30, 2002 and 2001

Net Sales. Net sales for the nine months ended September 30, 2002 decreased 27.4% to $310.0 million compared to $427.1 million in the comparable period of 2001. The decrease in sales resulted primarily from the impact of the sluggish economy that has reduced IT spending by businesses, as well as a decline in sales to a major customer, which decreased 62.1% to $48.3 million for the nine months ended September 30, 2002 compared to $127.6 million in the same period of 2001. The Company’s fundamental net sales, which exclude sales to this major customer, decreased 12.6% to $261.7 million in the nine months ended September 30, 2002 compared to $299.5 million in the comparable period of 2001. Total outbound sales to the small to medium sized businesses (“SMB”), enterprise and government and education accounts decreased 29.5% to $257.6 million in the nine months ended September 30, 2002 from $365.5 million in the same period of 2001. Net sales to the inbound Mac customers decreased 14.8% to $52.4 million for the nine months ended September 30, 2002 compared to $61.5 million in the comparable period in 2001. The Company is continually looking for opportunities to increase its share of the inbound Mac-platform product market to the consumer and SOHO customer. Additionally, the Company’s sales declined in its core SMB market 18.6% to $136.1 million in the nine months ended September 30, 2002 from $167.3 million in the comparable period of 2001.

The Company’s average order size decreased to $821 for the nine months ended September 30, 2002 from $924 in the comparable period of 2001. This was primarily due to a decline in sales in the Company’s enterprise division, particularly sales to a major customer, as these sales generally have larger per order shipments.

Gross Profit. Gross profit dollar contribution decreased to $32.1 million for the nine months ended September 30, 2002, down 23.3% from the same period of the prior year. The decrease in gross profit dollars was primarily due to the decline in sales volume. Gross profit as a percentage of net sales increased to 10.4% in the nine months ended September 30, 2002 compared to 9.8% in the comparable period of 2001. This increase in gross profit margin percentage was primarily due to higher margin product mix and vendor programs, as well as aggressively taking advantage of early pay discounts. Gross profit margins as a percent of sales may vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative Expenses. SG&A expenses decreased 25.5% to $31.2 million for the nine months ended September 30, 2002 from $41.9 million in the comparable period a year ago. The Company eliminated non-productive sales headcount, maintained tight controls on discretionary spending and critically evaluated all advertising expenditures throughout 2002, while prudently investing in the hiring and development of its account executives in anticipation of an IT spending rebound. As a percent of sales, SG&A increased to 10.1% for the nine months ended September 30, 2002 from 9.8% in the comparable period of 2001.

The Company produces and distributes catalogs at various intervals throughout the year. The Company’s net cost of advertising decreased to $1.1 million in the nine month period ended September 30, 2002 from $2.1 million in the comparable 2001 period. This decrease in net cost was primarily due to a decline in specialty print catalog circulation, the discontinuation of the PC Zone and Brand catalogs, and the on-line advertising expense associated with the PC consumer customer segment.

Other Income/Expense. Other income was $9,000 for the nine months ended September 30, 2002 compared to other expense of $111,000 in the nine months ended September 30, 2001. The change was primarily due to a decrease in interest expense incurred in 2002 compared with the same period of 2001.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2002 was $374,000 as compared to a benefit of $47,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 39.3% for the nine months ended September 30, 2002 compared to 43.1% for the nine months ended September 30, 2001.

Net Income. Net income for the nine months ended September 30, 2002 was $577,000 compared to net loss of $62,000 in the comparable period of 2001. Basic and diluted earnings per share were $0.04 for the nine months ended September 30, 2002 and basic and diluted loss per share were $0.01 for the nine months ended September 30, 2001.

Trends

During the third quarter, the Company experienced modest improvement in demand from its fundamental sales channels, which exclude the demand in sales to a major customer. However, to increase sales by any meaningful measure in today’s economic climate, the Company must increase its overall market share. A key driver to increased market penetration is the number of account executives (“AEs”) available to support new and existing customers. The Company continues to invest in the future of its business through the recruitment of additional AEs. The additional headcount may increase selling, general and administrative (“SG&A”) expense, but the Company believes that SG&A as a percent of sales will remain relatively flat as it endeavors to increase sales. Although short term sequential net sales may experience a slight decline to a nominal increase in relation to historical patterns, the Company believes it is in a position to leverage its existing infrastructure to take advantage of any technology spending. In response to a continued static environment, the Company is focusing on the key elements of its business: diversification of sales, improvement in gross profit margin, and continued control of discretionary expenses.

The Company markets its products across several sectors to drive sales growth, while striving to become one of the leading business to business direct marketers of IT infrastructure solutions. Its outbound sales force, in conjunction with the small business group, actively pursues the small to medium sized business customer. The small business group is the training ground for less tenured account executives, and is the growth engine for the Company focused on lead generation. The Company began investing in new account executives in the first half of 2002, and aggressively pursued hiring during the third quarter of 2002, increasing outbound sales headcount by 44 team members, and intends to continue hiring account executives in future quarters. The Company is building a niche in the enterprise business arena, and believes it is in a position to fulfill enterprise business level needs efficiently and profitably. During the second quarter, the Company opened a Chicago satellite office to support its Midwest enterprise endeavors. The Company has high expectations for its Chicago office, and invested $0.01 per share during the third quarter. Sales to a major customer have declined year over year, but the Company believes that sales generated by this customer will stabilize around 10% of overall sales in the fourth quarter of 2002. Additionally, there is growth potential in its Public Sector division and it is pursuing education, state and local government initiatives. Lastly, the Company’s legacy is in the Mac market. Increasing Mac market share remains a key objective and the Company intends to promote Mac-platform products to both its outbound businesses and inbound consumers.

The economic downturn in the IT market has led to an intense focus on the key drivers of gross profit margin. This focus has led to several initiatives intended to grow the Company’s gross profit margin percentage. The initiatives are driven by several factors including: product mix and related vendor programs, attach rates, freight, purchasing power, account executive education, pricing strategies as well as taking advantage of early pay discounts. As long as the economic environment remains sluggish, the Company may experience pricing pressures in pursuit of increasing its market share.

The Company constantly reviews all internal processes in an effort to create efficiencies and reduce waste. It continues its efforts to maintain tight controls over all discretionary expenses, including advertising expenses, which has been a focal point for the past several quarters due to the existing economic conditions. The Company anticipates total SG&A costs to increase slightly due to its investment in the hiring and training of new account executives, as well as the satellite sales office opened during May of 2002 in Chicago. The Company believes that the costs associated with the investment in additional headcount will narrow in future quarters as the account executives mature and become increasingly productive.

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

Liquidity and Capital Resources

As of September 30, 2002, the Company had total assets of $70.0 million, of which $58.8 million were current assets. At September 30, 2002 and December 31, 2001 the Company had cash and cash equivalents, and restricted cash of $10.1 million and $13.1 million, respectively. During 2002, the Company utilized its cash position to aggressively take advantage of favorable discount terms offered by certain vendors. The Company’s accounts receivable days outstanding increased to 44 days at September 30, 2002 compared to 32 days at December 31, 2001. The increase in accounts receivable days outstanding was primarily due to a change in payment terms with a major customer. However, the Company believes that accounts receivable days outstanding will stabilize at this level. The Company’s working capital was $21.4 million and $19.3 million at September 30, 2002 and December 31, 2001, respectively.

Net cash used by operating activities was $1.1 million for the nine months ended September 30, 2002 compared to cash provided by operating activities of $4.5 million for the nine months ended September 30, 2001. The cash outflow for the nine months ended September 30, 2002 was primarily due to increases in accounts receivable and decreases in accounts payable and was partially offset by a decline in inventories. At September 30, 2002, accounts receivable increased $1.7 million and accounts payable decreased $6.6 million, net of the $460,000 increase in book overdraft, while inventories decreased by $4.8 million from December 31, 2001.

Cash outlays for capital expenditures were $1.3 and $2.2 million in the nine months ended September 30, 2002 and 2001, respectively. These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems. The Company will continue to upgrade its internal information systems as a means to increase operational efficiencies.

The net amount of accounts payable outstanding at September 30, 2002 was $31.4 million, of which $14.6 million of non-interest bearing amounts were drawn from a $35.0 million credit facility, collateralized by inventories and accounts receivable. This credit facility was renewed on September 16, 2002, and will expire on July 21, 2003. The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and a merger and consolidation of the Company. At September 30, 2002, the Company was in compliance with all covenants related to its credit facility. For the period ending September 30, 2002, the Company had no outstanding borrowings on the working capital line of credit. Additionally, at September 30, 2002, the Company had restricted cash as collateral for an unused standby letter of credit of $930,000.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part II.

Item 1. Legal Proceedings

Except as noted below, various claims and actions of a type commonly encountered in the Company’s industry have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position or results of operations.

The Washington State Department of Revenue (the “Department”) is currently examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Company has received a final report from the auditor, and the Department has assessed $2.1 million plus approximately $800,000 of accrued interest. The Company disagrees with substantially all of the deficiencies and is contesting such deficiencies through the administrative appeals process. There can be no assurance that the Company will be successful, in whole or in part, in challenging the proposed deficiencies. Additionally, the Department may also make a similar assessment for 2000, 2001 and 2002. An unfavorable decision could have a material adverse effect on the Company.

The Company has been named as a defendant in Massachusetts Institute of Technology, et al. v. Abacus Software, Inc., et al., which is pending in the U.S. District Court for the Eastern District of Texas, Texarkana Division, Case No. 501-CV-344. Plaintiffs allege that scanners and digital cameras manufactured by other entities and sold by the Company infringe on United States Patent No. 4,500,919, a patent assigned to plaintiff Massachusetts Institute of Technology and licensed to co-plaintiff Electronics for Imaging, Inc. The Company has retained counsel to defend its interests in this action and believes that it has strong defenses to plaintiffs’ claims, including defenses as to the validity of the patent and as to patent marking issues. The Company is one of 214 original defendants sued in this patent infringement action. The case is in its infancy and the parties have only recently exchanged their initial disclosures. The Company does not believe that the claims will have a material adverse effect on its business, financial position, cash flows or results of operations; however, it is not yet possible to accurately assess the extent of its exposure to such claims.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Microsoft Corporation Amendment of Authorized Source Agreement

99.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder

(b)	Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended September 30, 2002.

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 11, 2002

ZONES, INC.

By: /S/ FIROZ H. LALJI
       ———————————————————————
       Firoz H. Lalji, Chairman and Chief Executive Officer

       /S/ RONALD P. MCFADDEN
       ———————————————————————
      Ronald P. McFadden, Senior Vice President and
      Chief Financial Officer

20

Certifications I, Firoz Lalji, Chairman and Chief Executive Officer of Zones, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zones, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	By: /S/ FIROZ H. LALJI ——————————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer

21

I, Ronald McFadden, Senior Vice President and Chief Financial Officer of Zones, Inc., certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Zones, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	/S/ RONALD P. MCFADDEN ——————————————————————— Ronald P. McFadden, Senior Vice President and Chief Financial Officer

22