Form 10-K
period 2002-12-31
ZONES INC
filed 2003-02-26
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 0-28488

ZONES, INC (Exact name of registrant as specified in its charter)

Washington	91-1431894
(State of Incorporation)	(I.R.S. Employer
Identification Number)

707 South Grady Way
Renton, Washington	98055-3233
(Address of Principal Executive Offices)	(Zip Code)

(425) 430-3000
(Registrant’s Telephone
Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2002 was approximately $9,884,517 (1), based upon the last sales price per share of $1.40 as reported by the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding as of February 19, 2003, was 13,624,668.

(1)	Excludes value of Common Stock held of record as of June 30, 2002 by executive officers, directors and other 10% shareholders of the registrant. Includes Common Stock held of record as of that date by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

ZONES, INC. FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2002 TABLE OF CONTENTS

2

Part I

Item 1. Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which we operate, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “expect”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in this document. Particular attention should be paid to the cautionary statements involving the industry’s rapid technological change and the Company’s exposure to inventory obsolescence, availability and allocations of goods, reliance on vendor support and relationships, tax uncertainties, competitive risks, pricing risks and economic risks. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

General

Zones, Inc. (the “Company”) is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to the small to medium sized business market (“SMB”), enterprise and public sector accounts. Zones sells these products through outbound and inbound account executives, specialty print and e-catalogs and the Internet. Zones offers more than 150,000 products from leading manufacturers including Apple, Hewlett-Packard, IBM, Microsoft and Toshiba.

The Company was incorporated in November 1988 as a Washington corporation. The Company’s headquarters are located in Renton, Washington.

Industry Background

The Company believes that many businesses have become more receptive to direct marketing resellers (“DMR”) and now make their information technology (“IT”) purchasing decisions primarily on product selection, availability, convenience and price. DMR’s aspire to offer a broad product and service selection and purchasing convenience. Zones is part of the DMR channel which serves a very fragmented market whose projected annual sales are in the multi-billions of dollars. DMR’s strive to have a low cost structure driven by few fixed costs. Low costs can result from rapid inventory turns, a centralized sales force and highly automated internal processes; specifically including the use of the Internet and electronic data interchange (“EDI”) links with major vendors to streamline operations. The DMR business model is a fulfillment model, which integrates the procurement and resale of traditional product lines with value added logistics services to create a single solution based provider.

The industry is waiting for IT spending to rebound, which is expected to resume as corporate profits begin to accelerate. Growth in 2003 will depend on gains in market share as well as procuring a greater portion of existing customers IT products. Zones’ primary target for growth in this environment is the small to medium sized business (“SMB”) market. Historically, the SMB market has a very high adoption rate for IT products, and has not been as price sensitive as enterprise level customers. Additionally, the Company believes the SMB customer has adopted the relationship based outbound selling model due to its ability to offer a single-source for IT procurement.

In general, the economic slump has been an impetus for businesses to decrease the number of vendor relationships and find an integrated solution provider that can be a single-source partner. The Company believes that this new partner needs to offer a lower cost of procurement coupled with an enriching customer relationship. The four main reasons for a specific vendor preference among SMB customers include, among others:

•	Relationships – familiarity/predictability with the provider or method of provision;

•	Single point of contact with procurement-process simplicity;

•	Low cost – usually focusing solely on product cost as opposed to the total cost of procurement; and

•	Quality and low-variability of service.

3

This creates an opportunity for Zones to gain market share from the fragmented value added resellers (“VAR”) and other DMR’s, especially those that cannot provide end-to-end IT procurement and related services to the SMB market. The Company believes that DMR’s that can effectively address and communicate their value-add as it relates to these issues, and can expand the way customers think about the procurement processes, will prevail in the changing market.

Risk Factors

There are a number of important factors that could cause the Company’s actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which the Company may or may not yet be aware.

No Assurance as to Profitability or Levels of Revenue. The Company has not been profitable in any of the last three fiscal years. In addition, the Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as the level of corporate investment in new IT related capital equipment and general economic conditions. Additionally, the Company is currently designated as a minority-owned business for purposes of qualifying as a vendor for certain sales. There can be no assurance that this designation will contribute to future growth or that the Company will continue to hold this designation or to qualify for such sales. Overall, there has been a decreased demand for the products the Company sells that has adversely affected its sales and results of operations. There is no assurance that the Company will achieve profitability, or that the Company’s sales will not further decline or that the Company will achieve profitability in the face of further declining sales. A failure to achieve profitability or a decline in revenue levels would adversely affect the Company’s business, financial condition, cash flows or results of operations.

Variability of Operating Results. Historically, the Company has experienced significant fluctuations in its operating results from quarter to quarter as a result of many factors, and may experience significant fluctuations in its operating results in the future for many reasons, including the purchasing cycles of major enterprise customers, investment in activities to increase the productivity of its sales team, the condition of the computer products industry, shifts in demand for computer products, industry announcements of new products or upgrades, industry consolidation and acquisition disruptions and general economic conditions. For this reason, period to period comparisons of the Company’s financial results may not accurately forecast future performance.  If the Company is not profitable on a quarterly or annual basis, or if future operating results fall below the expectations of securities analysts or investors, its common stock price may decline.

Pressure on Margins. The computer products industry has experienced intense price competition. Historically, the Company’s competition has aggressively priced their product offerings to gain market share, and the Company believes its competition will continue to do so.  The Company may be required to reduce its profit margins to remain competitive in the future.  The slowdown in U.S. corporate IT spending has created a more intense competitive landscape that is disrupting the stability of pricing and exerting downward pressure both on average selling price and profit margins across all product lines.  Additionally, a number of manufacturers are providing their products direct to customers.  There can be no assurance that the Company will be able to maintain its gross margins in the future. If it is unable to maintain gross margins in the future, this could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Competition. The computer products industry is highly competitive. The Company believes that product selection, availability and price are the three most important competitive factors. The Company competes with other national direct marketers, including CDW Computer Centers, Inc., Insight Enterprises, Inc., PC Connection, and PC Mall, Inc. The Company also competes with product manufacturers, such as Dell and Gateway, that sell direct to end-users and with large manufacturers, such as Hewlett Packard and IBM, specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of these competitors rely heavily on the Internet as a marketing and sales channel. Some of the Company’s competitors compete principally on the basis of price and may have lower costs than the Company. The Company believes that competition may intensify in the future due to market conditions and consolidation. In the future, the Company may face fewer, but larger and better-financed competitors as a consequence of such consolidation. Additional competition may also arise if other methods of distribution emerge in the future. The Company competes not only for customers, but also for cooperative advertising expense reimbursements from computer product manufacturers. There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

Possible Delisting of Securities from Nasdaq National Market. The Company’s common stock is currently quoted on the Nasdaq National Market.  However, in order to continue to be included in the National Market, a company must maintain, among other things, a minimum closing bid price of $1.00 per share.  The Company’s common stock has periodically failed to maintain a minimum closing bid price of $1.00 per share. If the Company is unable to maintain the standards set by the National Market, the delisting of its common stock would have an adverse impact on the market price and liquidity of the Company’s securities and may adversely affect the ability to obtain additional financing.  As a result of such delisting, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock.

State Sales or Use Tax Uncertainties. In accordance with current industry practice, the Company does not collect sales taxes or other taxes with respect to shipments of goods into states other than Washington, Nevada, Tennessee, Illinois, California, Missouri and Ohio. Various states have sought to require the collection of state and local sales taxes on the sales of products shipped to the taxing jurisdiction’s residents by direct marketing resellers. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity, that might give rise to future or past tax collection obligations based on the Supreme Court case. In addition, states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on and potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Major Customer. Sales to one of the Company’s customers, Microsoft Corporation, represented 14.7% and 28.7% of total sales for the twelve months ended December 31, 2002 and 2001, respectively. Net sales to Microsoft were $60.7 million and $155.2 million for fiscal years 2002 and 2001, respectively. The contract with this customer will be up for renewal in June 2003. There are no assurances that the contract will continue through the completion of its term, that the contract will be renewed, or if renewed, that the terms and conditions that currently exist will continue, or that if the Company experiences further declines in sales to Microsoft that it will be able to replace those sales with increased sales to other enterprise or SMB customers.

Account Executive Hiring and Productivity. The Company intends to aggressively recruit account executives during 2003. The Company plans to hire approximately 20 new account executives each month. There are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time. The productivity of account executives has historically been based on tenure. If the Company does not retain the account executive, there can be no assurances of increasing average tenure or increased productivity.

Vendor Support. The Company has various relationships with its vendors, whose programs contribute to profitability. The Company relies on its vendors for cooperative advertising, which is a reimbursement of expenses associated with catalogs, e-vehicles and direct mail pieces. In addition, certain manufacturers and distributors provide the Company with incentives in the form of rebates, discounts and trade allowances. Many of these back-end programs are complex and difficult to administer. If any of these relationships or programs were terminated or substantially curtailed, or if the Company failed to manage the complexity of these programs, there can be no assurance that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected.

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

Rapid Technological Change and Inventory Obsolescence. The computer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. In order to satisfy customer demand and obtain greater purchase discounts, the Company may be required to carry significant inventory levels of certain products, which will subject it to increased risk of inventory obsolescence. The Company participates in first-to-market and end-of-life-cycle purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges and there can be no assurance that the Company will be able to avoid losses related to such products. Within the industry, vendors are becoming increasingly restrictive in guaranteeing return privileges. While the Company seeks to reduce its inventory exposure through a variety of inventory control procedures and policies such as only holding stock on hand for a two-week sell through run-rate, there can be no assurance that the Company will be able to avoid losses related to obsolete inventory.

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

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 48.2% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 50.0% of the outstanding shares of the Company’s common stock. The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock.

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

Potential Disruption of Business. The Company’s success is dependent in part on the quality, reliability and proper utilization of its information, telecommunication, desktop publishing and other systems, which are used for web-based distribution, marketing, catalog design and production, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. Interruption in any of the Company’s operating systems, Internet systems, Internet connectivity or telecommunication systems could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. Additionally, the Company’s headquarters lease expires on July 31, 2003. If the Company is unable to renew the lease on favorable terms and is required to move its headquarters, there is a risk that there could be an interruption of the Company’s information systems, which could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

The Business

The Company’s business is the procurement and fulfillment of IT solutions to the SMB, enterprise and public sector market place. Relationships with SMB, large enterprise, and public sector institutions represented 82.8% of sales revenue in 2002. The remaining revenue was primarily Mac platform consumers and small office home office customers.

The Company’s core business is focused on the SMB market. This is a large, addressable market of companies primarily served by a highly fragmented VAR community. The Company believes that the SMB customer is generally less sensitive to price, has a high adoption rate for IT solutions and is looking for a single source provider to handle their procurement from end to end.

The enterprise market is defined by customers within the Fortune 2000. These customers demand a much higher level of customer service and generally have longer purchasing cycles. Supported by a full enterprise team at the Renton headquarters, as well as account executives in California, Illinois and Missouri, Zones is able to integrate the business needs and processes of its customer through ZonesConnect, the Company’s robust automated web-based procurement system.

The public sector market is made up of three primary customer segments: state and local government, federal government and education. These sectors require special education pricing and participation in a bid process.

The Business Strategy

The Company acquires and develops on-going relationships primarily with SMB, enterprise accounts and public sector institutions through dedicated teams of outbound account executives (“AE”). Although outbound telemarketing is the Company’s primary customer contact, it also reaches customers through an integrated marketing and merchandising strategy designed to attract customers using dedicated e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, and providing customized web stores for its corporate customers through ZonesConnect. Throughout the year, the Company will refine the target customer in each market and create specific marketing collateral to reach that audience.

Zones’ support divisions have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set for each sales division. The marketing and merchandising departments generate correlated programs focused on meeting the needs of its customers. These programs will align with the priorities set for each sales division and provide the sales divisions information to ensure that each program is maximized.

Zones’ believes that the U.S. economic environment in 2003 is likely to be substantially similar to the environment in 2002, and its ability to grow in 2003 will hinge on increases in market share and the depth of IT spend generated from existing customers. The Company offers a sales solution that will lower the total cost of procurement.

•	Zones provides a single-source of more than 150,000 products from over 2,000 vendors;

•	Zones offers automated procurement through ZonesConnect;

•	Zones runs a low-cost operational model utilizing technological solutions and process driven fulfillment; and,

•	Zones establishes a proactive partnership with each customer through a dedicated AE supported by a team of experts for full sales cycle support.

The specific areas of concentration to realize share growth are:

Hiring. To drive market share growth, the Company has planned aggressive hiring goals in 2003. Each new AE will participate in a two month, intensive training program, before transitioning into the Small Business Group (“SBG”). SBG focuses on account acquisition to achieve its sales goal and reinforces Company best practices learned in the training program to effectively become part of the Zones Business Solutions (“ZBS”) team. As a part of the ZBS team, each AE will focus on increasing the productivity of each customer by developing the relationship to garner more of the total IT spend out of each account.

Focus on expansion of Customer Base. Relationships with SMB, large enterprise, and public sector institutions represent future growth opportunities for the Company. The Company intends to continue its efforts to increase sales to these accounts by focusing on its relationship based model, in which its AE’s develop long-term relationships with customers through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping. The Company also intends to focus its efforts on these customers through targeted marketing and the hiring of more AE’s.

Training and AE development. The Company continually seeks to attract, retain and motivate high quality personnel. Management focuses on training and coaching AE’s to access supportive collateral on the available programs and promotions developed by marketing and merchandising for effective account acquisition, execute on strategies in place to further penetrate existing accounts. The Company’s AE’s are paid a commission based salary. Commissions are tied to sales volume and gross profit dollar metrics. The Company’s average tenure of its current AE’s remained relatively flat at 30 months at the end of fiscal year 2002 compared to a year ago.

Product Breadth and Depth. The Company depends upon relationships with key vendors for opportunistic product purchases to enhance its margin. Through a strategic mix of products and vendors, the Company offers its customer a broad selection at competitive pricing. The Company generally stocks 20% of its product offerings, which represent 80% of its total revenue, in its Ohio warehousing facility. The remaining items are offered to the customer through the Company’s virtual warehousing partnerships with key distributors and vendors, via electronic data interchange (“EDI”). The Company uses its warehouse and EDI partners to fulfill its customer’s needs with broad product availability. EDI provides the Company’s customers access to its partner’s inventory of products and reduces the Company’s handling costs. Information on price and product availability is uploaded into the Company’s enterprise resource planning (“ERP”) system. The Company places individual orders directly with its EDI partner who assembles these orders and ships directly to the Company’s customers.

Zones Connect. The Company’s ZonesConnect web sites provide a personalized, self-service tool available 24 hours a day, 7 days a week to Zones’ customers. ZonesConnect adds value by providing access to information that simplifies customers’ business purchasing process. Through the Company’s robust e-commerce engine, customers are able to integrate their business processes and automate their procurement with customized ZonesConnect sites. ZonesConnect is a free online procurement management system providing the customer with a unique extranet for online ordering, featuring indispensable procurement management and reporting capabilities including order tracking and history, serial number tracking, purchase authorization levels, preconfigured bundled solutions, standards lists and time-release reporting.

Mac Zone. The Mac Zone division focuses on small office home office and consumers. The Mac business is based on a direct response model utilizing catalog circulation, marketing/merchandising programs, the Mac Zone web store and an inbound call center to drive sales. The 2003 focus will be on first to market promotions and creating programs that provide a valuable incentive to each customer.

Sales and Marketing

The Company reaches customers through an integrated marketing and merchandising strategy designed to attract customers using dedicated e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, and providing customized web stores for its corporate customers through its ZonesConnect service. Throughout the year, marketing will refine the target customer in each market and create specific marketing collateral to reach that audience.

Outbound Telemarketing. As of December 31, 2002, the Company had a staff of 171 AE’s who actively pursued sales to SMB, enterprise and public sector institutions by establishing one-to-one relationships through outbound telemarketing. The primary targets for AE’s in the SMB divisions are the small business customers, while enterprise AE’s focus on companies with in the Fortune 2000. These commissioned AE’s develop long-term relationships with their accounts through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping.

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

Extranet Commerce. The Company offers no-fee web stores for its customers through ZonesConnect. These web pages provide its customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information. In addition, we often provide more customized extranet sites for larger customers with specific online procurement needs.

Internet Commerce. The Company’s electronic commerce sites on the Internet, Zones.com and MacZone.com, provide a lower-cost sales channel to both supplement and enhance our person-to person selling model, and to provide its customers detailed product information and the convenience of on-line purchasing. To drive traffic to its Internet sites, the Company leverages its catalog circulation by featuring the Internet address throughout the catalogs. The web sites are featured on all the Company’s promotional communications and advertising. The Company also utilizes marketing through e-catalogs, as well as on-line price promotions and affiliations. The Company sent 14.7 million e-catalogs in 2002.

Catalogs. The Company markets products through targeted mailings of its monthly catalogs. The Mac Zone catalog continues to be strong demand response vehicle and the primary driver of the Mac inbound and online business. As the SMB business model evolves and continues to focus on outbound sales and e-commerce, reliance on the IT catalogs shift from a direct response vehicle to an opportunity for corporate branding. The Company utilizes its catalog distribution as both a customer acquisition and retention strategy by using the catalog as both a direct marketing tool and a branding vehicle to drive significant traffic to its electronic commerce sites, Zones.com and MacZone.com, as well as to the inbound sales force.

The Company uses cooperative advertising funds, which are proof of performance expense reimbursements, to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of funding available from the Company’s vendors has generally declined both in dollars and as a percentage of sales. The Company’s net cost of advertising totaled $1.4 million in 2002. Domestic net advertising costs were $2.5 million in 2001 and $3.1 million in 2000. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

Products and Merchandising

Through the Company’s catalogs, electronic commerce sites and sales force, the Company offers customers access to over 150,000 hardware, software, peripheral and accessory products and services for users of PC and Mac computers from over 2,000 manufacturers.

Computers and Servers. The Company offers a large selection of desktop, laptop and notebook personal computer systems and servers from leading manufacturers such as Apple, Dell, Hewlett-Packard, Fujitsu, IBM, Sony, and Toshiba.

Peripherals, Accessories and Networking. The Company carries a full line of peripherals products such as printers, monitors, keyboards, handhelds (PDA’s), memory, storage devices, modems, projectors, scanners, and digital cameras, as well as various accessories and printing supplies such as toner cartridges, storage media and cables. Brands offered by the Company include APC, Apple, Canon, Epson, Hewlett-Packard, In Focus, Iomega, Kingston, Kodak, Fuji, Logitech, NEC, Okidata, Palm, Phillips, Quantum, Sony, UMAX, ViewSonic and Western Digital.

Networking. The Company provides networking products such as switches, hubs, routers, firewalls and wireless devices. Brands offered by the Company include Asante, Cisco, 3Com, Linksys, Netgear, Nortel Networks, Intel, Hewlett-Packard, D-Link and Buffalo.

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

The following table shows the Company’s gross sales attributable to various product categories during 2002, 2001, and 2000.

	Year ended December 31,

	2002	2001	2000

Computers and servers	35.0%	39.7%	42.0%
Peripherals, accessories and networking	48.4	48.4	46.5

Total hardware	83.4	88.1	88.5
Software	16.6	11.9	11.5

Total	100.0%	100.0%	100.0%

The Company’s category merchandising group determines the manufacturers whose products are featured in its Internet and catalog offerings and negotiates the terms and conditions of product coverage. It is the merchant’s responsibility to review product availability and determine stocking strategy. Additionally, each merchant review’s their managed SKU’s to ensure that the Company is offering differentiating programs and is pricing competitively in the market. Each managed SKU also has component and add-on information to assist the AE in the selling process. Zones’ merchants have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set for each sales division. The merchandising group negotiates with certain manufacturers and distributors to provide the Company with incentives in the form of rebates, discounts and trade allowances. Vendors also help offset the cost of returned inventory with discretionary return privileges. If any of these relationships are terminated, there can be no assurance that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected.

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

The Company acquires products directly from manufacturers such as Apple, Hewlet-Packard and IBM, as well as through distributors such as Ingram Micro, Tech Data, Synnex, and others. In 2002, The Company purchased approximately 51.6% of its merchandise from distributors which is flat compared to 2001, and the balance directly from manufacturers. The Company believes that its sourcing strategy enables it to take advantage of significant special offers, discounts and supplier reimbursements, while also minimizing inventory costs. The Company believes it has excellent relationships with its suppliers and attempts to take advantage of all appropriate discounts.

The Company utilizes a blend of stocking, just-in-time procurement, and indirect fulfillment in executing its inventory management strategy. The Company generally stocks products that represent the top 80% of total revenue, including high-velocity and strategic products, as well as opportunistic purchases. The remaining products are provided to its customers primarily through virtual warehousing partnerships with key distributors and manufacturers. Through these relationships, the Company is able to offer a broad selection of products, and provide prompt, cost-efficient fulfillment with minimal inventory exposure. This virtual fulfillment model is facilitated through industry-standard EDI linkages with suppliers. All associated transactions are managed through and integrated within the Company’s ERP system, which lowers administrative overhead.

At December 31, 2002, the Company maintained an investment in inventory of $11.3 million, which turned an average of 24 times in 2002. This compares to an investment in inventory of $16.9 million at December 31, 2001, which turned an average of 20 times during 2001.

Order Fulfillment and Distribution

The Company distributes products virtually through its EDI arrangement with its vendors, as well as through its Airborne Logistics Services (“ALS”) warehouse in Wilmington, Ohio and its Henderson, Nevada warehouse.

ALS provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a contract that expires in August 2003. At this time the Company intends to negotiate the renewal of this contract. Employees of Airborne Logistics utilize the Company’s systems, policies and procedures to receive, log and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested by the Company. The Company also uses this warehouse facility to house special buys, constrained product and other high velocity product.

The Company pays a flat rate for each order filled by ALS. Orders received by the Company are electronically transmitted on a dedicated data line to its computer equipment at the Airborne Logistics distribution center, where a packing slip is printed out for order fulfillment and inventory availability is automatically updated on all of the Company’s information systems. All inventory items are bar coded and located in designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted for items in stock by 12:00 a.m. Eastern Time can generally be delivered overnight via Airborne Express. Upon request, orders may also be shipped for Saturday delivery or by ground service or other overnight delivery services.

The Company operates a return logistics/fulfillment warehouse in Henderson, Nevada. The returns warehouse accepts returns on certain products, processes the return and determines viability of the product. The warehouse is then responsible for the returned merchandise that will be returned to vendor, returned to general inventory, repaired or liquidated.

The Company continues to experience a significant decline in domestic customer return rates. Its returns decreased to 2.7% of gross sales in 2002 compared to 3.5% in 2001. Decreases in product returned to Henderson in 2002 were primarily attributable to facilitating certain product returns be sent directly to the vendor. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

Technical Support and Customer Service

The Company maintains a staff of dedicated technical support personnel who provide pre- and post-sale technical support both for Zones account managers and its customers. In addition to a broad base of A+ certifications, the team also maintains a number of distinguished manufacturer certifications, including Cisco CCIE, CCNA, Microsoft MCSE, Citrix CCA, Compaq Master ASE and SAN Architect, and HP STAR.

Pre-sales support is utilized primarily by the Company’s account managers to assist them in optimizing product recommendations, assessing compatibility and other technical requirements, providing technical consulting and design services, and offering configuration and custom imaging support services. Post-sales support is provided primarily to assist customers with their technical questions concerning the installation and operation of the products they purchase.

The Company also employs a staff of dedicated customer service representatives who respond to and facilitate inquiries regarding order status and related matters, shipment tracking, billing issues, and return requests. These services are provided via toll-free telephone support. The Company believes the employment of this comprehensive suite of technical support and customer service offerings improves the quality of its recommended technology solutions, reduces product returns, increases customer satisfaction, and encourages repeat business.

Systems

The Company continues to commit significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. During 2002, the Company made significant technology changes to improve its sales processes with the objective of efficiency and automation. A company-wide software refresh was done to include WinXP, Office XP and IE 6.0 on desktops. Similarly, the server software was upgraded to Win 2000 and SQL 2000.

The e-commerce web site was improved during 2002 using the latest technology to increase response time and provide greater scalability. This upgrade further allowed the Company to add business process functionalities for its enterprise customers who shop online. The Company developed a content management system for product information management. This system acts as a centralized repository for all product information, including product image and data specification. EDI remains the primary tool for exchanging transactions with enterprise customers, distributors and vendors; however, the Company has adopted a new form of transaction with external customers using XML, cXML and xCBL. The need for this form of transacting with external customers is growing for the SMB customers as well as enterprise customers. The Company is continually looking at technological advances to increase the productivity of its employees.

Database Marketing

The Company maintains a proprietary database containing over 5.0 million customer and inquirer records. The Company attracts new customers and prospective customers and retains current customers through their catalogs, on-line media, e-marketing, advertising in trade publications, targeted direct mail programs and managing leads for its outbound telemarketing sales force through the Company’s customer relationship management system. The catalogs’ circulation is comprised of customer records as well as names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers, association memberships and other sources. The Company regularly analyzes and updates its database and other available information in order to enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers’ needs and generate additional product orders. The Company believes that by selectively targeting its print media and e-vehicles to specific groups of customers with known product affinities and purchasing characteristics, it will be able to increase order rates from customers. This also enhances the effectiveness of the Company’s print catalogs and e-vehicles, and their desirability as a marketing channel for product manufacturers. The Company leverages its database marketing capabilities by providing key product manufacturers with marketing research such as price sensitivity tests, list response analyses, and database marketing consulting services. The Company believes these efforts assist it in promoting and preserving positive relationships with these manufacturers.

Employees

At December 31, 2002, the Company had 517 employees in its operations. The Company considers its employee relations to be good. The Company has never had a work stoppage and believes no employees are represented by a labor organization. The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company.

Sales Team Education

The Company provides a balanced 8-week accelerated training program consisting of classroom and practical, on-the-job learning within an outbound sales environment. Zones Team Development takes an integrated approach in developing the new hires’ skills for acquiring and developing customers using a relationship building sales methodology. AE’s learn to utilize various internal and external systems and receive hardware and software product education. In addition, the Company involves key vendor partners to educate its AE’s by offering monthly vendor fairs, lunch and learns and on-the-job cart product knowledge training.

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

Trademarks

The Company conducts its business in the United States primarily under the service marks Zones® and The Mac Zone® registered with the United States Patent and Trademark Office. These registrations can be renewed as long as the service marks are used in connection with the Company’s business activities. The Company believes that these, and its other marks have significant value and are an important factor in the marketing of its products. If challenged, there are no assurances that the Company will be able to protect its intellectual property.

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

Item 2. Properties

The Company currently leases approximately 132,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Renton, Washington, approximately 18,000 square feet of space for its return warehouse facility in Henderson, Nevada and approximately 1,200, 200 and 500 square feet of space for field sales offices in Schaumberg, Illinois; Kansas City, Missouri; and, Oakland, California, respectively. The Company’s lease on its corporate headquarters expires on July 31, 2003. There can be no assurance that the Company will be able to renew the lease with similar terms or that the Company will not have to relocate its corporate headquarters.

Item 3. Legal Proceedings

Various claims and actions of a type commonly encountered in the Company’s industry have been asserted and are pending against the Company. The Company believes that such claims and actions, individually or in the aggregate, will not have a material adverse effect upon the Company’s financial position or results of operations.

On November 21, 2002, the Washington State Department of Revenue (the “Department”) issued a final determination regarding the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Department upheld the auditor’s assessment of business and occupation tax on certain expense reimbursements the Company received from vendors during the audit period. The Company intends to petition the Department for a reconsideration of its determination, which will stay payment of the assessment until the petition for reconsideration is denied. However, as a result of the determination by the Department, the Company recorded a charge of $2.1 million during the fourth quarter of 2002. The Company intends to pursue all of its appeal rights, but there can be no assurance that the Company will be successful, in whole or in part, in challenging the determination. Additionally, the Department may also make a similar assessment for 2000, 2001 and 2002. The Company has reserved against the possibility of a similar assessment for these years.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4a. Executive Officers of the Registrant

Firoz H. Lalji, age 56, has served as the Company’s President and Chief Executive Officer since May of 1998, and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990. Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company. From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated over 140 camera specialty stores in eight western states.

Scott F. Koerner, age 45, has served as Executive Vice President and Chief Operating Officer since December 2000. Prior to that, Mr. Koerner was Senior Vice President and General Manager for Zones Business Solutions since April 2000. From 1999 to 2000, Mr. Koerner served as Vice President of Marketing and Merchandising for ZBS. From 1998 to 1999, Mr. Koerner served as the Senior Vice President of Sales and Marketing for Sayers Computer Source, a Midwest VAR servicing corporation. From 1996 to 1998, Mr. Koerner served as Senior Vice President and General Manager of Elek-Tek/Creative Computers. From 1994 to 1996, he served in various positions while at Montgomery Ward & Company including Vice President, Electric Avenue and Regional Managing Director.

Ronald P. McFadden, age 46, has served as Senior Vice President and Chief Financial Officer since May 2000. Prior to this position Mr. McFadden was the Company’s Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer for Kits Cameras, Inc., which operated over 140 camera specialty stores. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

Anwar Jiwani, age 48, has served as Senior Vice President and Chief Information Officer since April 1999. Prior to this Mr. Jiwani served for 23 years with The Royal Bank of Canada.

Part II

Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s Common Stock is quoted on the Nasdaq National Market under the symbol ZONS. The following table sets forth the range of high and low sales prices for the Common Stock as reported by the Nasdaq National Market.

	Year ended December 31,

		2002			2001

	High		Low	High		Low

First quarter	$1.24		$0.73	$4.38		$1.25
Second quarter	1.92		0.85	2.50		1.57
Third quarter	1.52		0.70	2.00		0.60
Fourth quarter	1.28		0.80	1.10		0.55

As of the March 12, 2003 record date, the Company had approximately 6,200 beneficial holders of record of its Common Stock. The Company has never paid, and has no present plans to pay, a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the expansion of its business.

Item 6. Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries. The balance sheet data at December 31, 2002 and 2001 and the statement of operations data for the years ended December 31, 2002, 2001 and 2000 have been derived from the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data for the years ended December 31, 2000, 1999 and 1998 and the statement of operations data for the years ended December 31, 1999 and 1998 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K. This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2002	2001	2000	1999	1998

	(In thousands, except per share data and operating data)
Statement of Operations Data:
Net sales	$414,643	$541,075	$634,063	$499,792	$512,473
Cost of sales (5)	371,725	487,450	574,080	451,025	458,037

Gross profit	42,918	53,625	59,983	48,767	54,436
Selling, general and administrative expenses (4, 5)	41,648	53,985	61,632	57,502	63,409

Income (loss) from operations before state tax
adjustment	1,270	(360)	(1,649)	(8,735)	(8,973)
State tax adjustment (1)	2,145

Loss from operations	(875)	(360)	(1,649)	(8,735)	(8,973)
Other (income) expense, net (3, 4, 5)	(58)	(26)	(1,106)	561	3,474

Loss before income taxes	(817)	(334)	(543)	(9,296)	(12,447)
Benefit from income taxes	(302)	(149)	(188)	(2,637)	(4,114)

Loss before cumulative effect of change in
accounting principle	(515)	(185)	(355)	(6,659)	(8,333)
Cumulative effect of change in method of
revenue recognition (2)			(59)

Net loss	$(515)	$(185)	$(414)	$(6,659)	$(8,333)

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.03)	$(0.50))	$(0.64)

Weighted average shares used in computation of
basic and diluted loss per share	13,587	13,488	13,383	13,287	13,079

Pro forma amounts assuming the new revenue
recognition principle is applied retroactively (2)
Net loss			$(355)	$(6,543)	$(8,359)
Basic and diluted loss per share			$(0.03)	$(0.49)	$(0.64)

Balance Sheet Data:
Working capital	$20,587	$18,908	$17,180	$17,484	$27,601
Total assets	79,952	80,001	116,465	98,744	142,219
Short-term debt	226	1,412	1,905	1,615	2,943
Long-term debt, net of current portion		226	1,197	986	338
Total shareholders’ equity	$31,097	$31,558	$31,603	$31,840	$37,350

Selected Operating Data: (6)
Catalogs distributed	12,543,000	14,895,000	18,877,000	31,075,000	46,300,000
e-media distributed	14,716,000	12,291,000	17,456,000	10,319,000
Number of shipments (7)	506,877	611,002	866,916	844,646	1,033,182
Average order size (7)	$821	$896	$748	$556	$435
Number of outbound account executives	171	176	274	238	142

(1)	During the fourth quarter of 2002, the Company received the final determination from the Washington State Department of Revenue regarding the tax years 1996 through 1999. The Company recorded a charge for this determination of $2.1 million.

(2)	During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, net of related income taxes.

(3)	During the first quarter of 2000, the Company recognized a one time gain on the sale of its Indian subsidiary of $1.3 million.

(4)	During 1999, the Company recognized gains and losses on the divestiture of an investment with majority control in Austria, France, Germany, Mexico, Switzerland and the United Kingdom, resulting in a net loss of $541,000.

(5)	During 1998, the Company recorded charges related to the write-off of inventory, the closure of international subsidiaries, staffing reductions and the disposal of unproductive computer hardware and software. Excluding the effect of these charges, the Company would have reported a net loss of $2,600,000 or $0.20 per share.

(6)	Selected operating data excludes the affect of international operations consolidated during 1998.

(7)	Number of shipments is the number of domestic outbound orders to customers from the third-party distribution center utilized by the Company. Average order size is calculated by dividing domestic gross sales by the number of domestic orders.

15

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

General

The Company’s revenues consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers. Net sales are product sales only, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include advertising expense net of vendor cooperative advertising expense reimbursements, warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Other expense represents interest expense net of non-operating income.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and should be read in conjunction with its summary of significant accounting policies (see Note 2 of the Company’s Notes to Consolidated Financial Statements). The Company’s critical accounting policies are as follows:

•	Revenue recognition

•	Valuation of current assets and estimating market inventory obsolescence

•	Accounting for income taxes

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

Valuation of current assets and estimating market inventory obsolescence.

The Company uses significant judgment and estimates in the preparation of its financial statements that affect the carrying values of its assets and liabilities. On an on-going basis, the Company evaluates its estimates.

The Company maintains an allowance for doubtful accounts based on estimates of future collectibility of its accounts receivable. The Company regularly analyzes its accounts receivable in evaluating the adequacy of the allowance for doubtful accounts. The adequacy of the allowance is determined during the current period based on historical collection experience, customer credit worthiness based on published information and other known factors.

The Company maintains a valuation allowance for potentially uncollectable amounts due from its vendors which arise from product returns, standard vendor price protection programs and vendor rebate programs. Amounts received from vendors may vary from amounts recorded based on the difference between the current market price of a product returned and its acquisition price or the denial of price protection or vendor rebates due to noncompliance with specific attributes of the vendor programs. The Company regularly reviews its vendor receivables and provides a valuation allowance based on historical collections and the comparison of amounts recorded versus subsequently received.

The Company records inventory at lower of FIFO cost or market. It estimates the amount of unmarketable inventory based on the difference between the cost of the inventory and the market value, which is based on assumptions of market demand, current market conditions, most recent actual sales prices and age and condition of products.

Accounting for income taxes.

The Company is required to estimate income taxes in the jurisdiction in which it operates. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies. The Company exercised judgment as of December 31, 2002 and 2001, and did not provide a valuation allowance against its deferred tax asset believing that it is more likely than not that future taxable income and tax planning will be sufficient to recover the deferred tax asset. However, the guidelines provided by SFAS 109 are stringent and if the Company is unable to provide positive evidence that the deferred tax asset is recoverable, it will be required to provide a valuation allowance against the deferred tax asset. If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the Consolidated Statement of Operations.

Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s Consolidated Statements of Operations expressed as a percentage of net sales.

	Year ended December 31,

	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	89.6	90.1	90.5

Gross profit	10.4	9.9	9.5
SG&A expenses	10.0	10.0	9.8

State tax adjustment	0.6	—	—
Loss from operations	(0.2)	(0.1)	(0.3)

Other expense	0.0	0.0	(0.2)
Loss before income taxes	(0.2)	(0.1)	(0.1)

Benefit from income taxes	(0.1)	0.0	0.0
Net loss	(0.1)%	(0.1)%	(0.1)%

Comparison of Years Ended December 31, 2002 and 2001

Net Sales. Net sales decreased 23.4%, to $414.6 million in 2002 from $541.1 million in 2001. The decrease was primarily due to the economic recession experienced over the past several quarters, competitive pressures on selling prices and a decline in sales to a major customer. Business customers slowed the purchases of technology products across all targeted markets throughout 2001 and 2002, reducing the number of shipped orders to 507,000 in 2002 from 611,000 during 2001. The Company’s average order size decreased to $821 in 2002 compared to $896 in 2001. Product sales to a major customer decreased 60.9% to $60.7 million in 2002 compared to 2001 product sales of $155.2 million. Reclassifications of freight revenue into net sales amounted to $6.4 million in 2002 compared to $9.2 million in 2001. The Company expects U.S. economic conditions in 2003 to be substantially similar to those experienced in 2002. As a value-added service to its business customers, the Company will begin collecting sales tax in the States of California and Missouri during 2003. This change may impact the Company’s Mac sales division as its customers are primarily consumer and small office home office in nature and the added burden of tax may affect sales of products to these customers.

Gross Profit. Gross profit decreased 20% to $42.9 million in 2002 from $53.6 million in 2001, but increased to 10.4% of net sales in 2002 from 9.9% of net sales in 2001. Gross profit dollars declined as a function of the decline in total sales. The increase in gross profit percentage is primarily due to the Company aggressively taking advantage of favorable discount terms offered by certain vendors, which decreased cost of sales, shifts in product mix to higher margin product lines such as software and participating in vendor programs.

Selling, General and Administrative Expenses. SG&A expenses decreased 22.9% to $41.6 million in 2002 from $54.0 million in 2001, but remained flat as a percentage of net sales at 10.0% due to the Company’s decline in sales volume. The variable costs associated with credit card fees and warehousing costs declined by $1.2 million in 2002 compared to prior year in conjunction with the decline in sales volume. The Company made improvements in business processes resulting in the elimination of redundant headcount and reduced technology infrastructure costs. Total wages and benefits declined by $4.8 million during 2002 compared to prior year. This decrease includes wage reductions due to headcount eliminations and declines in variable commission costs that declined due to the drop in sales volume. In addition, it reassessed the estimated useful lives of selected technology assets and extended their depreciation period resulting in a reduction of depreciation expense of approximately $990,000 in 2002. Additionally, the Company reduced its net cost of advertising in fiscal year 2002 by $1.1 million compared to fiscal year 2001.

State Tax Adjustment. The Washington State Department of Revenue issued its final determination regarding the Company’s 1996 through 1999 tax years. Due to the determination, the Company recorded a $2.1 million charge to expense during the fourth quarter of 2002. The Company intends to file a petition for reconsideration of this determination and will not have to pay this tax until that petition is denied.

Other Income/Expense. Other income was $58,000 in 2002 compared to $26,000 in 2001. This represents interest income from short-term investments offset by interest expense.

Income Tax Benefit. The income tax benefit for 2002 was $302,000. The income tax benefit for 2001 was $149,000. The tax rates were 36.9% and 44.6% for the years ended December 31, 2002 and 2001, respectively. The change in the effective rate is due to the impact of certain permanent tax differences and changes in prior year estimated taxes.

Net Loss. For the year ended December 31, 2002, the Company recorded a net loss of $515,000, or $0.04 per basic and diluted share. This loss includes a one-time, after-tax charge of $1.3 million relating to Washington State tax audit adjustment. This compares to fiscal year 2001‘s net loss of $185,000, or $0.01 per share.

Comparison of Years Ended December 31, 2001 and 2000

Net Sales. Net sales decreased 14.7%, to $541.1 million in 2001 from $634.1 million in 2000. The decrease was primarily due to the economic recession experienced over the past several quarters, exacerbated by the tragic events of September 11, 2001, and competitive pressures on selling price. Business customers have slowed the purchases of technology products across all targeted markets, reducing the number of shipped orders to 611,000 during 2001 from 867,000 during 2000. Reclassifications of freight revenue into net sales amounted to $9.2 million in 2001 compared to $12.4 million in 2000.

Gross Profit. Gross profit decreased 10.7% to $53.6 million in 2001 from $60.0 million in 2000, but increased to 9.9% of net sales in 2001 from 9.5% of net sales in 2000. Gross profit dollars declined as a function of the decline in total sales. The increase in gross profit percentage is primarily due to the Company’s focus on higher margin product lines, a change in the Company’s customer mix and participating in vendor programs.

Selling, General and Administrative Expenses. SG&A expenses decreased 12.3% to $54.0 million in 2001 from $61.6 million in 2000, but increased as a percentage of net sales between periods to 10.0% from 9.8%. The percentage increase is due to the Company’s decline in sales volume. The decrease in SG&A expense dollars is primarily due to tightened controls placed on discretionary spending and the elimination of redundant processes and headcount. Credit card fees decreased by $2.1 million in 2001 compared to the prior year in conjunction with the Company’s transition away from the PC consumer, as business accounts generally tend to be open account customers. The variable warehousing costs declined by $1.9 million in 2002 compared to prior year due to the decline in sales volume. Additionally, the Company reduced its net cost of advertising in fiscal year 2001 by $588,000 compared to fiscal year 2000.

Other Income/Expense. Other income was $26,000 in 2001 compared to $1.1 million in 2000. In the first quarter of 2000, the Company realized a one-time gain on the sale of its Indian subsidiary of $1.3 million.

Income Tax Benefit. The income tax benefit for 2001 was $149,000. The income tax benefit for 2000 was $188,000. The tax rates were 44.6% and 34.6% for the years ended December 31, 2001 and 2000, respectively. The change in the effective rate is due to the impact of certain permanent tax differences and changes in prior year estimated taxes.

Net Loss. For the year ended December 31, 2001, the Company reduced its net loss by 55.3% compared to prior year. It recorded a net loss of $185,000, or $0.01 per share, in fiscal year 2001. This compares to fiscal year 2000‘s net loss of $414,000, or $0.03 per share, which included the cumulative effect of the change in accounting principle that increased the net loss by $59,000, or $0.01 per share.

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

Liquidity and Capital Resources

The Company had total assets of $80.0 million at December 31, 2002, of which $69.4 million were current assets. At December 31, 2002 and 2001, the Company had cash, cash equivalents, and restricted cash of $9.0 million and $13.1 million respectively, and working capital of $20.6 million and $18.9 million, respectively. Net cash used by operating activities was $3.0 million in 2002 and net cash provided by operating activities was $19.5 million in 2001. The cash outflow in 2002 was primarily due to a significant increase in accounts receivable, a reduction in accounts payable; offset by a decline in inventory. Accounts receivable increased by $11.1 million, while inventory and accounts payable declined by $5.6 million and $3.6 million, respectively. Accounts receivable days outstanding at December 31, 2002 increased to 41 days compared to 33 for the year ended December 31, 2001. The Company anticipated the days outstanding to increase in fiscal year 2002 due to a change in payment terms with a major customer.

Cash outlays for capital expenditures were $1.6 million in 2002 and $1.9 million for 2001. These expenditures were primarily for information systems and software, leasehold improvements, telecommunications system enhancements and furniture and equipment. During 2001, the Company financed $573,000 for additional system hardware and a telephone system upgrade.

In November 2002, the Company replaced its outstanding $35.0 million credit facility. At December 31, 2002, the Company has an aggregate $35.0 million available under secured lines of credits with 2 major financial institutions.  The Company has a $30.0 million facility, collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility expires on November 25, 2004.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  No working capital advances were outstanding and accounts payable of $9.1 million was owed to this financial institution related to inventory purchases at December 31, 2002.

The second facility is a $5.0 million inventory flooring facility collateralized by the inventory purchases financed on the facility.  The facility expires on July 21, 2003 and is subject to annual renewals. The inventory advances bear interest at a rate of Prime if not paid within terms, usually 30 days from advance date.  Amounts due under this line are included in accounts payable and were $3.0 million at December 31, 2002.

The Company believes that its existing available cash and cash equivalents, 2003 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

Other Matters

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for Zones fiscal year 2003. The Company does not believe SFAS 143 will have a significant impact on its results of operations, financial position or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The provisions of SFAS 145 will be effective for the Company’s fiscal year 2003. The Company does not believe that SFAS 145 will have a significant impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe SFAS 146 will have a significant impact on its results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – and amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company’s adoption of this statement for the year ended December 31, 2002 did not have an impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (Interpretation No. 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe FIN 45 will have a significant impact on its results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The Company does not believe FIN 46 will have a significant impact on its results of operations, financial position or cash flows.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company’s unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no interest bearing borrowings outstanding pursuant to the credit agreement as of December 31, 2002. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 8. Financial Statements and Supplementary Data

The information required by this item is included in this report beginning at page 27.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholder under the caption “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also the information concerning executive officers of the Company included in Item 4a of Part I in this Report.

Item 11. Executive Compensation

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2003 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14. Controls and Procedures

(a)     Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the date of evaluation.

(b)     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on form 8-K

    (a)        1. Financial Statements:

The financial statements of Zones, Inc. and its subsidiary, and the Report of Independent Accountants are included herein beginning on page 27.

21
2. Financial Statement Schedules: See Schedule II, Valuation and Qualifying Accounts 3. Exhibits:

Exhibit No.		Filed Herewith	Incorporated by Reference
	Description
			Form	Exhibit No.	File No.	Filing Date

3.1	Restated Articles of Incorporation of Multiple Zones		S-1	3.1	333-04458	6/5/96
	International, Inc.

3.2	Articles of Amendment of Multiple Zones, Inc.		8-K	3.1	000-28488	5/10/01

3.3	Amended and Restated Bylaws of Multiple Zones		10-K	3.2	000-28488	3/31/99
	International, Inc.

4.1	Form of Common Stock Certificate of Zones, Inc.	X

10.1	Multiple Zones International, Inc. Amended and Restated	X
	1993 Stock Incentive Plan*

10.2	Multiple Zones International, Inc. 1999 Director Stock	X
	Option Plan*

10.3	Form of Stock Option Agreement (used for grants to		S-1	10.4	333-04458	6/5/96
	executive officers after March 31, 1996)*

10.4	Form of Stock Option Agreement (used for grants to outside		S-1	10.16	333-04458	6/5/96
	directors)*

10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96

10.6	Multiple Zones International, Inc. Employee Stock Purchase		S-1	10.6	333-04458	6/5/96
	Plan*

10.7	Multiple Zones International, Inc. Management Incentive		S-1/A	10.7	333-04458	6/6/96
	Plan*

10.8	Form of Indemnification Agreement between Multiple		S-1	10.15	333-04458	6/5/96
	Zones International, Inc. and certain executive officers and
	outside directors*

10.9	Employment Agreement dated as of February 1, 2001		10-Q	10.1	000-28488	11/9/01
	between Multiple Zones, Inc. and Scott Koerner*

10.10	Office Lease dated April 1, 1996 between Multiple Zones		S-1	10.24	333-04458	6/5/96
	International, Inc. and Renton Talbot Delaware, Inc.

10.11	Industrial Real Estate Lease dated April 10, 1997 between		10-K	10.18	000-28488	4/1/98
	Multiple Zones International, Inc. and Pacific Industrial
	Park, LLC

10.12	Ingram Micro Resale Agreement dated April 1, 1996		S-1	10.25	333-04458	6/5/96
	between Multiple Zones International, Inc. and Ingram
	Micro

10.13	Authorized Apple Catalog Reseller Agreement between		S-1	10.26	333-04458	6/5/96
	Multiple Zones International, Inc. and Apple Computer, Inc.

10.14	Storage and Distribution Agreement dated September 28,		S-1	10.27	333-04458	6/5/96
	1992 between Multiple Zones International, Inc. and
	Advanced Logistics Services Corp.

10.15	Amendment to Storage and Distribution Agreement dated		10-K	10.18	000-28488	3/13/01
	September 1, 2000 between Multiple Zones International,
	Inc. and Airborne Logistics Services Corp.

10.16	Business Loan Agreement dated December 10, 1999		10-K	10.21	000-28488	3/29/00
	between Multiple Zones International, Inc. and U.S. Bank
	National Association

10.17	Microsoft Corporation Authorized Source Agreement dated		10-Q	99.1	000-28488	11/14/00
	July 1, 2000 between Multiple Zones International, Inc. and
	Microsoft Corporation

10.18	Inventory and Working Capital Financing Agreement dated		10-K	10.23	000-28488	3/13/01
	July 21, 2000 between Multiple Zones International, Inc.
	and IBM Credit Corporation

10.19	Amendment to the Microsoft Corporation Authorized		10-Q	10.1	000-28488	11/12/02
	Source Agreement dated January 1, 2002 between Zones,
	Inc. and Microsoft Corporation

10.20	Loan and Security Agreement dated	X
	November 25, 2002 between Zones, Inc and TransAmerica
	Commercial Finance

23.1	Consent of PricewaterhouseCoopers LLP	X

99.1	Certification of Chief Executive Officer and Chief Financial	X
	Officer pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002

*	Management contract or compensatory plan or arrangement

22

(b)	3. Reports on Form 8-K

On December 9, 2002, the Company filed a report on form 8-K containing the Company’s press release to the effect that it was intending to aggressively hire account executives in 2003.

On November 29, 2002, the Company filed a report on form 8-K containing the Company’s press release regarding its new $30.0 million credit facility with Transamerica Commercial. The Company also announced it had received the determination of the administrative law judge in its appeal with the Washington State Department of Revenue which has been examining the Company’s state tax returns for the years 1996, 1997, 1998 and 1999.

No other Reports on Form 8-K were filed during the quarter ended December 31, 2002.

23

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2003	ZONES, INC. By: /s/ FIROZ H. LALJI ——————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer By: /s/ RONALD P. MCFADDEN ——————————————————— Ronald P. McFadden, Chief Financial Officer

Each person whose individual signature appears below hereby authorizes and appoints Firoz H. Lalji and Ronald P. McFadden, and each of them, with full power of substitution and resubstitution and full power to act without the other, as his or her true and lawful attorney-in-fact and agent to act in his or her name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file, any and all amendments to this Report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing, ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ JOHN H. BAUER	Director	February 25, 2003

John H. Bauer

/s/ JOHN T. CARLETON	Director	February 25, 2003

John T. Carleton

/s/ RICHARD E. CARTER	Director	February 25, 2003

Richard E. Carter

/s/ FIROZ H. LALJI	Director	February 25, 2003

Firoz H. Lalji

/s/ KATHLEEN S. PUSHOR	Director	February 25, 2003

Kathleen S. Pushor
24

Certifications

I, Firoz Lalji, Chairman and Chief Executive Officer of Zones, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Zones, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	By: /s/ FIROZ H. LALJI —————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer

25
I, Ronald McFadden, Senior Vice President and Chief Financial Officer of Zones, Inc., certify that:

1.	I have reviewed this annual report on Form 10-K of Zones, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 25, 2003	By: /s/ RONALD P. MCFADDEN —————————————————— Ronald P. McFadden, Chief Financial Officer

26
ZONES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets
December 31, 2002 and 2001	28

Consolidated Statements of Operations
Twelve months ended December 31, 2002, 2001 and 2000	29

Consolidated Statement of Shareholders’ Equity
Twelve months ended December 31, 2002, 2001 and 2000	30

Consolidated Statements of Cash Flows
Twelve months ended December 31, 2002, 2001 and 2000	31

Notes to Consolidated Financial Statements	32

Report of Independent Accountants	43

Schedule II – Valuation and Qualifying Accounts	44

27

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$9,048	$12,141
Restricted cash		930
Receivables, net	45,368	34,220
Inventories, net	11,273	16,896
Prepaid expenses	1,239	979
Deferred income taxes	2,514	1,743

Total current assets	69,442	66,909
Property and equipment, net	5,565	7,543
Deferred income taxes	4,771	5,207
Other assets	174	342

Total assets	$79,952	$80,001

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,453	$40,093
Accrued liabilities	9,930	6,126
Current portion of capital lease obligations	226	1,412
Current portion of deferred rent obligation	216	370
Income taxes payable	30

Total current liabilities	48,855	48,001
Capital lease obligations, net of current portion		226
Deferred rent obligation		216

Total liabilities	48,855	48,443

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, 45,000,000 authorized;
13,609,956 and 13,536,406 shares issued and outstanding
at December 31, 2002 and 2001, respectively	39,554	39,500
Accumulated deficit	(8,457)	(7,942)

Total shareholders’ equity	31,097	31,558

Total liabilities and shareholders’ equity	$79,952	$80,001

The accompanying notes are an integral part of the consolidated financial statements. 28

ZONES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year ended December 31,
	2002	2001	2000

Net sales	$414,643	$541,075	$634,063
Cost of sales	371,725	487,450	574,080

Gross profit	42,918	53,625	59,983

Selling, general and administrative expenses	41,648	53,985	61,632

Income (loss) from operations before state tax adjustment	1,270	(360)	(1,649)
State tax adjustment	2,145

Loss from operations	(875)	(360)	(1,649)

Interest expense	94	309	968
Other (income) expense	(152)	(204)	(2,058)
Minority interest		(131)	(16)

	(58)	(26)	(1,106)

Loss before income taxes	(817)	(334)	(543)
Benefit for income taxes	(302)	(149)	(188)

Loss before cumulative effect of change in accounting principle	(515)	(185)	(355)
Cumulative effect of change in method of revenue recognition			(59)

Net loss	$(515)	$(185)	$(414)

Basic and diluted loss per share before cumulative effect	$(0.04)	$(0.01)	$(0.03)
Basic and diluted loss per share of cumulative effect	—	—	(0.00)

Basic and diluted loss per share after cumulative effect	$(0.04)	$(0.01)	$(0.03)

Weighted average shares used in computing basic and diluted loss per
share	13,587	13,488	13,383

Pro forma amount assuming the new revenue recognition principle is applied retroactively-
Net loss			$(355)
Basic and diluted loss per share			$(0.03)

The accompanying notes are an integral part of the consolidated financial statements. 29

ZONES, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in thousands, except share data)

			Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)
	Common Stock
	Shares	Amount			Total

Balance, January 1, 2000	13,346,287	$39,184	$(7,368)	$24	$31,840
Issuance of common stock	23,053	92			92
Exercise of stock options	34,318	84			84
Net loss			(414)		(414)
Tax effect of stock options exercised			25		25
Translation adjustment				(24)	(24)

Balance, December 31, 2000	13,403,658	39,360	(7,757)	—	31,603

Issuance of common stock	131,248	136			136
Exercise of stock options	1,500	4			4
Net loss			(185)		(185)

Balance, December 31, 2001	13,536,406	39,500	(7,942)	—	31,558

Issuance of common stock	73,550	54			54
Net loss			(515)		(515)

Balance, December 31, 2002	13,609,956	$39,554	$(8,457)	$—	$31,097

The accompanying notes are an integral part of the consolidated financial statements. 30

ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2002	2001	2000

Cash flows from operating activities:
Net loss	$(515)	$(185)	$(414)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,611	6,115	5,929
Deferred income taxes	(335)	(170)	(288)
Loss on disposal of assets	14		165
Gain on disposal of subsidiaries			(1,674)
Minority interest		(131)	(16)
Tax effect of stock options exercised			24
Changes in assets and liabilities:
Accounts receivable	(11,148)	27,583	(27,254)
Inventories	5,623	12,154	(11,428)
Prepaid expenses and other assets	(92)	1,054	434
Accounts payable	(3,581)	(23,508)	10,902
Accrued liabilities	3,464	(3,456)	1,085

Net cash provided by (used in)operating activities	(2,959)	19,456	(22,535)

Cash flows from investing activities:
Purchases of property and equipment	(1,647)	(1,948)	(3,830)
Proceeds on disposal of subsidiaries			500

Net cash used in investing activities	(1,647)	(1,948)	(3,330)

Cash flows from financing activities:
Net change in book overdrafts	1,941	(7,860)	6,040
Payments on capital lease obligations	(1,412)	(1,463)	(1,379)
Restricted cash	930		(930)
Proceeds from sale of common stock	54	140	176

Net cash provided by (used in) financing activities	1,513	(9,183)	3,907

Net increase (decrease) in cash and cash equivalents	(3,093)	8,325	(21,958)
Cash and cash equivalents at beginning of period	12,141	3,816	25,774

Cash and cash equivalents at end of period	$9,048	$12,141	$3,816

Supplemental cash flow information:
Cash paid for interest	$92	$290	$838
Cash paid (received) for income taxes	$10	$16	$(235)

Noncash investing and financing activity:
Capital leases to finance purchases of		$573	$2,158
Note received on sale of subsidiary			$1,400

The accompanying notes are an integral part of the consolidated financial statements. 31

ZONES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Zones, Inc. (the “Company”) is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts. Zones sells these products through outbound and inbound account executives, specialty print, e-catalogs and its internet site (www.zones.com). Zones offers more than 150,000 products from leading manufacturers including Apple, Hewlett-Packard, IBM, Microsoft and Toshiba.

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

   Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with original maturities of three months or less at the date of purchase.

   Restricted Cash

The Company purchased a certificate of deposit in the amount of $930,000 in December 2000. This certificate of deposit was required as security in obtaining a new lease and was restricted for one full year. In December 2001, the restriction was extended for one more year. As of December 31, 2002, this certificate of deposit has been redeemed and is no longer restricted.

   Concentration of Credit Risk

Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States. The Company has not experienced any losses associated with cash balances and believes that there is minimal risk associated with the cash balances. Except for amounts due from a significant customer (see Note 13), concentration of credit risk with respect to trade receivables is limited due to the Company’s diverse customer base. The Company closely monitors extensions of credit, but does not require collateral.

   Inventories

Inventories consist primarily of computer hardware and software. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Market valuation was determined to be less than FIFO at December 31, 2002 and 2001, and allowances were provided for obsolescence of approximately $1,084,000 and $1,531,000, respectively.

The Company currently buys a significant portion of its products from three suppliers. Purchases from Ingram Micro, Apple Computer and Tech Data represented 26.0%, 13.8% and 12.1%, respectively, of the Company’s total product purchases in 2002. Purchases from Ingram Micro, Tech Data and Apple Computer represented 30.8%, 14.6% and 10.5%, respectively, of the Company’s total product purchases in 2001. Purchases from Ingram Micro and Apple Computer represented 39.1% and 10.8%, respectively, of the Company’s total product purchases in 2000. No other vendor supplied more than 10.0% of the Company’s total product purchases in 2002, 2001 or 2000. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers was interrupted.

   Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from 2 to 5 years and other property and equipment from 3 to 10 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 10 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

In January 2002, the Company revised its estimate of the useful lives of certain technology assets. These changes were made to better reflect the estimated periods during which the assets will remain in service. The impact was primarily due to the Company’s planned investment in a new enterprise system that was delayed due to the economic environment. Therefore, the Company reevaluated the useful life of its existing enterprise system, in conjunction with the estimated life of its investment in web development. The change had the effect of reducing depreciation expense for the year ending December 31, 2002 by approximately $990,000.

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

Stock Compensation

The Company accounted for its stock option plans described in Note 10 by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, the Company’s net loss and loss per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2002	2001	2000

Net loss - as reported	$(515)	$(185)	$(414)
Add:
Total compensation cost included in net loss, net of tax

Less:
Total compensation cost determined under fair
value based method for all awards, net of tax	(571)	(883)	(1,389)

Net loss - pro forma	$(1,086)	$(1,068)	$(1,803)

Basic and diluted loss per share - as reported	$(0.04)	$(0.01)	$(0.03)
Basic and diluted loss per share - pro forma	$(0.07)	$(0.08)	$(0.13)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000, respectively: expected volatility of 195%, 119% and 106%; risk-free interest rate of 3.82%, 4.55% and 6.15%; and expected lives of 4 years

Use of Estimates

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

Revenue Recognition

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. The Company offers limited return rights on its product sales. At the point of sale, the Company provides for an allowance for sales returns, which is established based on historical experience.

The Company adopted Staff Accounting Bulletin No. 101 “Revenue Recognition” (“SAB 101”) in the fourth quarter of fiscal year 2000 and retroactively applied it to January 1, 2000, which resulted in a cumulative effect adjustment for a change in accounting principle of a $59,000 charge to income. The adjustment resulted from the change in timing of revenue recognition resulting from the implementation of SAB 101, from the point of shipment to the point of delivery to the customer. The pro forma amounts shown on the consolidated statements of operations have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, net of related income taxes.

The Company adopted EITF Issue 00-10 “Accounting for Shipping and Handling Fees and Costs” in the fourth quarter of fiscal year 2000. For all future fiscal years, the Company will classify amounts billed for shipping and handling as revenue. Freight revenue amounted to $7,894,000, $9,211,000 and $12,361,000 for the years ending December 31, 2002, 2001 and 2000, respectively.

Catalog Costs and Revenues

The Company produces and distributes catalogs at various intervals throughout the year. Costs to produce and distribute individual catalogs; including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month). Capitalized advertising costs of $514,000 and $416,000 were included with prepaid expenses at December 31, 2002 and 2001, respectively. The Company receives cooperative advertising expense reimbursements from most vendors for whom the Company places advertisements in its catalogs. These funds reduce the net advertising expense in the same period in which the corresponding catalog cost is recognized. Advertising expense, net of cooperative advertising reimbursements, is included in selling, general and administrative expenses and totaled $1,355,000, $2,525,000 and $3,113,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

Segment Reporting

The Company’s reportable segment is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small to medium sized businesses, enterprise, and government and education markets.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for Zones’ fiscal year 2003. The Company does not believe SFAS 143 will have a significant impact on its results of operations, financial position or cash flows.

In April 2002, the Financial Accounting Standards Board issued SFAS 145 “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). The provisions of SFAS 145 will be effective for the Company’s fiscal year 2003. The Company does not believe that SFAS 145 will have a significant impact on its results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe SFAS 146 will have a significant impact on its results of operations, financial position or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition Disclosure – and amendment of FASB Statement No. 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. The Company’s adoption of this statement for the year ended December 31, 2002 did not have an impact on its results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34" (Interpretation No. 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not believe FIN 45 will have a significant impact on its results of operations, financial position or cash flows.

In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an interpretation of ARB No. 51.” FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company is required to apply FIN 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN 46 on July 1, 2003. The Company does not believe FIN 46 will have a significant impact on its results of operations, financial position or cash flows.

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the fiscal year 2002 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

3. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value due to their short-term nature. The estimated fair value of the line of credit approximates the carrying value as this instrument requires interest payments at a market rate of interest plus a margin.

4. Receivables

Receivables consist of the following (in thousands):

	December 31,
	2002	2001

Trade	$39,483	$27,020
Vendor receivables/Co-op advertising	6,797	8,087
Other	921	958

	47,201	36,065
Less allowances	(1,833)	(1,845)

	$45,368	$34,220

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001

Equipment	$9,453	$8,539
Computer hardware and software under capital leases	5,356	7,375
Computer software/Web development	14,521	11,808
Furniture and fixtures and leasehold improvements	3,293	3,301

	32,623	31,023
Less accumulated depreciation and amortization	(27,058)	(23,480)

Property and equipment, net	$5,565	$7,543

Included in accumulated depreciation and amortization is accumulated amortization associated with capital leases at December 31, 2002 and 2001 of $5,713,000 and $5,722,000, respectively.

6. Line of Credit

In November 2002, the Company replaced its outstanding $35,000,000 credit facility. At December 31, 2002, the Company has an aggregate $35,000,000 available under secured lines of credit with two major financial institutions.

The Company has a $30,000,000 credit facility, collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility expires on November 25, 2004. The working capital and inventory advances bear interest at a rate of Prime + 0.50%, 4.75% at December 31, 2002. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date. No working capital advances were outstanding and accounts payable included $9,122,000 owed to this financial institution related to inventory purchases at December 31, 2002.

The Company uses this credit facility under its cash management system to cover checks presented for payment in excess of cash balances. As of December 31, 2002 and 2001, the Company had book overdrafts of $2,345,000 and $404,000, respectively, which are included with accounts payable.

The second facility is a $5,000,000 inventory flooring facility collateralized by the inventory purchases financed on the facility. The facility expires on July 21, 2003 and is subject to annual renewals. The inventory advances bear interest at a rate of Prime, 4.25% at December 31, 2002, if not paid within terms, usually 30 days from advance date. Amounts due under this line are included in accounts payable and were $3,002,000 at December 31, 2002.

The line of credit agreement contains certain covenants and restrictions requiring, among other things, a minimum tangible net worth and certain other financial ratios and restrictions. The Company was in compliance with the restrictive covenants contained in the agreements at December 31, 2002.

7. Accrued Liabilities and Other

Accrued liabilities consist of the following (in thousands):

	December 31,
	2002	2001

Accrued payroll	$2,176	$2,302
Accrued taxes	4,035	1,664
Accrued advertising	452	443
Other accruals	3,267	1,717

Total	$9,930	$6,126

36
8. Income Taxes The income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,
	2002	2001	2000

Current	$33	$27	$(27)
Deferred	(335)	(176)	(161)

Total	$(302)	$(149)	$(188)

The components of deferred taxes were as follows (in thousands):

	December 31,
	2002	2001

Assets:
Allowance for doubtful accounts	$663	$684
Inventory allowances	418	585
Deferred rent obligation	79	215
Accrued liabilities and other	1,354	512
Net operating losses	4,989	5,207

	$7,503	$7,203

Liabilities:
Property and equipment	(218)	(253)

	(218)	(253)

Net deferred tax asset	$7,285	$6,950

The net deferred tax asset is recognized in the accompanying balance sheet as follows (in thousands):

Current deferred tax asset	$2,514	$1,743

Non-current deferred tax asset	4,771	5,207

Net deferred tax asset	$7,285	$6,950

Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized through future taxable income. The Company’s net operating losses begin expiring in 2019.

A reconciliation of the effective income tax rate on loss before taxes with the federal statutory rate follows:

	Year ended December 31,
	2002	2001	2000

Statutory rate	(35.0%)	(35.0%)	(35.0%)
State income tax	(1.1)	5.3	(2.3)
Permanent differences	3.7	13.8	2.7
Changes in prior year estimated taxes	(4.5)	(28.7)	—

Effective tax rate	(36.9%)	(44.6%)	(34.6%)

9. Commitments and Contingencies

Operating Leases

The Company leases its office, returns warehouse space and other equipment under noncancelable operating leases that expire through 2005. Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges. At December 31, 2002, future minimum payments under operating leases were as follows (in thousands):

2003	$1,320
2004	218
2005	99

Total	$1,637

Rental expense, which is recorded on a straight line basis, totaled $2,564,000, $2,823,000 and $2,405,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The Company’s lease on its corporate headquarters expires on July 31, 2003. There can be no assurance that the Company will be able to renew the lease with similar terms or that the Company will not have to relocate its corporate headquarters.

Obligations Under Capital Leases

The Company leases equipment and software under various long-term capital leases that expire through 2003. Future lease payments as of December 31, 2002 were as follows (in thousands):

Total future minimum lease payments	$231

Less amount representing interest	(5)

Present value of net minimum lease payments	226
Less current portion	(226)

Non-current portion	$—

Distribution Center

The Company has contracted with a logistics company to provide and operate its primary distribution center under a renewable contract that expires August 31, 2003. Under this contract, the Company pays a flat rate for each purchase order received and customer order filled. During the years ended December 31, 2002, 2001 and 2000, warehousing expense totaled $2,089,000, $2,650,000 and $4,529,000, respectively, and was included in selling, general and administrative expense on the Statement of Operations.

Legal Proceedings

Various claims and actions considered normal to the Company’s business have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position, cash flows or results of operations.

On November 21, 2002, the Washington State Department of Revenue (the “Department”) issued a final determination regarding the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Department upheld the auditor’s assessment of business and occupation tax on certain expense reimbursements the Company received from vendors during the audit period. The Company intends to petition the Department for a reconsideration of its determination, which will stay payment of the assessment until the petition for reconsideration is denied. However, as a result of the determination the Company recorded a charge of $2.1 million during the fourth quarter of 2002. The Company intends to pursue all of its appeal rights, but there can be no assurance that the Company will be successful, in whole or in part, in challenging the determination. Additionally, the Department may also make a similar assessment for 2000, 2001 and 2002. The Company has reserved against the possibility of a similar assessment for these years.

Liquidity

The Company believes that its existing available cash and cash equivalents, 2003 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

10. Shareholders’ Equity

Stock Options

In 1993, the Company adopted a Stock Incentive Plan (the “Plan”) whereby the Company may issue incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to key employees. As of December 31, 2002, only stock options have been granted under the Plan. Stock options are granted solely at the discretion of the Board of Directors and are generally issued at a price equal to the estimated fair market value of the stock at the date of grant. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options may generally be exercised based on a vesting schedule determined by the Board of Directors, and the Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2002.

In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors. Options outstanding to these individuals at December 31, 2002 were 105,000 shares at option prices of $0.81 — $12.00 per share. The maximum number of shares to be granted under this plan was 150,000 at December 31, 2002.

In January 2003, the Board of Directors adopted the Zones, Inc. 2003 Equity Incentive Plan (the “New Plan”), under which the Company may issue, among other things, incentive or nonqualified stock options, restricted shares, stock units or stock appreciation. No stock options will be granted under the New Plan until shareholders approve of it. Under the New Plan, stock options are granted solely at the discretion of the Board of Directors, and the term of each option granted will be for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options will generally be exercisable based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares that may be granted under the New Plan is 1,000,000.

Information regarding the stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Options Exercisable

Outstanding, January 1, 2000	1,215,993	6.93	206,864
Granted	871,951	5.00
Exercised	(34,318)	3.33
Cancelled	(529,933)	6.17

Outstanding, December 31, 2000	1,523,693	6.14	273,040
Granted	892,532	1.87
Exercised	(1,500)	3.13
Cancelled	(393,990)	6.22

Outstanding, December 31, 2001	2,020,735	4.24	576,939
Granted	492,200	0.88
Cancelled	(189,524)	3.52

Outstanding, December 31, 2002	2,323,411	3.58	961,248

For the years ended December 31, 2002, 2001 and 2000, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2002	2001	2000

Exercise price equals market price	$0.86	$1.65	$4.23

The following tables summarize information about fixed-price stock options outstanding at December 31, 2002:

Options Outstanding

Range of Exercise Prices	Number Outstanding at 12/31/02	Weighted- Average Remaining Contractual Years	Weighted- Average Exercise Price

$0.81 - $ 0.92	820,400	9.01	$0.88
$1.05 - $ 3.19	613,079	7.55	2.66
$3.25 - $ 6.31	607,271	7.27	5.09
$6.63 - $18.25	282,661	6.22	10.28

$0.81 - $18.25	2,323,411	7.83	$3.58

Options Exercisable

Range of	Number	Weighted-Averag	e
Exercise Prices	at 12/31/02	Exercise Price

$0.81 - $ 0.92	60,000	$0.92
$1.05 - $ 3.19	338,982	3.02
$3.25 - $ 6.31	370,096	5.25
$6.63 - $18.25	192,170	10.28

$0.81 - $18.25	961,248	$5.20

Employee Stock Purchase Plan

In December 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) which was effective upon the completion of the public offering. Under the terms of the Purchase Plan, employees other than officers and employees of the Company’s subsidiaries may purchase a total of up to 700,000 shares of common stock. The purchase price per share is 85% of the lower of the market value per share of common stock determined as of the beginning or end of the quarterly purchase period specified in the Purchase Plan. As of December 31, 2002, the Company had 306,750 available shares.

11. Earnings Per Share

The Company has 45,000,000 common shares authorized, and 13,609,956 issued and outstanding at December 31, 2002. The Company has also granted options to purchase common shares to the employees and directors of the Company. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands, except per share data).

	Year ended December 31,
	2002	2001	2000

Basic and diluted earnings per share:
Net loss	$(515)	$(185)	$(414)

Weighted-average shares used in computing basic
and diluted loss per share	13,587	13,488	13,383

Basic and diluted loss per share	$(0.04)	$(0.01)	$(0.03)

Pro forma amounts assuming the new revenue
recognition principle is applied retroactively-
Net loss			$(355)
Basic and diluted loss per share			$(0.03)

The options may have a dilutive effect on the calculation of earnings per share. All options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2002, 2001, and 2000 because the effect of the options on the calculation would have been antidilutive.

12. Deferred Income 401(k) Plan

The Company offers a deferred income 401(k) plan to substantially all full time employees with a minimum of six months of service. Participants may make tax-deferred contributions of up to 15% of annual compensation subject to certain limitations specified by the Internal Revenue Code. During fiscal year 2000, the Company provided a 25% match for all employee contributions, up to 6% of the employee’s annual compensation. During fiscal year 2001, the Company provided a 35% match for all employee contributions, up to 6% of the employee’s annual compensation. During fiscal year 2002, the Company provided a 50% match for all employee contributions, up to 6% of the employee’s annual compensation. During fiscal 2002, 2001, and 2000, the Company expensed $276,000, $191,000 and $109,000, respectively, relating to employer contributions under the plan.

13. Segment Information

SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their reportable operating segments. These segments are based on the method of internal reporting used by the decision-maker of the Company to allocate resources and assess performance.

In the third quarter of 2001, the Company replaced its operating unit approach with a single segment approach. The Company’s one reportable segment is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small to medium sized businesses, enterprise, and public sector markets.

Substantially all of the Company’s net sales for the twelve months ended December 31, 2002 were made to customers located in the United States. All of the Company’s assets at December 31, 2002 and 2001 were located within the United States. Sales to one of the Company’s customers represented over 10% of total sales for the years ended December 31, 2002, 2001 and 2000, respectively. Net sales to this customer were $60,746,000, $155,170,000 and $128,263,000 for the years ended December 31, 2002, 2001 and 2000, respectively. The contract with this customer expires in June 2003.

Divestiture of International Subsidiaries

During the first quarter of 2000, the Company entered into a definitive agreement to sell its remaining minority interest in its India subsidiary. The Company recognized a gain on the transaction of $1,330,000 in fiscal year 2000. The Company has no further commitments to any subsidiaries.

14. Selected Quarterly Financial Date (Unaudited)

The following information is for the years ended December 31, 2002 and 2001:

	First	Second	Third	Fourth
December 31, 2002	Quarter	Quarter	Quarter	Quarter

Net sales	$99,848	$107,771	$102,365	$104,659

Cost of sales	89,297	96,948	91,595	93,885

Gross profit	10,551	10,823	10,770	10,774

SG& A expenses	10,432	10,214	10,556	10,446

Income from operations before state tax
adjustment	119	609	214	328

State tax adjustment				2,145

Income (loss) from operations	119	609	214	(1,817)

Other (income) expense	(14)	2	3	(49)

Income (loss) before income taxes	133	607	211	(1,768)

Provision (benefit from) for income taxes	52	234	87	(675)

Net income (loss)	$81	$373	$124	$(1,093)

Basic and diluted earnings (loss) per share(1)	$0.01	$0.03	$0.01	$(0.08)

	First	Second	Third	Fourth
December 31, 2001	Quarter	Quarter	Quarter	Quarter

Net sales	$161,169	$145,163	$120,723	$114,020

Cost of sales	145,691	130,894	108,551	102,314

Gross profit	15,478	14,269	12,172	11,706

SG&A expenses	15,199	14,089	12,629	12,068

Income (loss) from operations	279	180	(457)	(362)

Other (income) expense	110	15	(14)	(137)

Income (loss) before income taxes	169	165	(443)	(225)

Provision (benefit from) for income taxes	65	73	(186)	(101)

Net income (loss)	$104	$92	$(257)	$(124)

Basic and diluted earnings (loss) per share(1)	$0.01	$0.01	$(0.02)	$(0.01)

(1)	Net income (loss) per share is computed independently for each of the quarters presented therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year due to shares issued each quarter.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Zones, Inc.
Renton, Washington

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zones, Inc. and its subsidiaries at December 31, 2002 and December 31, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
February 20, 2003

43
ZONES, INC. SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period

Year Ended December 31, 2002
Allowance for doubtful accounts	$1,845	$479	$	$491 (a)	$1,833
Allowance for inventory obsolescence	$1,531	$333	$	$780 (a)	$1,084
Year Ended December 31, 2001
Allowance for doubtful accounts	$2,156	$459	$	$770 (a)	$1,845
Allowance for inventory obsolescence	$1,691	$288	$	$448 (a)	$1,531
Year Ended December 31, 2000
Allowance for doubtful accounts	$2,644	$554	$	$1,042 (a)	$2,156
Allowance for inventory obsolescence	$1,001	$1,228	$	$538 (a)	$1,691

(a)	Uncollectible items written off, less recoveries of items previously written off.

