Form 10-Q
period 2003-03-31
ZONES INC
filed 2003-05-13
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission File Number 0-28488

ZONES, INC (Exact name of registrant as specified in its charter)

Washington	91-1431894
(State of Incorporation)	(I.R.S. Employer
Identification Number)

707 South Grady Way
Renton, Washington	98055-3233
(Address of Principal Executive Offices)	(Zip Code)

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

Yes |X|     No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes |_|     No |X|

The number of shares of the registrant’s Common Stock outstanding as of May 8, 2003 was 13,641,492.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements (unaudited):

Consolidated Balance Sheets
March 31, 2003 and December 31, 2002	3

Consolidated Statements of Operations
Three months ended March 31, 2003 and 2002	4

Statements of Shareholders’ Equity
Three months ended March 31, 2003	5

Consolidated Statements of Cash Flows
Three months ended March 31, 2003 and 2002	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	21

Item 6. Exhibits and Reports on Form 8-K	22

Signatures	22

Certifications	23

2

Part I.

Item 1. Financial Statements

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$5,593	$9,048
Receivables, net	57,363	45,368
Inventories, net	12,474	11,273
Prepaid expenses	1,276	1,239
Deferred tax asset	2,297	2,515

Total current assets	79,003	69,443
Property and equipment, net	5,306	5,565
Goodwill	4,098
Deferred tax asset	5,367	4,771
Other assets	220	173

Total assets	$93,994	$79,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,480	$38,453
Accrued liabilities	12,128	9,930
Payable to CPCS shareholders	4,881
Line of credit	2,181
Current portion of capital lease obligations	146	226
Current portion of deferred rent obligations	123	216
Notes payable	833
Income taxes payable	92	30

Total current liabilities	61,864	48,855
Notes payable, net of current portion	1,668

Total liabilities	63,532	48,855

Commitments and contingencies

Shareholders’ equity:
Common stock	39,565	39,554
Accumulated deficit	(9,103)	(8,457)

Total shareholders’ equity	30,462	31,097

Total liabilities and shareholders’ equity	$93,994	$79,952

See notes to consolidated financial statements 3

ZONES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except earnings per share) (unaudited)

	Three months ended March 31,
	2003	2002

Net sales	$98,632	$99,848
Cost of sales	88,296	89,297

Gross profit	10,336	10,551

Selling, general and administrative expenses	10,191	10,230
Advertising expenses, net	1,196	202

Income (loss) from operations	(1,051)	119

Interest expense	5	33
Other (income), net	(12)	(47)

Other (income) expense	(7)	(14)

Income (loss) before taxes	(1,044)	133
Provision (benefit) for income taxes	(398)	52

Net income (loss)	$(646)	$81

Basic earnings (loss) per share	$(0.05)	$0.01
Shares used in computing basic earnings (loss) per share	13,625	13,564

Diluted earnings (loss) per share	$(0.05)	$0.01
Shares used in computing diluted earnings (loss) per share	13,625	13,578

See notes to consolidated financial statements 4

ZONES, INC. STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except share data) (unaudited)

	Common Stock		Accumulated Deficit
	Shares	Amount		Total
Balance, January 1, 2003	13,609,956	$39,554	$(8,457)	$31,097
Issuance of common stock	14,712	11		11
Net income			(646)	(646)

Balance, March 31, 2003	13,624,668	$39,565	$(9,103)	$30,462

See notes to consolidated financial statements 5

ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$(646)	$81
Adjustments to reconcile net income to net
cash used in operating activities:
Depreciation	780	1,063
Deferred tax asset	(378)	52
Changes in assets and liabilities:
Receivables, net	(2,700)	(272)
Inventories, net	664	3,567
Prepaid expenses and other assets	39	451
Accounts payable	(4,138)	(6,652)
Accrued and other liabilities	935	(555)

Net cash used in operating activities	(5,444)	(2,265)

Cash flows from investing activities:
Fees for acquisition of CPCS	(35)
Cash obtained in acquisition of CPCS	1,458
Purchases of property and equipment	(172)	(651)

Net cash provided by (used in) investing activities	1,251	(651)

Cash flows from financing activities:
Net change in book overdraft	807	626
Net proceeds from sale of common stock	11	18
Payments on capital leases	(80)	(446)

Net cash provided by financing activities	738	198

Net decrease in cash and cash equivalents	(3,455)	(2,718)
Cash and cash equivalents at beginning of period	9,048	12,141

Cash and cash equivalents at end of period	$5,593	$9,423

Non-cash investing and financing activity:
Note payable for acquisition of CPCS	$2,500
Payable to CPCS shareholder's	$4,881

See notes to consolidated financial statements 6

ZONES, INC.NOTES
TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

Zones, Inc. (the “Company”) is a single-source direct marketing reseller of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts, while supporting their legacy Mac customers through an inbound call center promoted by circulation of the Mac Zone catalog and a dedicated website. Zones sells through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Sony and Toshiba.

The Company was incorporated in November 1988 as a Washington corporation. The Company’s headquarters are located in Renton, Washington. Buying information is available at http://www.zones.com, or by calling 800-258-2088. The Company’s investor relations information can be accessed online at www.zones.com/IR.

2. Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and operating results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on February 26, 2003.

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

Goodwill

In accordance with SFAS No. 142,“Goodwill and Other Intangible Assets”, goodwill will be tested for impairment at least annually, or when events indicate that impairment exists.

Stock Compensation

The Company accounted for its stock option plans by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net loss, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net income (loss) - as reported	$(646)	$81
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all
awards, net of tax	(104)	(142)

Net loss - pro forma	$(750)	$(61)

Basic and diluted loss per share - as reported	$(0.05)	$0.01
Basic and diluted loss per share - pro forma	$(0.06)	$(0.01)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: expected volatility of 214% and 195%; risk-free interest rate of 2.91% and 4.46%; and expected lives of 4 years

Revenue Recognition

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued SFAS 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The provisions of SFAS 143 will be effective for Zones’ fiscal year 2003. The adoption of SFAS 143 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS 146 will be effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34” (Interpretation No. 45). This interpretation expands on the existing accounting guidance and disclosure requirements for most guarantees. It requires that at the time a company issues a guarantee, the company must disclose that information in its interim and annual financial statements. The provisions for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. The Company adopted the provisions of this issue for all agreements modified or entered into on or after January 1, 2003. The adoption of this issue resulted in the reclassification of certain amounts historically classified as a reduction of advertising expense to a reduction of cost of sales on a prospective basis. The adoption of this issue had no impact on the Company’s net income (loss) from operations, shareholder’s equity or cash flows. The following table gives pro-forma information as if this issue had been implemented for all periods presented. The non-GAAP information for three months ended March 31, 2003 is presented for comparison purposes only (in thousands):

	Three months ended March 31, 2003
	Pro-Forma	EITF 02-16	As Reported
Cost of sales	$88,864	$(568)	$88,296
Gross Profit	9,768	568	10,336
Advertising expenses	$628	$568	$1,196

	Three months ended March 31, 2002
	As Reported	EITF 02-16	Pro-Forma
Cost of sales	$89,297	$(404)	$88,893
Gross Profit	10,551	404	10,955
Advertising expenses	$202	$404	$606

9

3.   Earnings Per Share

The Company has 45,000,000 common shares authorized at March 31, 2003 and 2002. The Company has granted options to purchase common shares to employees and directors of the Company. The options may have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands):

	Three months ended March 31,
	2003	2002
Basic earnings (loss) per share:
Net income (loss)	$(646)	$81

Weighted-average shares used in computing basic
earnings (loss) per share	13,625	13,564

Basic earnings (loss) per share	$(0.05)	$0.01

Diluted earnings (loss) per share:
Net income (loss)	$(646)	$81

Weighted average shares outstanding	13,625	13,564
Stock options		14

Total commons shares and dilutive securities	13,625	13,578

Diluted earnings (loss) per share	$(0.05)	$0.01

4.   Commitments and Contingencies

Legal Proceedings

Various legal claims and actions considered normal to the Company’s business have been asserted and are pending against the Company. Except as otherwise indicated, the Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position or results of operations.

On November 21, 2002, the Washington State Department of Revenue (the “Department”) issued a final determination regarding the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Department upheld the auditor’s assessment of business and occupation tax on certain expense reimbursements the Company received from vendors during the audit period. The Company petitioned the Department for a reconsideration of its determination, which stayed the payment of the assessment until the petition for reconsideration is resolved. However, as a result of the determination the Company recorded a charge of $2.1 million during the fourth quarter of 2002. The Company intends to pursue all of its appeal rights, but there can be no assurance that the Company will be successful, in whole or in part, in challenging the determination. Additionally, the Department may also make a similar assessment for all future periods after 1999. The Company has fully reserved against the possibility of a similar assessment for these periods.

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

Liquidity

The Company believes that its existing available cash and cash equivalents and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

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

Substantially all of the Company’s net sales for the three months ended March 31, 2003 were made to customers located in the United States. All of the Company’s assets at March 31, 2003 and December 31, 2002 were located within the United States. Sales to one of the Company’s customers represented 13.0% and 16.7% of total sales for the three months ended March 31, 2003 and 2002. Net sales to this customer were $12.8 million for quarter ended March 31, 2003 compared to $16.7 million for the quarter ended March 31, 2002.

6.   Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS. The acquisition of CPCS extends the Company’s reach into the mid-west and eastern United States Fortune 2000 customers.

Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Under the terms of the SPA, at closing the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principle amount of $2,500,000; $2,250,000 non-convertible notes, $250,000 convertible notes. Each non-convertible note has a three year term, with interest paid quarterly, and one third of the principal amount due and payable at the end of each of the earn-out periods, which occurs annually on the transaction date. These notes shall bear interest at the rate the Company pays to its primary lender less ¼%. In addition, these notes are subject to reduction for failure to reach a threshold of earnings before income tax, depreciation and amortization, or EBITDA, which could adjust the purchase price in the future. Each convertible note has a three year term and one-third of the amount payable at the end of each of the earn-out periods may at any time before the payment thereof, at the option of the prior shareholders, be converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds were the source of the funds used for the cash portion of the purchase price.

Additionally, the SPA contains a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA. The former shareholders of CPCS will receive a percentage of earnings each year on an escalating scale based on the applicable EBITDA threshold. The additional earn-out payments will be accounted for as future purchase price adjustments of the SPA.

CPCS’s results of operations will be included in the Company’s consolidated financial statements only for the periods after the date of closing, March 31, 2003.

The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of the acquisition. The current purchase price allocation is preliminary, and is subject to further adjustment and review.

Three months ended March 31, 2003
Current Assets	$12,709
Property, plant and equipment	349
Other assets	32
Goodwill	4,098

Total assets acquired	17,188
Current liabilities	9,771

Net assets acquired	7,417
Less cash acquired	1,458

Purchase price for acquisition, net of cash acquired	$5,959

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

	Three months ended March 31, 2003
	Zones	CPCS	Consolidated
Net sales	$98,632	$24,012	$122,644
Net income (loss)	(646)	436	(210)
Earnings per share:
Basic	$(0.05)	$0.03	$(0.02)
Diluted	$(0.05)	$0.03	$(0.02)

	Three months ended March 31, 2002
	Zones	CPCS	Consolidated
Net sales	$99,848	$23,183	$123,031
Net income (loss)	81	607	688
Earnings per share:
Basic	$0.01	$0.04	$0.05
Diluted	$0.01	$0.04	$0.05

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed on February 26, 2003 with the Securities and Exchange Commission. Particular attention should be paid to the cautionary statements involving a possible delisting of the Company’s securities from the Nasdaq National Market, state tax uncertainties, the industry’s rapid technological change and exposure to inventory obsolescence, availability and allocation of goods, reliance on vendor support and relationships, competitive risks, pricing risks and economic risks.

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

Possible Delisting of Securities from Nasdaq National Market.  The Company’s common stock is currently quoted on the Nasdaq National Market (the “National Market”).  However, in order to continue to be included in the National Market, a company must maintain, among other things, a minimum closing bid price of $1.00 per share.  Since January 17, 2003, our common stock has consecutively failed to maintain a minimum closing bid price of $1.00 per share.  The Company has until September 2, 2003, to regain compliance with these standards. Under National Market rules, the Company may demonstrate compliance by maintaining a $1.00 minimum closing bid price per share for a minimum of ten consecutive trading days by that date. If the Company is unable to demonstrate compliance by that date, it may appeal a determination by Nasdaq that the common stock be delisted from the National Market, or it may decide to file an application to be transferred to the Nasdaq SmallCap Market.

In order to maintain compliance with the National Market listing requirements, the Company may be required to take various measures including, but not limited to, raising additional capital and affecting a reverse split of its common stock. If the Company is unable to demonstrate compliance by September 2, 2003 and does not appeal a determination by Nasdaq, its common stock will be delisted from the National Market.  The delisting of its common stock would have an adverse impact on the market price and liquidity of the Company’s securities and may adversely affect the ability to obtain additional financing.  As a result of such delisting, a shareholder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Company’s common stock.

State Sales or Use Tax Uncertainties. In accordance with current industry practice, the Company does not collect sales taxes or other taxes with respect to shipments of goods into states other than Washington, Nevada, Tennessee, Illinois, California, Missouri and Ohio. Various states have sought to require the collection of state and local sales taxes on the sales of products shipped to the taxing jurisdiction’s residents by direct marketing resellers. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity, that might give rise to future or past tax collection obligations based on the Supreme Court case. In addition, states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on and potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. The Company has petitioned the Washington State Department of Revenue for reconsideration of its determination regarding the Company’s tax returns for the years 1996, 1997, 1998 and 1999. The Company recorded a charge for this determination of $2.1 million in the fourth quarter, and may have to pay this amount, plus interest, if the petition is denied. Additionally, the Department may also make a similar assessment for all future periods after 1999. The Company has fully reserved against the possibility of a similar assessment for these periods.

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

On March 31, 2003, the Company acquired all of the outstanding shares of capital stock of Corporate PC Source, Inc. (“CPCS”), an Illinois based reseller. The Company paid the shareholder’s of CPCS $4,881,000 in cash and issued $2,500,000 of notes payable. The purchase price of CPCS was based on the historical financial results of CPCS’s operations. There is no assurance that CPCS will continue to perform as it has in the past or that the purchase price that was paid for CPCS will reflect a fair value in the future. In addition, there are risks associated with the acquisition and the resulting change of control of CPCS, including potential for dispute over earn out payment obligations, and the loss of customers or key employees of CPCS. Any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Major Customer. Sales to one of the Company’s customers represented 13.0% and 16.7% of total sales for the three months ended March 31, 2003 and 2002. Net sales to this customer were $12.8 million for quarter ended March 31, 2003 compared to $16.7 million for the quarter ended March 31, 2002. The contract with this customer expires in June 2003. While the Company may continue to receive some level of business from this customer, it anticipates that net sales to this customer will decline significantly after the expiration of the contract. The Company is not optimistic about an extension of the current contract with this customer. There are no assurances that the Company will be able to replace these sales with increased sales to other enterprise or SMB customers.

Account Executive Hiring and Productivity. The Company intends to aggressively recruit account executives during 2003. The Company hopes to hire approximately 20 new account executives each month. There are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time. The productivity of account executives has historically been based on tenure. If the Company does not retain the account executive, there can be no assurances of increasing average tenure or increased productivity. Additionally, the Company’s account executives are occasionally the subject of aggressive hiring by competitors.

Vendor Support. The Company has various relationships with its vendors, whose programs contribute to profitability. The Company relies on its vendors for cooperative advertising, which is a reimbursement of expenses associated with catalogs, e-vehicles and direct mail pieces. In addition, certain manufacturers and distributors provide the Company with incentives in the form of rebates, discounts and trade allowances. Many of these back-end programs are complex and difficult to administer, and can be terminated with little or no notice. If any of these relationships or programs were terminated or substantially curtailed, or if the Company failed to manage the complexity of these programs, there can be no assurance that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected.

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

General

The Company’s net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, and reflect the effects of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include advertising expense net of applicable vendor co-op, warehousing, selling commissions, order processing, telephone, credit card fees, and other costs such as administrative salaries, depreciation, rent, and general overhead expenses. Other (income) expense represents interest expense and net non-operating expenses.

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission on February 26, 2003, included a discussion of the most significant accounting policies and estimates used in the preparation of the Company’s financial statements. During the first quarter of 2003, the Company adopted EITF 02-16 Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $568,000 of vendor consideration as a reduction to cost of sales in the first quarter of 2003 that offset advertising expense in prior periods. There has been no other material change in the policies and estimates used by the Company in the preparation of its financial statements since the filing of the Annual Report.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended March 31,
	2003	2002
Net sales	100.0%	100.0%
Cost of sales	89.5	89.4

Gross profit	10.5	10.6
Selling, general and administrative expenses	10.3	10.2
Advertising expenses, net	1.3	0.2

Income (loss) from operations	(1.1)	0.2
Other (income) expense	0.0	0.0

Income (loss) before income taxes	(1.1)	0.2
Provision for (benefit from) income taxes	(0.4)	0.1

Net income (loss)	(0.7)%	0.1%

Selected domestic operating data:
Catalog circulation	2,980,000	3,663,000
E-media circulation	3,965,000	3,622,000
Number of orders	124,000	131,000
Average order size	$803	$775
Number of account executives, end of period	194	154

Comparison of Three Month Periods Ended March 31, 2003 and 2002

Net Sales. Net sales for the quarter ended March 31, 2003 decreased 1.2% to $98.6 million compared to $99.8 million in the first quarter of 2002. The decrease in sales resulted primarily from the impact of the sluggish economy that has reduced IT spending by businesses, and as a result of the anticipated decline in sales to a major customer. Sales to this major customer decreased 23.4% to $12.8 million for the quarter ended March 31, 2003 compared to $16.7 million in the same period of 2002. The contract with this customer expires in June 2003. While the Company may continue to receive some level of business from this customer, it anticipates that net sales to this customer will decline significantly after the expiration of the contract. Total outbound sales to the SMB, enterprise and public sector accounts increased 2.6% to $86.4 million in the first quarter of 2003 from $84.2 million in the first quarter of 2002. However, the Company had a sales decrease in its core SMB market, which decreased 8.4% to $40.1 million in the first quarter of 2003 from $43.8 million in the first quarter of 2002. The primary reason for this decline is the economic slowdown for purchases of IT equipment. As a value-added service to its business customers, the Company began collecting sales tax in the States of California and Missouri during the first quarter of 2003. Sales by the Company’s Mac division was impacted by this decision with sales decreasing 21.8% to $12.2 million for the three months ended March 31, 2003 compared to $15.6 million in the comparable period in 2002.

Gross Profit. Gross profit dollar contribution decreased to $10.3 million for the first quarter of 2003, down 2.0% from the first quarter of 2002, which corresponds to the decline in sales volume. Gross profit as a percentage of net sales decreased slightly to 10.5% in the quarter ended March 31, 2003 compared to 10.6% in the first quarter of 2002, and increased sequentially from 10.3% in the fourth quarter of 2002. Gross profit margins were impacted by the Company’s adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $568,000 of vendor consideration as a reduction to cost of sales in the first quarter of 2003. Excluding the impact of EITF 02-16, the gross profit margin would have declined to 9.9% for the first quarter of 2003. This percentage is a non-GAAP measure that is being presented for comparison purposes only as the adoption of EITF 02-16 did not impact prior year gross profit margins. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars remained flat at $10.2 million for the quarter ended March 31, 2003 compared to the first quarter of 2002, but sequentially, SG&A expense dollars decreased 17.1% from $12.3 million in the fourth quarter of 2002. The sequential decline is due to the $2.1 million expense booked in the fourth quarter of 2002 for the state tax adjustment. The Company continues to maintain tight controls on its discretionary spending. As a percent of sales, SG&A increased to 10.3% for the quarter ended March 31, 2003 from 10.2% in the first quarter of 2002 due to the decline in sales volume.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising increased to $1.2 million in the three month period ended March 31, 2003 from $202,000 in the comparable 2002 period. This increase is primarily due to the Company’s adoption of EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $568,000 of vendor consideration as a reduction to cost of sales in the first quarter of 2003 that offset advertising expense in prior periods. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising revenue received from the Company’s vendors.

Other Income/Expense. Other income was $7,000 for the quarter ended March 31, 2003 compared to other income of $14,000 in the first quarter of 2002. The change was primarily due to an decrease in interest income incurred in the first quarter of 2003 compared with the same period of 2002.

Provision/Benefit for Income Taxes. The benefit for income taxes for the quarter ended March 31, 2003 was $398,000 as compared to a provision of $52,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.1% for the quarter ended March 31, 2003 compared to 39.1% for the quarter ended March 31, 2002.

Net Income/Loss. Net loss for the quarter ended March 31, 2003 was $646,000 compared to net income of $81,000 in the first quarter of 2002. Basic and diluted loss per share was $0.05 for the quarter ended March 31, 2003 and basic and diluted earnings per share was $0.01 in the first quarter of 2002.

Trends

The Company’s first quarter 2003 operating results reflect the continuation of a muted environment for IT purchases as well as the additional economic pressures exerted by a wartime economy. The Company remains cautious about 2003 due to anticipated lackluster economic performance for the remainder of the year. However, the Company believes the acquisition of Corporate PC Source, Inc. (“CPCS”) should contribute positively to future quarters’ results and may serve as a buffer to moderate the effects, if any, of future economic weakness. Although short term sequential net sales may experience a slight decline to a nominal increase in relation to historical patterns, the Company believes it is in a position to leverage its existing infrastructure to take advantage of any up-tick in technology spending. In anticipation of a continued static environment, the Company is focusing on the key elements of its business: diversification of sales, improvement in gross profit margin, and continued control of discretionary expenses.

The Company markets its products across several sectors to drive sales growth, while striving to become one of the leading business to business direct marketers of IT infrastructure solutions.

•	Its outbound sales force, in conjunction with the small business group, actively pursues the small to medium sized business customer. The small business group is the training ground for less tenured account executives. The Company began an aggressive investment in new account executives in the second half of 2002, and continued hiring during the first quarter of 2003, hiring and training 59 team members. Subject to current market conditions, the Company will continue to invest in the business by hiring and training additional account executives as circumstances allow in future quarters.

•	The Company is building a niche in the enterprise business arena, and believes it is in a position to fulfill enterprise business level needs efficiently and profitably. Sales in its enterprise divisions, excluding sales to a major customer, increased 83.5% to $26.3 million compared to the first quarter 2002, and increased 23.5% sequentially from the fourth quarter of 2002.

•	The Company acquired CPCS on March 31, 2003. CPCS resells IT products and services to businesses in the Fortune 2000. CPCS’s results of operations will be included in the Company’s consolidated financial statements only for the periods after the date of closing.

•	The Company believes it has growth potential in its Public Sector division and it is pursuing education, state and local government initiatives.

The economic downturn in the IT market has led to an intense focus on the key drivers of gross profit margin. This focus has led to several initiatives intended to grow the Company’s gross profit margin percentage. The initiatives are driven by several factors including: product mix and related vendor programs, attach rates, freight, purchasing power, account executive education, pricing strategies as well as taking advantage of early pay discounts. Gross profit margins will continue to vary based on each of these factors. As long as the economic environment remains sluggish, the Company may experience pricing pressures in pursuit of increasing its market share.

During the first quarter of 2003, the Company adopted EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $568,000 of vendor consideration as a reduction to cost of sales in the first quarter of 2003 that offset advertising expense in prior periods. The adoption of this issue had no impact on net income (loss) from operations, shareholders equity or cash flows of the Company. EITF 02-16 only impacts contracts signed or revised on or after January 1, 2003. As new contracts are signed, or existing contracts are modified, there may be a shift towards increased gross profit margins and a concurrent growth in the net cost of advertising.

The Company constantly reviews all internal processes in an effort to create efficiencies and maintain tight controls over all discretionary expenses, including advertising expenses, which has been a focal point for the past several quarters due to the existing economic conditions. The Company anticipates total SG&A costs to increase slightly due to its investment in the hiring and training of new account executives. The Company believes that the costs associated with the investment in additional headcount will narrow in future quarters as the account executives mature and become increasingly productive.

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

Liquidity and Capital Resources

As of March 31, 2003, the Company had total assets of $94.0 million, of which $79.0 million were current assets. At March 31, 2003 and December 31, 2002 the Company had cash and cash equivalents of $5.6 million and $9.0 million, respectively, and working capital of $17.1 million and $20.6 million, respectively. The decline is primarily due to the March 31, 2003 acquisition of Corporate PC Source, Inc. The Company continued to utilize its cash position to take advantage of favorable discount terms offered by certain vendors.

Net inventory increased to $12.5 million at March 31, 2003. However, excluding the effect of the acquisition, net inventory decreased to $10.6 million at March 31, 2003 from $11.3 million as of December 31, 2002. This non-GAAP measure is given for comparison purposes only and is the basis for the calculation of inventory turns. Inventory turns increased slightly to 33 times annually, compared with 32 times annually at December 31, 2002. Concurrently, open account trade receivable increased to $48.9 million at March 31, 2003. Excluding the effect of the acquisition, open account trade receivable increased to $40.1 million at March 31, 2003 from $37.9 million as of December 31, 2002. This non-GAAP measure is given for comparison purposes only and is the basis for the calculation of accounts receivable days outstanding. Accounts receivable days outstanding increased to 46 as of March 31, 2003 compared to 43 days outstanding as of December 31, 2002.

Net cash used by operating activities was $5.4 million for the three months ended March 31, 2003 compared to cash used by operating activities of $2.3 million for the three months ended March 31, 2002. Cash outflows for the three months ended March 31, 2003 were primarily due to increases in accounts receivable and a decrease in accounts payable. In the three months ended March 31, 2003, accounts receivable increased $2.7 million while accounts payable decreased by $4.1 million from December 31, 2002.

Cash outlays for capital expenditures were $172,000 and $651,000 in the three months ended March 31, 2003 and 2002, respectively. These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems. Additionally, on March 31, 2003, the Company received $1.5 million cash in it’s acquisition of CPCS.

At March 31, 2003, the Company has a consolidated aggregate $60.0 million available under secured lines of credits with 2 major financial institutions, through three separate agreements.  The Company has a $30.0 million facility, collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility expires on November 25, 2004.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to profitability, tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At March 31, 2003, no working capital advances were outstanding and accounts payable of $8.7 million was owed to this financial institution related to inventory purchases at March 31, 2003.

The second facility is a $5.0 million inventory flooring facility collateralized by the inventory purchases financed on the facility.  The facility expires on July 21, 2003 and is subject to annual renewals. The inventory advances bear interest at a rate of Prime if not paid within terms, usually 30 days from advance date.  Amounts due under this line are included in accounts payable and were $4.5 million at March 31, 2003.

Lastly, at March 31, 2003, CPCS also has a facility with one of the major financial institutions. The $25.0 million facility, collateralized by accounts receivable and inventory, can be utilized as both a working capital line of credit and a flooring facility. This credit facility expires on May 30, 2003 and will not be renewed as the Company is working on a consolidated facility. The working capital and inventory advances bear interest at a rate of Prime + 0.25%. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date. At March 31, 2003, a $2.2 million working capital advance was outstanding and accounts payable included $6.0 million owed to this financial institution related to inventory purchases.

Subsequent to March 31, 2003, the Company has renegotiated its primary facility. The facility was increased from $30.0 million to $40.0 million. Additionally, the Company is in the process of renegotiating its inventory flooring facility to meet the needs of the consolidated company. The Company expects to have this facility in place by May 30, 2003.

The Company believes that its existing available cash and cash equivalents and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

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

Part II.

Item 1. Legal Proceedings

Various claims and actions of a type commonly encountered in the Company’s industry have been asserted and are pending against the Company. Except as otherwise indicated, the Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position or results of operations.

On November 21, 2002, the Washington State Department of Revenue (the “Department”) issued a final determination regarding the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Department upheld the auditor’s assessment of business and occupation tax on certain expense reimbursements the Company received from vendors during the audit period. The Company petitioned the Department for a reconsideration of its determination, which stayed the payment of the assessment until the petition for reconsideration is resolved.

However, as a result of the determination by the Department, the Company recorded a charge of $2.1 million during the fourth quarter of 2002. The Company intends to pursue all of its appeal rights, but there can be no assurance that the Company will be successful, in whole or in part, in challenging the determination. Additionally, the Department may also make a similar assessment for all future periods after 1999. The Company has fully reserved against the possibility of a similar assessment for these periods.

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

On March 19, 2003, the Company filed a report on Form 8-K containing information regarding the Company’s receipt of a letter from Nasdaq that notified the Company that it was not in compliance with Nasdaq’s minimum bid price per share requirement of $1.00 for continued listing on the Nasdaq National Market.

No other reports on Form 8-K were filed during the quarter ended March 31, 2003.

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

Date: May 13, 2003	ZONES, INC. By: /S/ FIROZ H. LALJI ———————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN ———————————————————— Ronald P. McFadden, Senior Vice President and Chief Financial Officer

22

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

Date: May 13, 2003

By: /S/ FIROZ H. LALJI —————————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Zones, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

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

Date: May 13, 2003

By: /S/ RONALD P. MCFADDEN ————————————————————— Ronald P. McFadden, Senior Vice President and Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Zones, Inc. and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.