Form 10-Q
period 2003-06-30
ZONES INC
filed 2003-08-14
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10 Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003 OR
|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 0 28488

ZONES, INC (Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1431894 (I.R.S. Employer Identification Number)

707 South Grady Way Renton, Washington (Address of Principal Executive Offices)	98055-3233 (Zip Code)

(425) 430-3000 Registrant’s Telephone Number., including Area Code

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

The number of shares of the registrant's Common Stock outstanding as of August 8, 2003 was 13,654,371.

ZONES, INC. INDEX PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Part I.

Item 1. Financial Statements

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$1,779	$9,048
Receivables, net	56,213	45,368
Inventories, net	12,463	11,273
Prepaid expenses	1,003	1,239
Deferred tax asset	2,536	2,515

Total current assets	73,994	69,443
Property and equipment, net	4,694	5,565
Goodwill	4,075
Deferred tax asset	5,557	4,771
Other assets	367	173

Total assets	$88,687	$79,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,025	$38,453
Accrued liabilities	11,536	9,960
Line of credit	4,161
Current portion of capital lease obligations	85	226
Current portion of deferred rent obligations	31	216
Notes payable	833

Total current liabilities	56,671	48,855
Other liabilities	1,667

Total liabilities	58,338	48,855

Commitments and contingencies Shareholders' equity:
Common stock	39,576	39,554
Accumulated deficit	(9,227)	(8,457)

Total shareholders' equity	30,349	31,097

Total liabilities and shareholders' equity	$88,687	$79,952

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	$119,106	$107,771	$217,738	$207,619
Cost of sales	106,165	96,948	194,461	186,246

Gross profit	12,941	10,823	23,277	21,373
Selling, general and administrative	10,898	9,759	21,089	19,989
Advertising expenses, net	2,255	455	3,451	657

Income (loss) from operations	(212)	609	(1,263)	727

Interest expense	113	24	118	57
Other (income) expense, net	(10)	(22)	(23)	(70)

Other (income) expense	103	2	95	(13)

Income (loss) before taxes	(315)	607	(1,358)	740
Provision (benefit) for income taxes	(190)	234	(588)	286

Net income (loss)	$(125)	$373	$(770)	$454

Basic earnings (loss) per share	$(0.01)	$0.03	$(0.06)	$0.03
Shares used in computing basic earnings (loss) per share	13,627	13,581	13,633	13,573
Diluted earnings (loss) per share	$(0.01)	$0.03	$(0.06)	$0.03
Shares used in computing diluted earnings (loss) per share	13,627	13,700	13,633	13,633

See notes to consolidated financial statements

4

ZONES, INC. STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands, except share data) (unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2003	13,609,956	$39,554	$(8,457)	$31,097
Issuance of common stock	31,536	22		22
Net loss			(770)	(770)

Balance, June 30, 2003	13,641,492	$39,576	$(9,227)	$30,349

See notes to consolidated financial statements

ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Six months ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(770)	$454
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,645	1,966
Deferred income taxes	(568)	286
Changes in assets and liabilities:
Receivables, net	(1,549)	(8,036)
Inventories, net	675	3,121
Prepaid expenses and other assets	165	343
Accounts payable	(7,434)	(10,830)
Accrued and other liabilities	192	(977)

Net cash used in operating activities	(7,644)	(13,673)
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(3,716)
Purchases of property and equipment	(383)	(1,047)

Net cash used in investing activities	(4,099)	(1,047)
Cash flows from financing activities:
Net borrowing under line of credit arrangement	1,980	900
Net change in book overdraft	2,614	3,942
Net proceeds from sale of common stock	22	31
Payments on capital leases	(142)	(770)

Net cash provided by financing activities	4,474	4,103
Net increase (decrease) in cash and cash equivalents	(7,269)	(10,617)
Cash and cash equivalents at beginning of period	9,048	12,141

Cash and cash equivalents at end of period	$1,779	$1,524

Non-cash investing and financing activity:
Note payable for acquisition of CPCS	$2,500

See notes to consolidated financial statements

ZONES, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Description of Business

Zones, Inc. (the “Company”) and its subsidiaries are single-source direct marketing resellers of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts, while supporting their legacy Mac customers through an inbound call center promoted by circulation of the Mac Zone catalog and a dedicated website. Zones sells through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Sony and Toshiba.

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

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually, or when events indicate that impairment exists.

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

	Three months ended June 30,
	2003	2002
Net income (loss) - as reported	$(125)	$373
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(65)	(165)

Net loss - pro forma	$(190)	$208

Basic and diluted loss per share - as reported	$(0.01)	$0.03
Basic and diluted loss per share - pro forma	$(0.01)	$0.02

	Six months ended June 30,
	2003	2002
Net income (loss) - as reported	$(770)	$454
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(176)	(307)

Net loss - pro forma	$(946)	$147

Basic and diluted loss per share - as reported	$(0.06)	$0.03
Basic and diluted loss per share - pro forma	$(0.07)	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: expected volatility of 216% and 195%; risk-free interest rate of 2.74% and 4.45%; and expected lives of 4 years.

For the three months ended June 30, 2003, 12,861 shares were purchased under the ESPP. The weighted-average fair value at date of grant was $0.50 for the option value of the shares of common stock issued during the three months ended June 30, 2003 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0.0%, (ii) expected volatility rate of 89.0%, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 1.2%.

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

Recent Accounting Pronouncements
In July 2001, the Financial Accounting Standards Board issued SFAS 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. Zones adopted SFAS 143 on January 1, 2003. The adoption of SFAS 143 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not believe the adoption of SFAS 149 will have a significant impact on its results of operations, financial position, or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The Company does not believe the adoption of SFAS 150 will have a significant impact on its results of operations, financial position, or cash flows.

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

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. The Company adopted the provisions of this issue for all agreements modified or entered into on or after January 1, 2003. The adoption of this issue resulted in the reclassification of certain amounts historically classified as a reduction of advertising expense to a reduction of cost of sales on a prospective basis. The adoption of this issue had no impact on the Company’s net income (loss) from operations, shareholder’s equity or cash flows. The following table gives pro-forma information as if this issue had been implemented for all periods presented. The non-GAAP information for the three and six months ended June 30, 2003 is presented for comparison purposes only (in thousands):

	Three months ended June 30, 2003
	Pro-Forma	EITF 02-16	As Reported
Cost of sales	$107,816	$(1,651)	$106,165
Gross Profit	$11,290	$1,651	$12,941
Advertising expenses, net	$604	$1,651	$2,255

	Three months ended June 30, 2002
	As Reported	EITF02–16	Pro–Forma
Cost of sales	$96,948	$(1,740)	$95,208
Gross Profit	$10,823	$1,740	$12,563
Advertising expenses, net	$455	$1,740	$2,195

	Six months ended June 30, 2003
	Pro–Forma	EITF02–16	As Reported
Cost of sales	$196,681	$(2,220)	$194,461
Gross Profit	$21,057	$2,220	$23,277
Advertising expenses, net	$1,231	$2,220	$3,451

	Six months ended June30, 2002
	As Reported	EITF02–16	Pro–Forma
Cost of sales	$186,246	$(2,143)	$184,103
Gross Profit	$21,373	$2,143	$23,516
Advertising expenses, net	$657	$2,143	$2,800

3. Earnings Per Share

The Company has 45,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. The options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Basic earnings per share:

Income available to common shareholders	$(125)	$373	$(770)	$454

Weighted average shares outstanding	13,627	13,581	13,633	13,573

Basic earnings per share	$(0.01)	$0.03	$(0.06)	$0.03

Diluted earnings per share:

Net income	$(125)	$373	$(770)	$454

Weighted average shares outstanding	13,627	13,581	13,633	13,573
Stock options		119		60

Total common shares and dilutive securities	13,627	13,700	13,627	13,633

Diluted earnings per share	$(0.01)	$0.03	$(0.06)	$0.03

4. Commitments and Contingencies

Legal Proceedings
Various legal claims and actions considered normal to the Company’s business have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position or results of operations.

On November 21, 2002, the Washington State Department of Revenue (the “Department”) issued a final determination regarding the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Department upheld the auditor’s assessment of business and occupation tax on certain expense reimbursements the Company received from vendors during the audit period. The Company petitioned the Department for a reconsideration of its determination, which stayed the payment of the assessment until the petition for reconsideration is resolved. However, as a result of the determination the Company recorded a charge of $2.1 million during the fourth quarter of 2002. The Company intends to pursue all of its appeal rights, but there can be no assurance that the Company will be successful, in whole or in part, in challenging the determination. Additionally, the Department may also make a similar assessment for all future periods after 1999. The Company has fully reserved against the possibility of a similar assessment for the periods after 1999.

The Company has been named as a defendant in Massachusetts Institute of Technology, et al. v. Abacus Software, Inc., et al., which is pending in the U.S. District Court for the Eastern District of Texas, Texarkana Division, Case No. 501-CV-344. Plaintiffs allege that scanners and digital cameras manufactured by other entities and sold by the Company infringe on United States Patent No. 4,500,919, a patent assigned to plaintiff Massachusetts Institute of Technology and licensed to co-plaintiff Electronics for Imaging, Inc. The Company has retained counsel to defend its interests in this action and believes that it has strong defenses to plaintiffs' claims, including defenses as to the validity of the patent and as to patent marking issues. The Company is one of 214 original defendants sued in this patent infringement action. The case is in its infancy and the parties have only recently exchanged their initial disclosures. The Company does not believe that the claims will have a material adverse effect on its business, financial position, cash flows or results of operations; however, it is not yet possible to accurately assess the extent of its exposure to such claims.

On May 21, 2003, a class action lawsuit was filed against Zones, Inc. (the “Company”) and each of its directors in King County Superior Court in Seattle, Washington, civil action no. 03-2-26485-7KNT, in response to the Company's receipt of a proposal from an investor group led by the Company's President and CEO, Firoz Lalji, to acquire all of the Company's shares not owned by the investor group for a cash price of $1.00 per share, and the Board of Directors' intention to appoint a special committee of directors unaffiliated with the investor group to review the proposal with the assistance of financial and legal advisors. The plaintiff alleges that the directors of the Company cannot protect the public shareholders and have breached their fiduciary duties to the Company and its shareholders. The Company intends to defend the action vigorously.

Liquidity
The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current revenue and expense levels. However, if the Company’s future revenues decline below the current level, or if working capital erodes and other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

5. Segment Information

SFAS 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that public companies report profits and losses and certain other information on their reportable operating segments. These segments are based on the method of internal reporting used by the decision-maker of the Company to allocate resources and assess performance.

The Company is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small to medium sized businesses, enterprise, and the public sector markets. The Company had previously used a single segment approach to financial disclosure. However, the Company’s decision makers view the subsidiary activities of Corporate PC Source, Inc. (“CPCS”) separately for internal reporting. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company allocates resources to, and evaluates performance of, its segments based on both sales and operating income. Inter-segment transactions are eliminated in consolidation. The Company has not disclosed segment information for the six months ended June 30, 2003, or the comparative prior year information as it acquired its subsidiary on March 31, 2003.

A summary of the Company’s operations by segment follows (in thousands):

	Three months ended June 30, 2003 (unaudited)
	Zones	CPCS	Elimination’s	Consolidated
External customer sales	$101,045	$18,061		$119,106
Transfer between segments	668	2	$(670)	—

Total net sales	$101,713	$18,063	$(670)	$119,106
Depreciation and amortization	$803	$63		$866
Income (loss) from operations	$(589)	$377		$(212)
Net interest income and other expense				$(103)
Income (loss) before income taxes				$(315)
Total assets	$78,938	$9,749		$88,687

	Six months ended June 30, 2003 (unaudited)
	Zones	CPCS (a)	Elimination’s	Consolidated
External customer sales	$199,677	$18,061		$217,738
Transfer between segments	668	2	$(670)	—

Total net sales	$200,345	$18,063	$(670)	$217,738
Depreciation and amortization	$1,582	$63		$1,645
Income (loss) from operations	$(1,640)	$377		$(1,263)
Net interest income and other expense				$(95)
Income (loss) before income taxes				$(1,358)
Total assets	$78,938	$9,749		$88,687

(a) The six months ended June 30, 2003 results for CPCS are only for the three month period ended June 30, 2003 as it was acquired on March 31, 2003.

Substantially all of the Company’s net sales for the three and six months ended June 30, 2003 were made to customers located in the United States. All of the Company’s assets at June 30, 2003 and December 31, 2002 were located within the United States. Sales to one of the Company’s customers represented 15.4% and 14.3% of total sales for the three and six months ended June 30, 2003. Net sales to this customer were $18.3 million and $31.1 million for three and six months ended June 30, 2003, compared to $20.8 million and $37.5 million for three and six months ended June 30, 2002. The Company’s contract with this customer expired in June 2003, and the Company expects future sales to this customer to be significantly lower.

6. Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS.  The acquisition of CPCS extends the Company’s reach into the mid-west and eastern United States Fortune 2000 customers.

Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Under the terms of the SPA, at closing the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principle amount of $2,500,000: $2,250,000 non-convertible notes, $250,000 convertible notes. Each non-convertible note has a three year term, with interest paid quarterly, and one third of the principal amount due and payable at the end of each of the earn-out periods, which occurs annually on the transaction date. . Each convertible note has a three year term and one-third of the amount payable at the end of each of the earn-out periods may at any time before the payment thereof, at the option of the prior shareholders, be converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds were the source of the funds used for the cash portion of the purchase price. The notes shall bear interest at the rate the Company pays to its primary lender less ¼%. In addition, the notes are subject to reduction for failure to reach a threshold of earnings before income tax, depreciation and amortization, or EBITDA, which could adjust the purchase price in the future. The Company will measure the EBITDA thresholds annually on the transaction date, March 31, 2003

Additionally, the SPA contains a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA. The former shareholders of CPCS will receive a percentage of earnings each year on an escalating scale based on the applicable EBITDA threshold. The Company will measure the EBITDA thresholds annually on the transaction date, March 31, 2003. The additional earn-out payments will be accounted for as future purchase price adjustments under the SPA.

CPCS’s results of operations are included in the Company’s consolidated financial statements only for the periods after the date of closing, March 31, 2003.

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

	Three months ended June 30, 2003
	Zones	CPCS	Elimination’s	Consolidated
Net sales	$101,713	$18,063	$(670)	$119,106
Net income (loss)	$(275)	$150		$(125)
Earnings per share:
Basic				$(0.01)
Diluted				$(0.01)

	Three months ended June 30, 2002
	Zones	CPCS		Consolidated
Net sales	$107,771	$20,823		$128,594
Net income (loss)	$373	$547		$920
Earnings per share:
Basic				$0.07
Diluted				$0.07

	Six months ended June 30, 2003
	Zones	CPCS		Consolidated
Net sales	$200,345	$42,075	$(670)	$241,750
Net income (loss)	$(921)	$587		$(334)
Earnings per share:
Basic				$(0.03)
Diluted				$(0.03)

	Six months ended June 30, 2002
	Zones	CPCS		Consolidated
Net sales	$207,619	$44,006		$251,625
Net income (loss)	$454	$1,153		$1,607
Earnings per share:
Basic				$0.12
Diluted				$0.12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, which was filed on February 26, 2003 with the Securities Exchange Commission.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “the Company” and “Zones” refer to Zones, Inc., a Washington corporation, and its subsidiaries.

Risk Factors

There are a number of important factors that could cause the Company’s actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below or other factors of which the Company may not yet be aware.

No Assurance of Future Profitability. The Company has not been profitable in any of the last three fiscal years or during the first six months of 2003. In addition, the Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of enterprise customers, the level of corporate investment in new IT related capital equipment, industry announcements of new products or upgrades, industry consolidation and general economic conditions. Although the Company has taken a number of steps to reduce costs, such as by reducing redundant headcount and obtaining a more favorable facilities lease, there is no assurance that the Company will be able to identify or achieve additional cost savings or to return to profitability on a consistent basis.

No Assurance as to Sales Levels. There is no assurance that the Company will be able to sustain its current sales levels. Sales may decline for any number of reasons, such as a continued decline in corporate investment in new IT-related equipment, increased competition, changes in customers’ buying habits, the loss of significant customers, changes in the selection of products available for resale by the Company, or general economic conditions. Sales by the Company’s traditional business units have declined somewhat over the past year, excluding the incremental sales due to the March 31, 2003 CPCS acquisition. A further decline in sales levels could adversely affect the Company’s business, financial condition, cash flows or results of operations.

Major Customer. The Company’s contract with a major customer expired in June 2003. Sales to this customer represented 15.4% and 19.3% of total sales for the three months ended June 30, 2003 and 2002. Net sales to this customer were $18.3 million for the quarter ended June 30, 2003, compared to $20.8 million for the quarter ended June 30, 2002. While the Company may continue to receive some level of business from this customer, it anticipates that net sales to this customer will decline significantly. There are no assurances that the Company will be able to replace these sales with increased sales to other enterprise or SMB customers.

Risk Associated with CPCS. On March 31, 2003, the Company acquired all of the outstanding shares of capital stock of CPCS, an Illinois-based computer products reseller. The Company paid the shareholders of CPCS $4,881,000 in cash and issued $2,500,000 of notes payable. The purchase price of CPCS was based in part on the historical financial results of CPCS’s operations, and also included an earn-out feature based upon CPCS’s post-acquisition performance. There is no assurance that CPCS’s future sales and profitability will equal or exceed its historical results. In addition, there are risks associated with the acquisition and the resulting change of control of CPCS, including but not limited to the potential loss of customers or key employees of CPCS, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Vendor Support. The Company has a variety of relationships with its vendors that have in the past contributed significantly to profit margins. For example, certain product manufacturers and distributors provide the Company with incentives in the form of rebates, volume incentive rebates, discounts and trade allowances. In addition, many of the Company’s vendors provide the Company with cooperative advertising funds, which reimburse the Company for expenses associated with specific forms of advertising. Industry-wide, manufacturers, distributors and vendors have been reducing these incentives and curtailing these programs. If these forms of vendor support decline further, or if the Company is otherwise unable to take advantage of continuing vendor support programs, or if the Company fails to manage the complexity of these programs, the Company's business, financial condition, cash flows or results of operations could be adversely affected.

Account Executive Hiring and Productivity. The Company intends to aggressively recruit account executives during 2003. The Company hopes to hire approximately 20 new account executives each month. There are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time. The productivity of account executives has historically been closely correlated with tenure. If the Company does not retain the account executive, there can be no assurances of increasing average tenure or increased productivity, or that if we do retain the account executive, there are not assurances that they will become productive at historical levels. Additionally, the Company’s account executives are occasionally the subject of aggressive hiring by competitors.

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees have increased as a result of increased disclosure requirements and the need to comply with new corporate governance requirements under the Sarbanes-Oxley Act as well as SEC regulations and Nasdaq rules. Additionally, independent accountant audit fees have increased, and are expected to increase even more as more intensive auditing requirements become effective. These increasing costs may have an adverse affect on the ability of the Company to restore and maintain profitability.

Pressure on Margins. The computer products industry has been characterized by intense price competition and pressure on profit margins. The slowdown in U.S. corporate IT spending has created an even more intense competitive landscape that has further disrupted the stability of pricing, exerting downward pressure both on average selling price and profit margins across all product lines. Additionally, a number of manufacturers are providing their products direct to customers. The Company expects intense price competition and margin pressure to continue. If the Company is unable to maintain or improve gross margins in the future, this could have an adverse effect on the Company’s business, financial condition, or results of operations.

Competition. The computer products industry is highly competitive. The Company believes that product selection, availability and price are the three most important competitive factors. The Company competes with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and PC Mall, Inc. The Company also competes with product manufacturers, such as Apple, Dell, Hewlett Packard and IBM, which sell direct to end-users; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of the Company's competitors compete principally on the basis of price and have lower costs than the Company. The Company believes that competition may intensify in the future due to market conditions and consolidation. In the future, the Company may face fewer, but larger and better-financed competitors as a consequence of such consolidation. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company's business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

Going Private Proposal. On May 21, 2003, the Company received a proposal from an investor group led by the Company’s President and CEO, Firoz Lalji, to acquire all of the outstanding shares of the Company’s common stock not owned by the investor group for a cash price of $1.00 per share. The investor group controls a majority of the Company's outstanding common stock, and has indicated that it is not interested in the sale of its majority interest to any third party; as a result, it is unlikely that this proposal will lead to an auction process for the sale of the Company to the highest bidder. The Company’s Board of Directors has appointed a special committee of directors unaffiliated with the investor group to review this proposed going private transaction, with the assistance of independent financial and legal advisors. If the going private transaction is completed, you will no longer be a holder of Zones common stock, the Company’s stock will no longer be publicly traded and the Company will not be required to file reports, financial information or other documents with the Securities and Exchange Commission.
The proposed going private transaction may not proceed or be completed for several reasons, including but not limited to the inability of the special committee and the investor group to reach final agreement on the terms of the purchase, or the investor group’s potential election to withdraw its offer. Similarly, the terms on which the proposed transaction may ultimately be completed are uncertain; there is no assurance that the transaction will be completed at a price equal to or above that originally proposed, and it is possible that it could be completed on terms less favorable than originally proposed. Soon after the investor group’s proposal was announced, the public trading price of the Company’s stock increased significantly to a level somewhat higher than the proposed $1.00 price, which may reflect some speculation as to the eventual outcome of the proposal. If the going private transaction is not completed, or completed on terms less favorable than originally proposed, the Company’s stock price may suffer. Regardless of whether the going private transaction is completed, the additional costs associated with the transaction, including legal, accounting and financial advisor expenses, the expenses of defending the lawsuit that has been filed against the Company and its directors relating to the going private transaction, and the management time associated with such matters, are likely to affect the Company’s profitability during those quarters in which the transaction remains pending. In addition to potentially adversely affecting the trading price of the Company’s stock, such additional costs and management distractions could also have other longer lasting adverse effects on the Company’s business, financial condition, cash flows or results of operations.

Liquidity of Stock and Nasdaq National Market Listing. There is relatively limited trading of the Company’s stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of the Company’s stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading level could be further adversely affected if the Company’s stock were to be de-listed from The Nasdaq National Market. The Company has on two prior occasions received delisting notifications from The Nasdaq National Market relating to its $1.00 minimum bid price requirement. With respect to both notices, the Company ultimately received notification from Nasdaq that it had regained compliance with National Market listing requirements. In the future, if the Company’s stock were to be delisted from trading on the Nasdaq National Market and were not listed for trading on the Nasdaq SmallCap Market, trading in the Company’s common stock might continue on the OTC Bulletin Board or in a non-Nasdaq over-the-counter market, such as the “pink sheets”. Delisting of the Company’s common stock would result in limited release of the market price of the common stock and limited news coverage and could restrict investors’ interest in the common stock. Such a delisting could also adversely affect the trading market, price for and liquidity of the Company’s stock, and the Company’s ability to issue additional securities or to secure additional financing.

State Tax Uncertainties. The Company does not collect sales taxes or other taxes with respect to shipments of goods into states other than Washington, Nevada, Tennessee, Illinois, California, Missouri and Ohio. Various states have sought to require the collection of state and local sales taxes on the sales of products shipped to the taxing jurisdiction’s residents by direct marketing resellers. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity that might give rise to future or past tax collection obligations based on that Supreme Court case. Many states do aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on sales into states in which it has no presence and potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Also, the Company has petitioned the Washington State Department of Revenue for reconsideration of its determination regarding the Company’s tax returns for the years 1996, 1997, 1998 and 1999. The Company recorded a charge for this determination of $2.1 million in the fourth quarter, and may have to pay this amount, plus interest, if the petition is denied. The Department may also make a similar assessment for all future periods after 1999. The Company has fully reserved against the possibility of a similar assessment for the periods after 1999.

Rapid Technological Change and Inventory Obsolescence. The computer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. To satisfy customer demand and obtain greater purchase discounts, the Company may be required to carry significant inventory levels of certain products, which subjects it to increased risk of inventory obsolescence. The Company participates in first-to-market and end-of-life-cycle purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges, and there can be no assurance that the Company will be able to avoid losses related to such products. Within the industry, vendors are becoming increasingly restrictive in guaranteeing return privileges. While the Company seeks to reduce its inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that the Company will be able to avoid losses related to obsolete inventory.

Reliance on Vendor Relationships. The Company acquires products directly from manufacturers as well as from distributors such as Ingram Micro, Tech Data and others. Certain hardware manufacturers limit the number of product units available to direct marketing resellers such as the Company. Substantially all of the Company's contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company's relationships with its vendors could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

Dependence on Key Personnel. The Company’s future success will depend to a significant extent upon its ability to attract and retain skilled personnel. Although the Company's success will depend on its ability to hire, train and retain competent personnel in all areas of its business, there are certain individuals that play a key role within the organization. Loss of any of these individuals could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Potential Disruption of Business From Information Systems Failure. The Company's operations are dependent on the reliability of its information, telecommunication, and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption of the Company's information systems, Internet or telecommunication systems could have a material adverse effect on the Company's business, financial condition, and results of operations. Additionally, there is a risk that the move of the Company’s corporate headquarters at the end of August 2003 could cause an interruption of the Company’s information systems, which could have an adverse effect on the Company's business, financial condition, cash flows or results of operations.

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract that expires in August 2003. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company's business, financial condition, and results of operations. Certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

Potential Increases in Postage, Shipping and Paper Costs. Postage and shipping costs, as well as the cost of paper for the Company's catalogs, are significant expenses in the operation of the Company's business. The Company generally mails its catalogs through the U.S. Postal Service and ships its products to customers by overnight delivery. Any future increases in postage, shipping rates or paper costs could have a material adverse effect on the Company's business, financial condition, cash flows or results of operations.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and should be read in conjunction with its summary of significant accounting policies (see Note 2 of the Company’s Notes to Consolidated Financial Statements). Additionally, during the first quarter of 2003, the Company adopted EITF 02-16 Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $1.7 million and $2.2 million of vendor consideration as a reduction to cost of sales in the three and six months ended June 30, 2003, respectively, that offset advertising expense in prior periods.

The Company’s critical accounting policies are as follows:

❑	Revenue recognition

❑	Valuation of current assets and estimating market inventory obsolescence

❑	Accounting for income taxes

❑	Goodwill

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

Accounting for income taxes.
The Company is required to estimate income taxes in the jurisdiction in which it operates. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies. The Company exercised judgment as of June 30, 2003 and did not provide a valuation allowance against its deferred tax asset believing that it is more likely than not that future taxable income and tax planning will be sufficient to recover the deferred tax asset. However, the guidelines provided by SFAS 109 are stringent and if the Company is unable to provide positive evidence that the deferred tax asset is recoverable, it will be required to provide a valuation allowance against the deferred tax asset. If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the Consolidated Statement of Operations. At June 30, 2003, the Company had $8.1 million in aggregate deferred tax assets.

Goodwill
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.1	90.0	89.3	89.7

Gross profit	10.9	10.0	10.7	10.3
Selling, general and administrative expenses	9.1	9.1	9.7	9.6
Advertising expenses, net	2.0	0.4	1.6	0.3

Income from operations	(0.2)	0.5	(0.6)	0.4
Other (income) expense	0.1	0.0	0.0	0.0

Income before income taxes	(0.3)	0.5	(0.6)	0.4
Provision for income taxes	(0.2)	0.2	(0.3)	0.2

Net income	(0.1%)	0.3%	(0.3%)	0.2%

Selected domestic operating data:
Number of orders	119,000	124,000	243,000	255,000
Average order size	$1,011	$870	$905	$821
Number of B2B account executives, end of period	185	162	185	162

Comparison of Three Month Periods Ended June 30, 2003 and 2002

Net Sales. Consolidated net sales for the quarter ended June 30, 2003 increased 10.5% to $119.1 million compared to $107.8 million in the second quarter of 2002. The increase in sales resulted primarily from the impact of the CPCS acquisition. CPCS net sales for the three months ended June 30, 2003 were $18.1 million. The Company’s net sales excluding CPCS were $101.0 million, a 6.3% decline from the same period of the prior year. This decline is primarily due to a continued weakness in corporate investment in IT solutions, and also reflects the anticipated decline in sales to a major customer. Sales to this major customer decreased 11.7% to $18.3 million for the quarter ended June 30, 2003 compared to $20.8 million in the same period of 2002. The contract with this customer expired in June 2003. While the Company may continue to receive some level of business from this customer, it anticipates that net sales to this customer will decline significantly. Consolidated outbound sales to the SMB, enterprise and public sector accounts increased 19.6% to $108.4 million in the second quarter of 2003 from $90.7 million in the second quarter of 2002. The Company had a year over year sales decrease in its core SMB market, which decreased 13.2% to $40.2 million in the second quarter of 2003 from $46.4 million in the second quarter of 2002. The primary reason for this decline is the economic slowdown which has adversely affected purchases of IT equipment. As a result of the Company’s decision to begin collecting sales tax in the States of California and Missouri during the first quarter of 2003, sales by the Company’s Mac division decreased 37.6% to $10.7 million for the three months ended June 30, 2003 compared to $17.1 million in the comparable period of 2002. The decline in sales from the Mac division was also impacted by increased competition and fewer product introductions during the quarter.

Gross Profit. Consolidated gross profit increased to $12.9 million for the second quarter of 2003, compared to $10.8 million in the first quarter of 2002. Gross profit as a percentage of net sales increased to 10.9% in the quarter ended June 30, 2003 compared to 10.0% in the second quarter of 2002, and increased sequentially from 10.5% in the first quarter of 2003.Gross profit margins for the three months ended June 30, 2003 were impacted by the Company’s January 1, 2003 adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $1.7 million of vendor consideration as a reduction to cost of sales in the second quarter of 2003. Excluding the impact of EITF 02-16, the gross profit margin would have declined to 9.5% for the second quarter of 2003. This percentage is a non-GAAP measure that is being presented for comparison purposes only as the adoption of EITF 02-16 did not impact prior year gross profit margins. The decline in comparable gross profit margins is primarily due to changes in vendor programs. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $10.9 million for the quarter ended June 30, 2003 compared to $9.8 million in the second quarter of 2002. Sequentially, SG&A expense dollars also increased from $10.2 million in the first quarter of 2003. The Company committed resources and invested in the hiring and training of new account executives during the second quarter of 2003. Additionally, the increase included $127,000 for legal counsel fees for the Company and the special committee, which include fees related to the litigation arising from the going-private proposal and fees associated with the special committee evaluation of the going-private proposal, and $43,000 for the amortization of an intangible asset acquired in the March 31, 2003 acquisition of CPCS. The Company expects that the costs associated with the going-private proposal will continue and may increase significantly in the third quarter of 2003 as the proposal is evaluated, which may result in, or contribute to, a loss during that quarter. The Company continues to maintain tight controls on its operational spending. However, the Company’s corporate headquarters move during the third quarter of 2003 may increase expenses by up to $250,000. As a percent of sales, SG&A was 9.1% for the quarter ended June 30, 2003, flat compared to the second quarter of 2002, and down sequentially from 10.3% in the first quarter of 2003.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising increased to $2.3 million in the three month period ended June 30, 2003 from $455,000 in the comparable 2002 period. This increase is primarily due to the Company’s adoption of EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $1.7 million of vendor consideration as a reduction to cost of sales in the second quarter of 2003 rather than as an offset to advertising expense as in prior periods. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising revenue received from the Company’s vendors.

Other Income/Expense. Other expense was $103,000 for the quarter ended June 30, 2003 compared to other expense of $1,000 in the second quarter of 2002. The change was primarily due to an increase in interest expense incurred in the second quarter of 2003 compared with the same period of 2002.

Provision/Benefit for Income Taxes. The benefit for income taxes for the quarter ended June 30, 2003 was $190,000 as compared to a provision of $234,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income (loss) before taxes was 60.3% for the quarter ended June 30, 2003 compared to 38.6% for the quarter ended June 30, 2002. The tax rate for the three months ended June 30, 2003 was impacted by the Company’s change in estimate of the annual taxable income.

Net Income/Loss. Net loss for the quarter ended June 30, 2003 was $125,000 compared to net income of $373,000 in the second quarter of 2002. Basic and diluted loss per share was $0.01 for the quarter ended June 30, 2003 and basic and diluted earnings per share was $0.03 in the second quarter of 2002.

Comparison of Six Month Periods Ended June 30, 2003 and 2002

Net Sales. Consolidated net sales for the six months ended June 30, 2002 increased 4.9% to $ 217.7 million compared to $207.6 million in the comparable period of 2002. The increase in sales resulted primarily from the impact of the March 31, 2003 acquisition of CPCS. CPCS net sales for the three months ended June 30, 2003 were $18.1 million. The Company’s net sales for the six months ended June 30, 2003 excluding CPCS were $199.7 million, a 3.8% decline from the same period of the prior year. The decrease in sales resulted primarily from the impact of the sluggish economy that has reduced IT spending by businesses, as well as a decline in sales to a major customer, which decreased 16.9% to $31.1 million for the six months ended June 30, 2003 compared to $37.5 million in the same period of 2002. Consolidated outbound sales to the SMB, enterprise and government and education accounts increased 11.4% to $194.8 million in the first half of 2003 from $174.9 million in the first half of 2002. As a result of the Company’s decision to begin collecting sales tax in the States of California and Missouri during the first quarter of 2003, sales by the Company’s Mac division decreased 30.1% to $22.9 million for the six months ended June 30, 2003 compared to $32.8 million in the comparable period of 2002. The decline in sales from the Mac division was also impacted by increased competition and fewer product introductions during the quarter.

Gross Profit. Consolidated gross profit increased to $23.3 million for the six months ended June 30, 2003, compared to $21.4 million in the comparable period of 2002. Gross profit as a percentage of net sales increased to 10.7% in the first half of 2003 compared to 10.3% in the first half of 2002. Gross profit margins for the first half of 2003 were impacted by the Company’s January 1, 2003 adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $2.2 million of vendor consideration as a reduction to cost of sales in the first half of 2003. Excluding the impact of EITF 02-16, the gross profit margin would have declined to 9.7% for the second quarter of 2003. This percentage is a non-GAAP measure that is being presented for comparison purposes only as the adoption of EITF 02-16 did not impact prior year gross profit margins. The decline in comparable gross profit margins is primarily due to changes in vendor programs and a shift in customer mix. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $21.1 million for the six months ended June 30, 2003 compared to $20.0 million in the six months ended June 30, 2002. The Company committed resources and invested $648,000 in the hiring and training of new account executives during the first half of 2003. Additionally, the increase included $127,000 for legal counsel fees for the Company and the special committee, which include fees related to the litigation arising from the going-private proposal and fees associated with the special committee evaluation of the going-private proposal, and $43,000 for the amortization of an intangible asset acquired in the March 31, 2003 acquisition of CPCS. The Company continues to maintain tight controls on its discretionary spending. As a percent of sales, SG&A was 9.7% for the six months ended June 30, 2003 compared to 9.6% for the comparable period of 2002.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising increased to $3.5 million in the six month period ended June 30, 2003 from $657,000 in the comparable 2002 period. This increase is primarily due to the Company’s adoption of EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $2.2 million of vendor consideration as a reduction to cost of sales in the first half of 2003 rather than as an offset to advertising expense as in prior periods. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising revenue received from the Company’s vendors.

Other Income/Expense. Other expense was $95,000 for the six months ended June 30, 2003 compared to other income of $13,000 in the six months ended June 30, 2002. The change was primarily due to an increase in interest expense incurred in 2003 compared with the same period of 2002.

Provision/Benefit for Income Taxes. The benefit for income taxes for the six months ended June 30, 2003 was $588,000 as compared to a provision of $287,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income (loss) before taxes was 43.2% for the six months ended June 30, 2003 compared to 38.7% for the six months ended June 30, 2002.

Net Income/Loss. Net loss for the six months ended June 30, 2003 was $770,000 compared to net income of $454,000 in the comparable period of 2002. Basic and diluted loss per share were $0.06 for the six months ended June 30, 2003 and basic and diluted earnings per share was $0.03 for the six months ended June 30, 2002.

Trends

The Company’s second quarter 2003 operating results were positively impacted by the inclusion of operating results for CPCS, which was acquired on March 31, 2003. CPCS has historically been a profitable company with a successful management team. The Company believes that future contributions by CPCS will help mitigate the weakness in sales being experienced in the current economic environment. However, the Company remains cautious about the remainder of 2003 due to the persistence of sluggish economic activity, and in particular the depressed IT spending levels. Although the Company’s net sales may decline or increase slightly during the balance of 2003 in relation to historical patterns, the Company believes it is in a position to leverage its existing infrastructure to take advantage of any up-tick in IT spending. In anticipation of a continued static environment, the Company is focusing on the key elements of its business: diversification of sales, improvement in gross profit margin, and continued control of discretionary expenses.

The Company markets its products across several sectors to drive sales growth, while striving to become one of the leading business to business direct marketing resellers of IT infrastructure solutions.

•	Its outbound sales force, in conjunction with the small business group, actively pursues the small to medium sized business customer. The small business group is the training ground for less tenured account executives. The Company began an aggressive investment in new account executives in the second half of 2002, and continued hiring during the first half of 2003. Subject to current market conditions, the Company will continue to invest in the business by hiring and training additional account executives as circumstances allow in future quarters.

•	The Company is building a niche in the enterprise business arena, and believes it is in a position to fulfill enterprise business level needs efficiently and profitably. Sales through CPCS and the Company’s enterprise divisions, excluding sales to a major customer, increased 203.4% to $42.5 million compared to the second quarter 2002, and increased 61.6% sequentially from the first quarter of 2003.

•	The Company believes it has growth potential in its Public Sector division and it is pursuing education, state and local government initiatives.

•	The Company’s Mac sales division is supported by a loyal customer base. During 2003, the Company has seen declines in its Mac sales division due to its decision to begin collecting sales tax in the States of California and Missouri, as well as increased competition, including manufacturer direct initiatives and fewer product introductions. The Company continues to market Mac platform products to its customers through the Mac Zone and a dedicated website, maczone.com.

The economic downturn in the IT market, concurrent with vendor programs that continue to be refined, has led to an intense focus on the key drivers of gross profit margin. This focus has led to several initiatives intended to grow the Company’s gross profit margin percentage. The initiatives are driven by several factors including: product mix and related vendor programs, attach rates, freight, purchasing power, account executive education, pricing strategies as well as taking advantage of early pay discounts. Gross profit margins will continue to vary based on each of these factors. The Company may continue experiencing pricing pressures in pursuit of increasing its market share.

During the first quarter of 2003, the Company adopted EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $1.7 million and $2.2 million of vendor consideration as a reduction to cost of sales in the second quarter of 2003 and the six months ended June 30, 2003, respectively, rather than as an offset to advertising expense as in prior periods. The adoption of this issue had no impact on net income (loss) from operations, shareholders equity or cash flows of the Company. EITF 02-16 only impacts contracts signed or revised on or after January 1, 2003. As new contracts are signed, or existing contracts are modified, there may be a shift towards increased gross profit margins and a concurrent growth in the net cost of advertising. Vendor allowances will vary on a quarterly basis due to changes in vendor programs.

The Company constantly reviews all internal processes in an effort to create efficiencies and maintain tight controls over all discretionary expenses, including advertising expenses, which has been a focal point for the past several quarters due to the existing economic conditions. The Company has seen increased scrutiny and costs associated with being a public company. It anticipates total SG&A costs to continue to rise due to these increasing costs. SG&A will also by impacted by the Company’s investment in the hiring and training of new account executives. The Company believes that the costs associated with the investment in additional headcount will narrow in future quarters as the account executives mature and become increasingly productive. The Company expects that the costs associated with legal counsel for both the Company and the special committee, which includes fees related to the litigation arising from the going-private proposal and fees for evaluating the going private proposal received during the second quarter, will continue in the third quarter. This may result in, or contribute to, a loss during the third quarter of 2003. Additionally, the Company’s corporate headquarters move during the third quarter of 2003 may increase expenses up to $250,000.

During the second quarter of 2003, the Company received a proposal from an investor group led by its President and CEO, Firoz Lalji, to acquire all Zones common shares not owned by the investor group for a cash price of $1.00 per share. The investor group currently controls a majority of the Company’s outstanding common stock. The Company’s Board of Directors has appointed a special committee of directors unaffiliated with the investor group to review this proposal with the assistance of independent financial and legal advisors.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of June 30, 2003, the Company had total assets of $88.7 million, of which $74.0 million were current assets. At June 30, 2003 and December 31, 2002 the Company had cash and cash equivalents of $1.8 million and $9.0 million, respectively. The Company utilized its cash position to aggressively take advantage of favorable discount terms offered by certain vendors. The Company’s accounts receivable days outstanding increased to 45 days at June 30, 2003 compared to 43 days at December 31, 2002. The Company’s working capital was $17.3 million and $20.6 million at June 30, 2003 and December 31, 2002, respectively. The decline in working capital is primarily due to the March 31, 2003 acquisition of CPCS.

Net cash used by operating activities was $7.6 million for the six months ended June 30, 2003 compared to cash used by operating activities of $13.7 million for the six months ended June 30, 2002. Cash outflows for the three months ended June 30, 2003 were primarily due to increases in accounts receivable and significant decreases in accounts payable. At June 30, 2003, accounts receivable increased $1.5 million and accounts payable decreased $7.4 million, net of $2.6 million of cash overdraft from December 31, 2002.

Cash outlays for capital expenditures were $383,000 and $1.0 million in the six months ended June 30, 2003 and 2002, respectively. These expenditures were primarily for continued improvement, and other enhancements, of the Company’s information systems. The Company will continue to upgrade its internal information systems as a means to increase operational efficiencies. Also, the Company’s corporate headquarters move in the third quarter of 2003 may require tenant improvements above those in the allowance. Currently, the Company anticipates capital expenditures up to $450,000, which will be mitigated by a years’ free rent at the new facilities. Based on historical payment expenditures, the free rent is a cash savings of $1.7 million. Additionally, payments for the acquisition of CPCS, net of cash acquired, were $3.7 million for the period ending June 30, 2003.

At June 30, 2003, the Company had $40.0 million available under a secured line of credit with a major financial institution. The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility expires on November 26, 2004. The working capital and inventory advances bear interest at a rate of Prime + 0.50%. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date. The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At June 30, 2003, the Company was compliant with all covenants of this facility. At June 30, 2003, $4.2 million of working capital advances were outstanding and accounts payable of $12.1 million was owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs for at least the next 12 months at its current revenue and expense levels. However, if the Company’s future revenues decline below the current level, or if working capital erodes and other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments as of June 30, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt (a)	$2,500	$833	$1,667
Capital Leases (b)	86	86
Operating Leases (c)	12,189	684	2,096	2,164	7,245

Grand Totals	$14,775	$1,603	$3,763	$2,164	$7,245

(a)	Long-term debt reflects the notes payable recorded in connection to the Company’s March 31, 2003 acquisition of CPCS.

(b)	Represents the Company’s commitments under capital leases.

(c)	Represents the Company’s commitments under operating leases and are associated with contracts that expire at various times.

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

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

Part II.

Item 1. Legal Proceedings

Various claims and actions of a type commonly encountered in the Company's industry have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company's financial position or results of operations.

On November 21, 2002, the Washington State Department of Revenue (the “Department”) issued a final determination regarding the Company’s state tax returns for the years 1996, 1997, 1998 and 1999. The Department upheld the auditor’s assessment of business and occupation tax on certain expense reimbursements the Company received from vendors during the audit period. The Company petitioned the Department for a reconsideration of its determination, which stayed the payment of the assessment until the petition for reconsideration is resolved. However, as a result of the determination by the Department, the Company recorded a charge of $2.1 million during the fourth quarter of 2002. The Company intends to pursue all of its appeal rights, but there can be no assurance that the Company will be successful, in whole or in part, in challenging the determination. Additionally, the Department may also make a similar assessment for all future periods after 1999. The Company has fully reserved against the possibility of a similar assessment for the periods after 1999.

The Company has been named as a defendant in Massachusetts Institute of Technology, et al. v. Abacus Software, Inc., et al., which is pending in the U.S. District Court for the Eastern District of Texas, Texarkana Division, Case No. 501-CV-344. Plaintiffs allege that scanners and digital cameras manufactured by other entities and sold by the Company infringe on United States Patent No. 4,500,919, a patent assigned to plaintiff Massachusetts Institute of Technology and licensed to co-plaintiff Electronics for Imaging, Inc. The Company has retained counsel to defend its interests in this action and believes that it has strong defenses to plaintiffs' claims, including defenses as to the validity of the patent and as to patent marking issues. The Company is one of 214 original defendants sued in this patent infringement action. The case is in its infancy and the parties have only recently exchanged their initial disclosures. The Company does not believe that the claims will have a material adverse effect on its business, financial position, cash flows or results of operations; however, it is not yet possible to accurately assess the extent of its exposure to such claims.

On May 21, 2003, a class action lawsuit was filed against Zones, Inc. (the “Company”) and each of its directors in King County Superior Court in Seattle, Washington, civil action no. 03-2-26485-7KNT, in response to the Company's receipt of a proposal from an investor group led by the Company's President and CEO, Firoz Lalji, to acquire all of the Company's shares not owned by the investor group for a cash price of $1.00 per share, and the Board of Directors' intention to appoint a special committee of directors unaffiliated with the investor group to review the proposal with the assistance of financial and legal advisors. The plaintiff alleges that the directors of the Company cannot protect the public shareholders and have breached their fiduciary duties to the Company and its shareholders. The Company intends to defend the action vigorously.

Item 4. Submission of Matters to a vote of Security Holders

(a)	The Company held its annual meeting of shareholders on April 24, 2003.

(b)	Four matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1. Election of Directors

Nominee	Votes For	Against	Withheld

John H. Bauer	11,242,855		879,925
John T. Carleton	11,136,755		986,025
Firoz H. Lalji	11,242,505		880,275
Kathleen S. Pushor	11,241,955		880,825
Richard E. Carter	11,150,505		972,275

2. Ratification of Appointment of Auditors

Votes For	Votes Against	Abstentions

12,097,567	20,703	4,510

3. Amend the Company’s 1996 ESPP

Votes For	Votes Against	Abstentions

8,536,552	176,278	8,130

4. Approval of the Company’s 2003 Equity Incentive Plan

Votes For	Votes Against	Abstentions

7,616,280	1,094,770	9,910

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
2.1	Stock Purchase Agreement, dated March 31, 2003, by and among Zones, Inc. and Corporate PC Source, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declaration of Trust dated September 17, 1997, and Daniel Frauenheim.		8-K	2.1	000-28488	4/3/03
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
10.1	Amended and Restated Loan and Security Agreement dated April 11, 2003 between Zones, Inc, Corporate PC Source, Inc. and Transamerica Commercial Finance Corporation	X
10.2	Office lease dated June 9, 2003 between Zones, Inc and the Boeing Company	X
10.3	Amendment of 1996 Employee Stock Purchase Plan	X
10.4	Unsecured, Subordinated Promissory Note	X
10.5	Unsecured, Subordinated Convertible Promissory Note	X

(b)           Reports on Form 8-K

On April 3, 2003, the Company filed a report on form 8-K containing the Company’s press release regarding its March 31, 2003 acquisition of Corporate PC Source, Inc.

On April 25, 2003, the Company filed a report on form 8-K containing the Company’s press release regarding its second quarter 2003 results from operations.

On May 21, 2003, the Company filed a report on form 8-K containing the Company’s press release announcing that it had received a proposal from an investor group led by the Company's President and CEO, Firoz Lalji, to acquire all Zones common shares not owned by the investor group for a cash price of $1.00 per share.

On May 30, 2003, the Company filed a report on form 8-K disclosing that a class action lawsuit had been filed against Zones, Inc. and each of its directors in King County Superior Court in Seattle, in response to the Company's receipt of a proposal from an investor group led by the Company's President and CEO, Firoz Lalji, to acquire all of the Company's shares not owned by the investor group for a cash price of $1.00 per share, and the Board of Directors' intention to appoint a special committee of directors unaffiliated with the investor group to review the proposal with the assistance of financial and legal advisors.

On June 13, 2003, the Company filed a report on form  8-K amending the form 8-K filed on April 3, 2003 regarding its acquisition of Corporate PC Source, Inc.  This amended form 8-K provided financial and pr-forma information not available at the March 31, 2003 acquisition date.

On June 23, 2003, the Company filed a report on form 8-K to disclose that it had signed a ten-year lease with Boeing Realty Corp. The lease is for approximately 105,000 square feet in Auburn, Washington and will be the Company's corporate headquarters.  The Company also reported that it received confirmation from the Nasdaq Stock Market, Inc. that the closing bid price of the Company's common stock had been at $1.00 per share or greater for at least 10 consecutive trading days. Accordingly, Zones has regained compliance with Nasdaq's minimum bid price per share ($1.00) requirement for continued listing on the Nasdaq National Market.

No other Reports on Form 8-K were filed during the quarter ended June 30, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:

Zones, Inc.

Date: August 13, 2003

By:	/S/ FIROZ H. LALJI

Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN

Ronald P. McFadden, Chief Financial Officer

