Form 10-Q
period 2003-09-30
ZONES INC
filed 2003-11-14
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

    [ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

OR

    [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
               FROM__________TO __________

Commission File Number     0-28488

ZONES, INC
(Exact name of registrant as specified in its charter)

Washington (State of Incorporation)	91-1431894 (I.R.S. Employer Identification Number)

1102 15th Street SW, Suite 102 Auburn, Washington (Address of Principal Executive Offices)	98001-6509 (Zip Code)

(253) 205-3000 (Registrant’s Telephone Number,Including Area Code)

707 South Grady Way Renton, Washington (Former Address of Principal Executive Offices)	98055-3233 (Former Zip Code)

(425) 430-3000 (Registrant’s Former TelephoneNumber, Including Area Code)

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

Yes  X     No

The number of shares of the registrant’s Common Stock outstanding as of November 11, 2003 was 13,654,371.

ZONES, INC. INDEX

Part I.

Item 1.  Financial Statements

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	September 30, 2003	December 31, 2002

ASSETS
Current assets:
Cash and cash equivalents	$1,617	$9,048
Receivables, net	57,504	45,368
Inventories, net	12,692	11,273
Prepaid expenses	1,185	1,239
Deferred tax asset	2,536	2,515

Total current assets	75,534	69,443
Property and equipment, net	4,527	5,565
Goodwill	4,075
Deferred tax asset	5,364	4,771
Other assets	261	173

Total assets	$89,761	$79,952

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,385	$38,453
Accrued liabilities	10,754	9,960
Line of credit	3,514
Current portion of capital lease obligations	30	226
Current portion of deferred rent obligations		216
Notes payable	833

Total current liabilities	57,516	48,855
Notes Payable	1,667
Deferred Rent	85

Total liabilities	59,268	48,855

Commitments and contingencies
Shareholders' equity:
Common stock	39,586	39,554
Accumulated deficit	(9,093)	(8,457)

Total shareholders' equity	30,493	31,097

Total liabilities and shareholders' equity	$89,761	$79,952

See notes to consolidated financial statements 3 ZONES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net sales	$112,697	$102,365	$330,436	$309,984
Cost of sales	99,224	91,595	293,685	277,840

Gross profit	13,473	10,770	36,751	32,144
Selling, general and administrative	11,149	10,145	32,238	30,135
Advertising expenses, net	1,856	411	5,308	1,067

Income (loss) from operations	468	214	(795)	942

Interest expense	118	22	236	79
Other (income) expense, net	23	(19)		(88)

Other (income) expense	141	3	236	(9)

Income (loss) before taxes	327	211	(1,031)	951
Provision (benefit) for income taxes	193	87	(395)	374

Net income (loss)	$134	$124	$(636)	$577

Basic earnings (loss) per share	$0.01	$0.01	$(0.05)	$0.04

Shares used in computing basic earnings
(loss) per share	13,623	13,594	13,625	13,580
Diluted earnings (loss) per share	$0.01	$0.01	$(0.05)	$0.04

Shares used in computing diluted earnings
(loss) per share	13,721	13,705	13,625	13,659
See notes to consolidated financial statements 4 ZONES, INC. STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except share data) (unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2003	13,609,956	$39,554	$(8,457)	$31,097
Issuance of common stock	44,415	32		32
Net loss			(636)	(636)

Balance, September 30, 2003	13,654,371	$39,586	$(9,093)	$30,493

See notes to consolidated financial statements 5 ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Nine months ended September 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$(636)	$577
Adjustments to reconcile net income to net
cash provided by (used in) operating activities:
Depreciation and amortization	2,527	2,815
Deferred income taxes	(375)	373
Loss on disposal of assets		14
Changes in assets and liabilities:
Receivables, net	(2,840)	(1,656)
Inventories, net	445	4,813
Prepaid expenses and other assets	89	(75)
Accounts payable	(3,659)	(7,037)
Accrued and other liabilities	(570)	(892)

Net cash used in operating activities	(5,019)	(1,068)
Cash flows from investing activities:
Payment for acquisition, net of cash acquired	(3,716)
Purchases of property and equipment	(1,097)	(1,271)

Net cash used in investing activities	(4,813)	(1,271)
Cash flows from financing activities:
Net borrowing under line of credit arrangement	1,333
Net change in book overdraft	1,233	460
Net proceeds from sale of common stock	32	41
Payments on capital leases	(197)	(1,093)

Net cash provided by (used in) financing activities	2,401	(592)
Net decrease in cash and cash equivalents	(7,431)	(2,931)
Cash and cash equivalents at beginning of period	9,048	12,141

Cash and cash equivalents at end of period	$1,617	$9,210

Non-cash investing and financing activity:
Note payable for acquisition of CPCS	$2,500

See notes to consolidated financial statements

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1. Description of Business

Zones, Inc. (the “Company”) and its subsidiaries are single-source direct marketing resellers of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts, while supporting their legacy Mac customers through an inbound call center promoted by circulation of the Mac Zone catalog and a dedicated website. Zones sells through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Microsoft, Sony and Toshiba.

The Company was incorporated in November 1988 as a Washington corporation. The Company’s headquarters are located in Auburn, Washington. Buying information is available at http://www.zones.com, or by calling 800-258-2088. The Company’s investor relations information can be accessed online at www.zones.com/IR.

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

Goodwill
In accordance with SFAS No. 142,“Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists.

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

	Three months ended September 30,
	2003 2002
Net income - as reported	$134	$124
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all
awards, net of tax	(56)	(121)

Net income - pro forma	$78	$3

Basic and diluted income per share - as reported	$0.01	$0.01
Basic and diluted income per share - pro forma	$0.01	$0.00

	Nine months ended September 30,
	2003 2002
Net income (loss) - as reported	$(636)	$577
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all
awards, net of tax	(232)	(428)

Net income (loss) - pro forma	$(868)	$149

Basic and diluted income (loss) per share - as reported	$(0.05)	$0.04
Basic and diluted income (loss) per share - pro forma	$(0.06)	$0.01

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively: expected volatility of 214% and 238%; risk-free interest rate of 2.87% and 4.08%; and expected lives of 4 years.

For the three months ended September 30, 2003, 12,879 shares were purchased under the ESPP. The weighted-average fair value at date of grant was $0.55 for the option value of the shares of common stock issued during the three months ended September 30, 2003 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0.0%, (ii) expected volatility rate of 84.0%, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 0.9%.

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).” This statement requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of SFAS 146 are effective for exit and disposal activities initiated after December 31, 2002. The adoption of SFAS 146 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS 150 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

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

FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, was issued on January 17, 2003. FIN 46 provides guidance on the identification and consolidation of entities (termed “variable interest entities”) for which control is achieved by means other than through voting rights. On October 9, 2003, the FASB issued a Staff Position to defer the application of FIN 46 for variable interest entities existing prior to February 1, 2003 until the end of the first interim or annual period ending after December 15, 2003. Management does not believe that the application of FIN 46 will have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. The Company adopted the provisions of this issue for all agreements modified or entered into on or after January 1, 2003. The adoption of this issue resulted in the reclassification of certain amounts historically classified as a reduction of advertising expense to a reduction of cost of sales on a prospective basis. The adoption of this issue had no impact on the Company’s net income (loss) from operations, shareholder’s equity or cash flows. The following table gives pro-forma information as if this issue had been implemented for all periods presented. The non-GAAP information for the three and nine months ended September 30, 2003 is presented for comparison purposes only (in thousands):

	Three months ended September 30, 2003
	Pro-Forma	EITF 02-16	As Reported

Cost of sales	$100,871	$(1,647)	$99,224
Gross Profit	$11,826	$1,647	$13,473
Advertising expenses, net	$209	$1,647	$1,856

	Three months ended September 30, 2002
	As Reported	EITF 02-16	Pro-Forma

Cost of sales	$91,595	$(1,837)	$89,758
Gross Profit	$10,770	$1,837	$12,607
Advertising expenses, net	$411	$1,837	$2,248

	Nine months ended September 30, 2003
	Pro-Forma	EITF 02-16	As Reported

Cost of sales	$297,551	$(3,866)	$293,685
Gross Profit	$32,885	$3,866	$36,751
Advertising expenses, net	$1,442	$3,866	$5,308

	Nine months ended September 30, 2002
	As Reported	EITF 02-16	Pro-Forma

Cost of sales	$277,840	$(3,980)	$273,860
Gross Profit	$32,144	$3,980	$36,124
Advertising expenses, net	$1,067	$3,980	$5,047

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

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Basic earnings per share:

Income available to common shareholders	$134	$124	$(636)	$577

Weighted average shares outstanding	13,623	13,594	13,625	13,580

Basic earnings per share	$0.01	$0.01	$(0.05)	$0.04

Diluted earnings per share:

Net income (loss)	$134	$124	$(636)	$577

Weighted average shares outstanding	13,623	13,594	13,625	13,580

Stock options	98	111		79

Total common shares and dilutive securities	13,721	13,705	13,625	13,659

Diluted earnings per share	$0.01	$0.01	$(0.05)	$0.04

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

The Company is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small to medium sized businesses, enterprise, and the public sector markets. The Company had previously used a single segment approach to financial disclosure. However, the Company’s decision makers view the subsidiary activities of Corporate PC Source, Inc. (“CPCS”) separately for internal reporting. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company allocates resources to, and evaluates performance of, its segments based on both sales and operating income. Inter-segment transactions are eliminated in consolidation. The Company has not disclosed segment information for the nine months ended September 30, 2003, or the comparative prior year information as it acquired its subsidiary on March 31, 2003.

A summary of the Company’s operations by segment follows (in thousands):

	Three months ended September 30, 2003 (unaudited)
	Zones	CPCS	Elimination's	Consolidated

External customer sales	$93,479	$19,218		$112,697
Transfer between segments	196	27	$(223)	--

Total net sales	$93,675	$19,245	$(223)	$112,697

Depreciation and amortization	$819	$62		$881
Income from operations	$39	$429		$468
Net interest income and other expense				$(141)
Income before income taxes				$327

Total assets	$78,970	$10,791		$89,761

	Nine months ended September 30, 2003 (unaudited)
	Zones	CPCS (a)	Elimination's	Consolidated

External customer sales	$293,155	$37,281		$330,436
Transfer between segments	864	29	$(893)	--

Total net sales	$294,019	$37,310	$(893)	$330,436

Depreciation and amortization	$2,402	$125		$2,527
Income (loss) from operations	$(1,601)	$806		$(795)
Net interest income and other expense				$(236)
Income (loss) before income taxes				$(1,031)

Total assets	$78,970	$10,791		$89,761

(a)     The nine months ended September 30, 2003 results for CPCS are only for the six month period between April 1, 2003 and September 30, 2003 as it was acquired on March 31, 2003.

Substantially all of the Company’s net sales for the three and nine months ended September 30, 2003 were made to customers located in the United States. All of the Company’s assets at September 30, 2003 and December 31, 2002 were located within the United States. Sales to one of the Company’s customers represented 5.8% and 11.4% of total sales for the three and nine months ended September 30, 2003. Net sales to this customer were $6.6 million and $37.7 million for three and nine months ended September 30, 2003, compared to $10.8 million and $48.3 million for three and nine months ended September 30, 2002. The Company’s contract with this customer expired in June 2003, and the Company expects future sales to this customer to be significantly lower.

6. Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS. The acquisition of CPCS extends the Company’s reach into the mid-west and eastern United States Fortune 2000 customers.

Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Under the terms of the SPA, at closing the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principle amount of $2,500,000: $2,250,000 non-convertible notes, $250,000 convertible notes. Each non-convertible note has a three year term, with interest paid quarterly, and one third of the principal amount due and payable at the end of each of the earn-out periods, which occurs annually on the transaction date. Each convertible note has a three year term and one-third of the amount payable at the end of each of the earn-out periods may at any time before the payment thereof, at the option of the prior shareholders, be converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds were the source of the funds used for the cash portion of the purchase price. The notes shall bear interest at the rate the Company pays to its primary lender less ¼%. At September 30, 2003 the rate was 4.75%. In addition, the notes are subject to reduction for failure to reach a threshold of earnings before income tax, depreciation and amortization, or EBITDA, which could adjust the purchase price in the future. The Company will measure the EBITDA thresholds annually on March 31st; the transaction date.

Additionally, the SPA contains a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA. The former shareholders of CPCS will receive a percentage of earnings each year on an escalating scale based on the applicable EBITDA threshold. The Company will measure the EBITDA thresholds annually on March 31st; the transaction date. The additional earn-out payments will be accounted for as future purchase price adjustments under the SPA.

CPCS’s results of operations are included in the Company’s consolidated financial statements only for the periods after the date of closing, March 31, 2003.

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

	Three months ended September 30, 2003
	Zones	CPCS	Elimination's	Consolidated

Net sales	$93,675	$19,245	$(223)	$112,697
Net income (loss)	$(160)	$294		$134
Earnings per share:
Basic				$0.01
Diluted				$0.01

	Three months ended September 30, 2002
	Zones	CPCS	Consolidated

Net sales	$102,365	$25,778	$128,143
Net income	$124	$499	$623
Earnings per share:
Basic			$0.05
Diluted			$0.05

	Nine months ended September 30, 2003
	Zones	CPCS		Consolidated

Net sales	$294,019	$61,320	$(893)	$354,446
Net income (loss)	$(1,081)	$880		$(201)
Earnings per share:
Basic				$(0.01)
Diluted				$(0.01)

	Nine months ended September 30, 2002
	Zones	CPCS	Consolidated

Net sales	$309,984	$67,784	$379,768
Net income	$577	$1,652	$2,229
Earnings per share:
Basic			$0.16
Diluted			$0.16

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

No Assurance of Future Profitability. The Company has not been profitable in any of the last three fiscal years or during the first nine months of 2003. In addition, the Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of enterprise customers, the level of corporate investment in new IT related capital equipment, industry announcements of new products or upgrades, industry consolidation and general economic conditions. Although the Company has taken a number of steps to reduce costs, such as by reducing redundant headcount and obtaining a more favorable facilities lease, there is no assurance that the Company will be able to identify or achieve additional cost savings or to return to profitability on a consistent basis.

No Assurance as to Sales Levels. There is no assurance that the Company will be able to sustain its current sales levels. Sales may decline for any number of reasons, such as a continued decline in corporate investment in new IT-related equipment, increased competition, changes in customers’ buying habits, the loss of significant customers, changes in the selection of products available for resale by the Company, or general economic conditions. Sales by the Company’s traditional business units have declined over the past year, excluding the incremental sales due to the March 31, 2003 CPCS acquisition. A further decline in sales levels could adversely affect the Company’s business, financial condition, cash flows or results of operations.

Major Customer. The Company’s contract with a major customer expired in June 2003. Sales to this customer represented 5.8% and 10.6% of total sales for the three months ended September 30, 2003 and 2002. Net sales to this customer were $6.6 million for the quarter ended September 30, 2003, compared to $10.8 million for the quarter ended September 30, 2002. While the Company may continue to receive some level of business from this customer, net sales to this customer have declined significantly. There are no assurances that the Company will be able to replace these sales with increased sales to other enterprise or SMB customers.

Risk Associated with CPCS. On March 31, 2003, the Company acquired all of the outstanding shares of capital stock of CPCS, an Illinois-based computer products reseller. The Company paid the shareholders of CPCS $4,881,000 in cash and issued $2,500,000 of notes payable. The purchase price of CPCS was based in part on the historical financial results of CPCS’s operations, and also included an earn-out feature based upon CPCS’s post-acquisition performance. There is no assurance that CPCS’s future sales and profitability will equal or exceed its historical results. In addition, there are risks associated with the acquisition and the resulting change of control of CPCS, including, but not limited to, the potential loss of customers or key employees of CPCS, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Vendor Support. The Company has a variety of relationships with its vendors that have in the past contributed significantly to profit margins. For example, certain product manufacturers and distributors provide the Company with incentives in the form of rebates, volume incentive rebates, discounts and trade allowances. In addition, many of the Company’s vendors provide the Company with cooperative advertising funds, which reimburse the Company for expenses associated with specific forms of advertising. Industry-wide, manufacturers, distributors and vendors have been reducing these incentives and curtailing these programs. If these forms of vendor support decline further, or if the Company is otherwise unable to take advantage of continuing vendor support programs, or if the Company fails to manage the complexity of these programs, the Company’s business, financial condition, cash flows or results of operations could be adversely affected.

Account Executive Hiring and Productivity. The Company intends to continue to recruit account executives. The Company hopes to hire approximately 20 new account executives each month. There are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time. The productivity of account executives has historically been closely correlated with tenure. If the Company does not retain the account executive, there can be no assurances of increasing average tenure or increased productivity, or that if the Company does retain the account executive, there are not assurances that they will become productive at historical levels. Additionally, the Company’s account executives in the past have been the subject of aggressive hiring by competitors.

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees have increased as a result of increased disclosure requirements and the need to comply with new corporate governance requirements under the Sarbanes-Oxley Act as well as SEC regulations and Nasdaq rules. Additionally, independent accountant audit fees have increased, and are expected to increase even more as requirements associated with corporate governance become effective. These increasing costs may have an adverse affect on the ability of the Company to restore and maintain profitability.

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

Competition.     The computer products industry is highly competitive. The Company believes that product selection, availability and price are the three most important competitive factors. The Company competes with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and PC Mall, Inc. The Company also competes with product manufacturers, such as Apple, Dell, Hewlett Packard and IBM, which sell direct to end-users; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of the Company’s competitors compete principally on the basis of price and have lower costs than the Company. The Company believes that competition may intensify in the future due to market conditions and consolidation. In the future, the Company may face fewer, but larger and better-financed competitors as a consequence of such consolidation. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

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

State Tax Uncertainties. The Company collects and remits sales use tax in states in which it is registered and/or has a physical presence. Various states have sought to require the collection of state and local sales taxes on the sales of products shipped to the taxing jurisdiction’s residents by direct marketing resellers. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity that might give rise to future or past tax collection obligations based on that Supreme Court case. Many states do aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on sales into states in which it has no presence and potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Also, the Company has petitioned the Washington State Department of Revenue for reconsideration of its determination regarding the Company’s tax returns for the years 1996, 1997, 1998 and 1999. The Company recorded a charge for this determination of $2.1 million in the fourth quarter of 2002, and may have to pay this amount, plus interest, if the petition is denied. The Department may also make a similar assessment for all future periods after 1999. The Company has fully reserved against the possibility of a similar assessment for the periods after 1999.

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

Potential Disruption of Business From Information Systems Failure. The Company’s operations are dependent on the reliability of its information, telecommunication, and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption of the Company’s information systems, Internet or telecommunication systems could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract that expired in August 2003. The contract was extended to November 2003 to finalize negotiations. The Company does not anticipate any substantive changes or issues with the renewable contract. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company’s business, financial condition, and results of operations. Certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Potential Increases in Postage, Shipping and Paper Costs. Postage and shipping costs, as well as the cost of paper for the Company’s catalogs, are significant expenses in the operation of the Company’s business. The Company generally mails its catalogs through the U.S. Postal Service. Any future increases in postage, shipping rates or paper costs could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and should be read in conjunction with its summary of significant accounting policies (see Note 2 of the Company’s Notes to Consolidated Financial Statements). Additionally, during the first quarter of 2003, the Company adopted EITF 02-16 Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $1.6 million and $3.9 million of vendor consideration as a reduction to cost of sales in the three and nine months ended September 30, 2003, respectively, that offset advertising expense in prior periods.

The Company’s critical accounting policies are as follows:

  Revenue recognition
  Valuation of current assets and estimating market inventory obsolescence
  Accounting for income taxes
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
The Company uses significant judgment and estimates in the preparation of its financial statements that affect the carrying values of its assets and liabilities., The Company evaluates its estimates on an on-going basis.

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

The Company maintains a valuation allowance for potentially uncollectible amounts due from its vendors which arise from product returns, standard vendor price protection programs and vendor rebate programs. Amounts received from vendors may vary from amounts recorded based on the difference between the current market price of a product returned and its acquisition price or the denial of price protection or vendor rebates due to noncompliance with specific attributes of the vendor programs. The Company regularly reviews its vendor receivables and provides a valuation allowance based on historical collections and the comparison of amounts recorded versus subsequently received.

The Company records inventory at lower of FIFO cost or market. It estimates the amount of unmarketable inventory based on the difference between the cost of the inventory and the market value, which is based on assumptions of market demand, current market conditions, most recent actual sales prices and age and condition of products.

Accounting for income taxes.
The Company is required to estimate income taxes in the jurisdiction in which it operates. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies. The Company exercised judgment as of September 30, 2003 and did not provide a valuation allowance against its deferred tax asset believing that it is more likely than not that future taxable income and tax planning will be sufficient to recover the deferred tax asset. However, the guidelines provided by SFAS 109 are stringent and if the Company is unable to provide positive evidence that the deferred tax asset is recoverable, it will be required to provide a valuation allowance against the deferred tax asset. If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the Consolidated Statement of Operations. At September 30, 2003, the Company had $8.0 million in aggregate deferred tax assets.

Goodwill
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.1	89.5	88.8	89.6

Gross profit	11.9	10.5	11.2	10.4
Selling, general and administrative expenses	9.9	9.9	9.8	9.7
Advertising expenses, net	1.6	0.4	1.6	0.3

Income (loss) from operations	0.4	0.2	(0.2)	0.3
Other (income) expense	0.1	0.0	0.1	0.0

Income (loss) before income taxes	0.3	0.2	(0.3)	0.3
Provision (benefit) for income taxes	0.2	0.1	(0.1)	0.1

Net income (loss)	0.1%	0.1%	(0.2%)	0.2%

Selected operating data:
Number of orders	109,000	124,000	352,000	378,000
Average order size	$ 1,046	$ 822	$ 949	$ 821
Number of B2B account executives, end of period			208	206
Productivity per employee, annualized	$ 805,000	$ 762,000	$ 749,000	$ 800,000

Product Mix (% of Net Sales):
Notebook & PDA's	14.3%	16.6%	15.6%	16.3%
Desktops & Servers	19.8%	19.3%	20.1%	19.9%
Software	16.9%	20.9%	13.8%	16.7%
Storage	10.4%	8.8%	10.8%	10.2%
NetComm	5.8%	5.1%	5.6%	5.9%
Printers	8.0%	8.1%	8.3%	8.1%
Monitors & Video	8.5%	8.9%	9.8%	9.8%
Memory & Processors	6.7%	3.9%	5.9%	4.2%
Accessories & Other	9.6%	8.4%	10.2%	8.9%

Comparison of Three Month Periods Ended September 30, 2003 and 2002

Net Sales. Consolidated net sales for the quarter ended September 30, 2003 increased 10.1% to $112.7 million compared to $102.4 million in the third quarter of 2002. The increase in sales resulted primarily from the impact of the CPCS acquisition. CPCS net sales for the three months ended September 30, 2003 were $19.2 million. The Company’s net sales excluding CPCS were $93.5 million, an 8.7% decline from the same period of the prior year. This decline is primarily due to the anticipated decline in sales to a major customer. Sales to this major customer decreased 39.4% to $6.6 million for the quarter ended September 30, 2003 compared to $10.8 million in the same period of 2002. The contract with this customer expired in June of 2003. While the Company may continue to receive some level of business from this customer, it anticipates that net sales to this customer will decline further from the sales generated in the third quarter of 2003. Net sales to large accounts, including sales by CPCS, were $51.5 million in the third quarter of 2003 compared to $26.7 million in the third quarter of 2002. Consolidated outbound sales to the SMB, large and public sector accounts increased 22.4% to $101.3 million in the third quarter of 2003 from $82.8 million in the third quarter of 2002. Partly as a result of the Company’s decision to begin collecting sales tax in the States of California and Missouri during the first quarter of 2003, sales by the Company’s Mac division decreased 41.7% to $11.4 million for the three months ended September 30, 2003 compared to $19.6 million in the comparable period of 2002. The decline in sales from the Mac division was also impacted by increased direct competition as well as fewer product introductions during the quarter. Sequentially from the last quarter, sales by the Company’s Mac division increased 7.2% from the second quarter of 2003. This increase is primarily due to the Company’s pursuit of specific verticals utilizing its outbound sales model. The Company will continue to build upon the preliminary successes of its vertical specific sales teams.

Gross Profit. Consolidated gross profit increased to $13.5 million for the third quarter of 2003, compared to $10.8 million in the third quarter of 2002. Gross profit as a percentage of net sales increased to 11.9% in the quarter ended September 30, 2003 compared to 10.5% in the third quarter of 2002, and increased sequentially from 10.9% in the second quarter of 2003. Gross profit margins for the three months ended September 30, 2003 were impacted by vendor programs and by the Company’s January 1, 2003 adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $1.6 million of vendor consideration as a reduction to cost of sales in the third quarter of 2003. Excluding the impact of EITF 02-16, the gross profit margin would have been 10.5% for the third quarter of 2003 which is flat compared to the same period of 2002. This percentage is a non-GAAP measure that is being presented for comparison purposes only as the adoption of EITF 02-16 did not impact prior year gross profit margins. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $11.1 million for the quarter ended September 30, 2003 compared to $10.1 million in the third quarter of 2002. SG&A expense dollars also increased sequentially from $10.9 million in the second quarter of 2003. During the third quarter of 2003, the Company moved its corporate headquarters, incurring $495,000 in move related expenses. These expenses will be mitigated over the duration of the lease due to the lease incentives and reduced monthly rent expense associated with the new location. Additionally, the SG&A expenses included $240,000 for legal counsel and financial advisory fees for the Company and the special committee, arising from the going-private proposal and fees associated with the special committee evaluation of the going-private proposal. On September 9, 2003, the Company was notified by the investor group led by the Company’s Chairman and CEO, Firoz Lalji, of the withdrawal of the group’s May 20, 2003 offer to acquire all shares of common stock not owned by the investor group. Aside from these non-recurring expenses, the Company continues to maintain tight controls on its operational spending. As a percent of sales, SG&A was 9.9% for the quarter ended September 30, 2003, flat compared to the third quarter of 2002.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising increased to $1.9 million in the three month period ended September 30, 2003 from $411,000 in the comparable 2002 period. This increase is primarily due to the Company’s adoption of EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $1.6 million of vendor consideration as a reduction to cost of sales in the third quarter of 2003 rather than as an offset to advertising expense as in prior periods. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising revenue received from the Company’s vendors.

Other Income/Expense. Other expense was $141,000 for the quarter ended September 30, 2003 compared to other expense of $4,000 in the third quarter of 2002. The change was primarily due to an increase in interest expense incurred in the third quarter of 2003 compared with the same period of 2002. During the third quarter of 2003, the Company leveraged its line of credit to aggressively take early pay discounts and invested in certain purchasing opportunities. Additionally, the shift in customer mix has reduced the sales on credit card.

Provision/Benefit for Income Taxes. The provision for income taxes for the quarter ended September 30, 2003 was $193,000 compared to $87,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 59.1% for the quarter ended September 30, 2003 compared to 41.2% for the quarter ended September 30, 2002. The tax rate for the three months ended September 30, 2003 was impacted by the Company’s change in estimate of the annual taxable income.

Net Income. Net income for the quarter ended September 30, 2003 was $134,000 compared to net income of $124,000 in the third quarter of 2002. Basic and diluted income per share was $0.01 for the quarter ended September 30, 2003 and basic and diluted earnings per share was $0.01 in the third quarter of 2002.

Comparison of Nine Month Periods Ended September 30, 2003 and 2002

Net Sales. Consolidated net sales for the nine months ended September 30, 2002 increased 6.6% to $330.4 million compared to $310.0 million in the comparable period of 2002. The increase in sales resulted primarily from the impact of the March 31, 2003 acquisition of CPCS. CPCS net sales for the six months ended September 30, 2003 were $37.3 million. The Company’s net sales for the nine months ended September 30, 2003 excluding CPCS were $293.2 million, a 5.4% decline from the same period of the prior year. The decrease in sales resulted primarily from a decline in sales to a major customer, which decreased 22.0% to $37.7 million for the nine months ended September 30, 2003 compared to $48.3 million in the same period of 2002. Large account net sales, including sales by CPCS, were $151.3 million for the nine months ended September 30, 2003 compared to $92.5 million in the comparative period of 2002. Consolidated outbound sales to the SMB, large and public sector accounts increased 14.9% to $296.1 million in the first nine months of 2003 from $257.6 million in the first nine months of 2002. As a result of the Company’s decision to begin collecting sales tax in the States of California and Missouri during the first quarter of 2003, sales by the Company’s Mac division decreased 34.4% to $34.3 million for the nine months ended September 30, 2003 compared to $52.4 million in the comparable period of 2002. The decline in sales from the Mac division was also impacted by increased direct competition as well as fewer product introductions during the quarter.

Gross Profit. Consolidated gross profit increased to $36.8 million for the nine months ended September 30, 2003, compared to $32.1 million in the comparable period of 2002. Gross profit as a percentage of net sales increased to 11.2% in the first nine months of 2003 compared to 10.4% in the first nine months of 2002. Gross profit margins for the first nine months of 2003 were impacted by the Company’s January 1, 2003 adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $3.9 million of vendor consideration as a reduction to cost of sales in the first nine months of 2003. Excluding the impact of EITF 02-16, the gross profit margin would have declined to 10.0% for the nine months ended September 30, 2003. This percentage is a non-GAAP measure that is being presented for comparison purposes only as the adoption of EITF 02-16 did not impact prior year gross profit margins. The decline in comparable gross profit margins is primarily due to changes in vendor programs and a shift in customer mix. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $32.2 million for the nine months ended September 30, 2003 compared to $30.1 million in the nine months ended September 30, 2002. The Company moved its corporate headquarters in the third quarter of 2003 and incurred $495,000 in move related expenses. These expenses will be mitigated over the duration of the lease due to the lease incentives and reduced monthly rent expense associated with the new location. Additionally, SG&A dollars included $364,000 for legal counsel and financial advisory fees for the Company and the special committee, arising from the going-private proposal and fees associated with the special committee evaluation of the going-private proposal. On September 9, 2003, the Company was notified by the investor group led by the Company’s Chairman and CEO, Firoz Lalji, of the withdrawal of the group’s May 20, 2003 offer to acquire all shares of common stock not owned by the investor group. The Company continues to maintain tight controls on its discretionary spending. As a percent of sales, SG&A was 9.8% for the nine months ended September 30, 2003 compared to 9.7% for the comparable period of 2002.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising increased to $5.3 million in the nine month period ended September 30, 2003 from $1.1 million in the comparable 2002 period. This increase is primarily due to the Company’s adoption of EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $3.9 million of vendor consideration as a reduction to cost of sales in the first nine months of 2003 rather than as an offset to advertising expense as in prior periods. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising revenue received from the Company’s vendors.

Other Income/Expense. Other expense was $236,000 for the nine months ended September 30, 2003 compared to other income of $9,000 in the nine months ended September 30, 2002. The change was primarily due to an increase in interest expense incurred in 2003 compared with the same period of 2002. The Company leveraged its line of credit to aggressively take early pay discounts and invested in certain purchasing opportunities, as well as the March 31, 2003 purchase of CPCS. Additionally, the shift in customer mix has reduced the sales on credit card.

Provision/Benefit for Income Taxes. The benefit for income taxes for the nine months ended September 30, 2003 was $395,000 as compared to a provision of $374,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income (loss) before taxes was 38.3% for the nine months ended September 30, 2003 compared to 39.3% for the nine months ended September 30, 2002.

Net Income/Loss. Net loss for the nine months ended September 30, 2003 was $636,000 compared to net income of $577,000 in the comparable period of 2002. Basic and diluted loss per share were $0.05 for the nine months ended September 30, 2003 and basic and diluted earnings per share was $0.04 for the nine months ended September 30, 2002.

Trends

The Company continued to experience positive contributions to operating results from CPCS, which was acquired on March 31, 2003. CPCS has historically been a profitable company with a successful management team. The Company believes that future contributions by CPCS will help mitigate weakness in sales due to economic pressures as well as the expiration of the contract with a major customer. The Company is cautiously optimistic about the remainder of 2003 and heading into 2004. Although the Company’s net sales may decline or increase slightly during the balance of 2003 in relation to historical patterns, the Company believes it is in a position to leverage its existing infrastructure to take advantage of any increase in IT spending. In anticipation of a continued static environment, the Company is focusing on the key elements of its business: diversification of sales, improvement in gross profit margin, and continued control of discretionary expenses.

The Company markets its products across several sectors to drive sales growth, while striving to become one of the leading business to business direct marketing resellers of IT infrastructure solutions.

  Its outbound sales force, in conjunction with the small business group, actively pursues the small to medium sized business customer. The small business group is the training ground for less tenured account executives. The Company aggressively invests in new account executives, subject to current market conditions. The Company plans to continue to invest in the business by hiring and training additional account executives as circumstances allow in future quarters.
  The Company is building a niche in the large customer business arena, and believes it is in a position to fulfill their business level needs efficiently and profitably.
  During the third quarter of 2003, the Company created a new subsidiary dedicated to fulfilling the needs of its large customers. Zones Corporate Solutions, or ZCS, will be a wholly owned subsidiary headquartered at the Auburn facility. ZCS has the ability to accommodate the demanding needs of large customers; in particular ZCS will collect and remit sales tax on their customers’ behalf in additional states.
  The Company was notified of its large account reseller (“LAR”) status and its ability to act as an enterprise software advisor, enabling the Company to sell Select and EA contracts to its customers. This enhances the Company’s single source procurement options; offering solutions to customers of all sizes.
  The Company believes it has growth potential in its Public Sector division and it is pursuing education, state and local government initiatives.
  The Company’s Mac sales division is supported by a loyal customer base. During 2003, the Company has seen declines in its Mac sales division due to its decision to begin collecting sales tax in the States of California and Missouri, as well as increased competition, including manufacturer direct initiatives and fewer product introductions. The legacy Mac business was primarily inbound customers in a demand response model. Over the past months, the Company began pursuing the specific verticals utilizing its outbound sales model to supplement its demand response model. The Company will continue to build upon the preliminary successes of its vertical specific sales teams.

The economic downturn in the IT market, concurrent with vendor programs that continue to be refined, has led to an intense focus on the key drivers of gross profit margin. Several initiatives have been implemented intended to grow the Company’s gross profit margin percentage. The initiatives are driven by several factors including: product mix and related vendor programs, attach rates, freight, purchasing power, account executive education, pricing strategies as well early pay discounts. Gross profit margins will continue to vary based on each of these factors. The Company expects to continue experiencing pricing pressures in pursuit of increasing its market share.

During the first quarter of 2003, the Company adopted EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $1.6 million and $3.9 million of vendor consideration as a reduction to cost of sales in the third quarter of 2003 and the nine months ended September 30, 2003, respectively, rather than as an offset to advertising expense as in prior periods. The adoption of this issue had no impact on net income (loss) from operations, shareholders equity or cash flows of the Company. EITF 02-16 only impacts contracts signed or revised on or after January 1, 2003. As new contracts are signed, or existing contracts are modified, there may be a shift towards increased gross profit margins and a concurrent growth in the net cost of advertising. Vendor allowances will vary on a quarterly basis due to changes in vendor programs.

The Company constantly reviews all internal processes in an effort to create efficiencies and maintain tight controls over all discretionary expenses, including advertising expenses, which has been a focal point for the past several quarters due to the existing economic conditions. The Company has experienced increased scrutiny and costs associated with being a public company. It anticipates total SG&A costs to continue to rise due to these increasing costs. SG&A will also be impacted by the Company’s investment in the hiring and training of new account executives. The Company believes that the costs associated with the investment in additional headcount will be offset in future quarters as the account executives mature and become increasingly productive. The Company continues to see cost savings due to reductions of support functions used to support its legacy infrastructure associated with a demand response model and catalog distribution.

During the second quarter of 2003, the Company received a proposal from an investor group led by its President and CEO, Firoz Lalji, to acquire all Zones common shares not owned by the investor group for a cash price of $1.00 per share. The Company’s Board of Directors appointed a special committee of directors unaffiliated with the investor group to review this proposal with the assistance of independent financial and legal advisors. On September 9, 2003, it was announced that the offer from the investor group was withdrawn. Zones will remain a publicly traded company on the Nasdaq National Market and will continue to be compliant with all SEC and Nasdaq reporting requirements. This decision should have no impact on the Company’s shareholders, customers or vendor partners. The Company will continue to work hard to enhance shareholder value, give exemplary customer service and provide a great work environment to its team members.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of September 30, 2003, the Company had total assets of $89.8 million, of which $75.5 million were current assets. At September 30, 2003 and December 31, 2002 the Company had cash and cash equivalents of $1.6 million and $9.0 million, respectively. The Company utilized its cash position to aggressively take advantage of favorable discount terms offered by certain vendors. Cash has also been impacted by the reduction in credit card sales as a percent of total sales. The Company’s accounts receivable days outstanding increased to 47 days at September 30, 2003 compared to 43 days at December 31, 2002. The Company’s working capital was $18.0 million and $20.6 million at September 30, 2003 and December 31, 2002, respectively. The decline in working capital is primarily due to the March 31, 2003 acquisition of CPCS.

Net cash used by operating activities was $5.0 million for the nine months ended September 30, 2003 compared to cash used by operating activities of $1.1 million for the nine months ended September 30, 2002. Cash outflows for the nine months ended September 30, 2003 were primarily due to increases in accounts receivable primarily due to a shift in customer mix leading to a reduction in credit card sales, offset by increases in accounts payable. At September 30, 2003, net accounts receivable increased $2.8 million and accounts payable increased $3.7 million, net of $1.2 million of cash overdraft from December 31, 2002.

Cash outlays for capital expenditures were $1.1 million and $1.3 million in the nine months ended September 30, 2003 and 2002, respectively. The Company moved its corporate headquarters during the third quarter of 2003 which required tenant improvements above those in the tenant allowance. The Company’s capital expenditures were $451,000, which is mitigated by lease incentives at the new facilities. Based on historical expenditures, the lease incentive will provide a cash savings of $1.7 million in the first year of the tenancy in the new facility. The additional capital expenditures during 2003, and prior year expenditures, were primarily for continued improvement, and other enhancements, of the Company’s information systems. The Company will continue to upgrade its internal information systems as a means to increase operational efficiencies. Lastly, payments for the acquisition of CPCS, net of cash acquired, were $3.7 million for the period ending September 30, 2003.

At September 30, 2003, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility expires on November 26, 2004.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At September 30, 2003, the Company was compliant with all covenants of this facility. At September 30, 2003, $3.5 million of working capital advances were outstanding and accounts payable of $17.8 million was owed to this financial institution related to inventory purchases.

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

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments as of September 30, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Long-Term Debt (a)	$2,500	$833	$1,667
Capital Leases (b)	31	31
Operating Leases (c)	11,685	321	2,219	2,173	6,972

Grand Totals	$14,216	$1,185	$3,886	$2,173	$6,972

(a)	Long-term debt reflects the notes payable recorded in connection to the Company’s March 31, 2003 acquisition of CPCS. Actual amount to be paid out subject to reduction (see page 13).

(b)	Represents the Company’s commitments under capital leases.

(c)	Represents the Company’s commitments under operating leases and are associated with contracts that expire at various times.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by reference
			Form Exhibit No.	File No.	Filing Date
10.1	Amended and Restated Indemnification Agreement	X

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

On July 25, 2003, the Company furnished a report on form 8-K containing the Company's press release regarding its second quarter 2003 results from operations.

On September 9, 2003, the Company furnished a report on form 8-K containing the Company's press release announcing that it had been notified by the investor group led by the Company's Chairman and CEO, Firoz Lalji, of the withdrawal of the group's May 20, 2003 offer to acquire all shares of common stock not owned by the investor group for $1.00 per share in cash.

No other Reports on Form 8-K were furnished during the quarter ended September 30, 2003.

Signatures Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned:
ZONES, INC.

Date: November 13, 2003
By: /S/ FIROZ H. LALJI Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN Ronald P. McFadden, Chief Financial Officer
27