Form 10-K
period 2003-12-31
ZONES INC
filed 2004-02-26
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number   0-28488

ZONES, INC (Exact name of registrant as specified in its charter)

Washington	91-1431894
(State of Incorporation)	(I.R.S. Employer
Identification Number)

1102 15th Street SW, Suite 102
Auburn, Washington	98001-6509
(Address of Principal Executive Offices)	(Zip Code)

(253) 205-3000
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

The aggregate market value of the Common Stock held by non-affiliates as of February 20, 2004 was approximately $22,953,876 (1), based upon the last sales price per share of $3.25 as reported by the Nasdaq National Market.

The number of shares of the registrant’s Common Stock outstanding as of February 20, 2004, was 13,666,231.

(1)	Excludes value of Common Stock held of record as of February 20, 2004 by executive officers, directors and other 10% shareholders of the registrant. Includes Common Stock held of record as of that date by certain depository organizations. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant, or that such person is controlled by or is under common control with the registrant.

ZONES, INC. FORM 10-K ANNUAL REPORT FOR THE YEAR ENDED DECEMBER 31, 2003 TABLE OF CONTENTS

Part I

Item 1.  Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “expect”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in the risk factors on pages 4 – 7 of this document. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, reliance on vendor support and relationships, pressure on margins, state tax uncertainties, the industry’s rapid technological change and the Company’s exposure to inventory obsolescence. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

General

Zones, Inc. and its subsidiaries (the ”Company”) are single-source direct marketing resellers of name-brand information technology products to the small to medium sized business market, large and public sector accounts, while supporting their legacy Mac customers through an inbound call center promoted by circulation of the Mac Zone catalog and a dedicated website. Zones sells these products through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Microsoft, Sony and Toshiba.

Incorporated in 1988, Zones, Inc., is headquartered in Auburn, Washington. Buying information is available at http://www.zones.com, or by calling 800-258-2088. The Company’s investor relations information can be accessed online at www.zones.com/IR.

Industry Background

The Company believes that many businesses have become more receptive to direct marketing resellers (“DMR”) and now make their information technology (“IT”) purchasing decisions primarily on product selection, availability, convenience and price. DMR’s aspire to offer a broad product and service selection and purchasing convenience. Zones is part of the DMR channel which serves a very fragmented market whose projected annual sales are in the multi-billions of dollars. DMR’s strive to have a low cost structure driven by few fixed costs. Low costs result from rapid inventory turns, a centralized sales force and highly automated internal processes; specifically including the use of the Internet and electronic data interchange (“EDI”) links with major vendors and customers to streamline operations. The Company’s business model is a fulfillment model, which integrates the procurement and resale of traditional product lines with value added configuration and logistics services to create a single solution based provider.

The industry has been waiting for IT spending to rebound, which was expected to resume as corporate profits began to accelerate. The economic activity in the fourth quarter of 2003 signaled that there are reasons to be optimistic for an increase in IT spending. The Company’s growth in 2004 will depend in part on a general increase in overall IT spending, which will result in industry stabilization, as well as gains in market share and procuring a greater portion of existing customers’ IT purchases. Zones’ primary target for growth in this environment is the small to medium sized business (“SMB”) market. Historically, the SMB market has a very high adoption rate for IT products, and has not been as price sensitive as enterprise level customers. Additionally, the Company believes the SMB customer has embraced the relationship-based outbound selling model due to its ability to offer a single-source for IT procurement.

In general, businesses are constantly evaluating ways to reduce their total cost of IT procurement by decreasing the number of vendor relationships and finding an integrated solution provider that acts as an efficient low cost, single-source partner. The Company believes that such a partner needs to offer a competitive cost of procurement coupled with an enriching customer relationship. The Company believes that the four main reasons for a specific vendor preference among SMB customers include:

•	Relationships – familiarity/predictability with the provider or method of provision;

•	Single point of contact with procurement-process simplicity;

•	Low cost – usually focusing solely on product cost as opposed to the total cost of procurement; and

•	Quality and low variability of service.

The Company believes these factors create an opportunity for Zones to gain market share from the fragmented value added resellers (“VAR”) and other DMR’s, especially those that cannot provide end-to-end IT procurement and related services to the SMB market. The Company believes that DMRs that can effectively address and communicate their value-add relative to these issues, and can expand the way customers think about their procurement processes, will prevail in the changing market.

Risk Factors

There are a number of important factors that could cause the Company’s actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which the Company may or may not yet be aware.

No Assurance of Future Profitability. The Company has only recently achieved profitability. The Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of enterprise customers, the level of corporate investment in new IT related capital equipment, industry announcements of new products or upgrades, industry consolidation and general economic conditions. Although the Company has taken a number of steps to reduce costs, such as by reducing redundant headcount and obtaining a more favorable facilities lease, there is no assurance that the Company will be able to identify or achieve additional cost savings or to maintain profitability on a consistent basis.

No Assurance as to Sales Levels. There is no assurance that the Company will be able to sustain its current sales levels. Sales may decline for any number of reasons, such as a renewed decline in corporate investment in IT-related equipment, increased competition, changes in customers’ buying habits, the loss of significant customers, changes in the selection of products available for resale by the Company, or general economic conditions. A decline in sales levels could adversely affect the Company’s business, financial condition, cash flows or results of operations.

Major Customer. The Company had a contract with a major customer expire in June 2003, and sales to this customer represented less than 10% of total sales in 2003, compared to 14.7% of total sales in 2002. Net sales to this customer were $60.7 million in 2002. While the Company may continue to receive some level of business from this customer, net sales to this customer have declined significantly. There are no assurances that the Company will be able to replace these sales with increased sales to other enterprise or SMB customers.

Risk Associated with CPCS. On March 31, 2003, the Company acquired all of the outstanding shares of capital stock of Corporate PC Source (“CPCS”), an Illinois-based computer products reseller. The Company paid the shareholders of CPCS $4,881,000 in cash and issued $2,500,000 of notes payable. The purchase price of CPCS was based in part on the historical financial results of CPCS’s operations, and also included an earn-out feature based upon CPCS’s post-acquisition performance that will be funded from the Company’s general corporate funds or its working capital facility. There is no assurance that CPCS’s future sales and profitability will equal or exceed its historical results. In addition, there are risks associated with the acquisition and the resulting change of control of CPCS, including, but not limited to, the potential loss of customers or key employees of CPCS, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Account Executive Hiring and Productivity. The Company intends to continue to recruit account executives. The Company hopes to hire approximately 20 new account executives each month. There are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time. The productivity of account executives has historically been closely correlated with tenure. Even if the Company does retain its account executives, there are no assurances that they will become productive at historical levels. Additionally, the Company’s account executives in the past have been the subject of aggressive hiring efforts by competitors.

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees have increased as a result of increased disclosure requirements and the need to comply with new corporate governance requirements under the Sarbanes-Oxley Act as well as SEC regulations and new Nasdaq rules. Additionally, independent auditor audit fees have increased, and are expected to increase even more as requirements associated with corporate governance and internal controls become effective. These increasing costs may have an adverse affect on the ability of the Company to maintain profitability.

Pressure on Margins. The computer products industry has been characterized by intense price competition and pressure on profit margins. The slowdown in U.S. corporate IT spending created an even more intense competitive landscape that has further disrupted the stability of pricing, exerting downward pressure both on average selling price and profit margins across all product lines. Additionally, a number of manufacturers are providing their products direct to customers. The Company expects intense price competition and margin pressure to continue. If the Company is unable to maintain or improve gross margins in the future, this could have an adverse effect on the Company’s business, financial condition, or results of operations.

Competition. The computer products industry is highly competitive. The Company believes that product selection, availability and price are the three most important competitive factors. The Company competes with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and PC Mall, Inc. The Company also competes with product manufacturers, such as Apple, Dell, Hewlett Packard and IBM, which sell direct to end-users; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of the Company’s competitors compete principally on the basis of price and have lower costs than the Company. The Company believes that competition may intensify in the future due to market conditions and consolidation. In the future, the Company may face fewer, but larger and better-financed, competitors as a consequence of such consolidation. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

Liquidity of Stock and Nasdaq National Market Listing. There is relatively limited trading of the Company’s stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of the Company’s stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if the Company’s stock were to be de-listed from The Nasdaq National Market. The Company has on two prior occasions received delisting notifications from The Nasdaq National Market relating to its $1.00 minimum bid price requirement. Even though the Company has regained compliance with National Market listing requirements, a potential future delisting of the Company’s common stock could result in significantly reduced circulation of its common stock, more limited press coverage, reduced interest by investors in the common stock, adverse effects on the trading market, price for and liquidity of the Company’s stock, and reduced ability to issue additional securities or to secure additional financing.

State Tax Uncertainties. The Company collects and remits sales and use taxes in states in which it is registered and/or has a physical presence. Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents by DMRs. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity, that might give rise to future or past tax collection obligations based on that Supreme Court case. Many states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on sales into states in which it has no presence, and could potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Reliance on Vendor Relationships. The Company acquires products directly from manufacturers as well as from distributors such as Ingram Micro, Tech Data and others. Certain hardware manufacturers limit the number of product units available to DMRs such as the Company. Substantially all of the Company’s contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of the Company’s relationships with its vendors could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 48.0% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 50.4% of the outstanding shares of the Company’s common stock. The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock.

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

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract. The Company does not anticipate any substantive changes or issues with the renewable contract. Any limitation or interruption of the service being provided by Airborne Logistics could have a material adverse effect on the Company’s business, financial condition, and results of operations. Certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Business

The Company’s business is the procurement and fulfillment of IT solutions to the SMB, large customer and public sector market place. Relationships with SMB, large customer, and public sector institutions represented 89.3% of sales revenue in 2003. The remaining revenue was primarily Mac platform consumers and small office home office customers.

The Company’s core business is focused on the SMB market. This is a large, addressable market of companies primarily served by a highly fragmented VAR community. The Company believes that the SMB customer is generally less sensitive to price, has a high adoption rate for IT solutions and prefers a single source provider to handle its procurement from end to end.

The large customer market is defined as customers within the Fortune 2000. These customers demand a much higher level of customer service and generally have longer purchasing cycles. The Company’s large customers are supported by its two wholly owned subsidiaries; ZCS in Auburn, Washington and CPCS in Chicago, Illinois.

The public sector market is made up of three primary customer segments: state and local government, federal government and education. These sectors require special pricing and participation in a bid process.

As a value-add to the large customer, the Company is able to integrate the customers’ business needs and processes through ZonesConnect, the Company’s robust automated web-based procurement system. The Company also collects and remits sales tax on behalf of its customers in the states where it is registered and/or has a physical presence.

The Business Strategy

The Company acquires and develops on-going relationships primarily with SMB, large customer accounts and public sector institutions through dedicated teams of outbound account executives (“AE”). Although outbound telemarketing is the Company’s primary customer contact, it also reaches customers through an integrated marketing and merchandising strategy designed to attract customers through dedicated e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, and customized web stores for its corporate customers through ZonesConnect. Throughout the year, the Company continuously refines the characteristics of its target customer in each market and creates specific marketing collateral to reach that audience.

The Company’s support divisions have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set for each sales division. The marketing and merchandising departments generate correlated programs focused on meeting the needs of its customers. These programs will align with the priorities set for each sales division and provide the sales divisions information to maximize the benefits of each program.

The Company is cautiously optimistic that the U.S. economic environment in 2004 will show signs of recovery from the stagnant landscape of the past three years. Its ability to grow in 2004 will hinge on capitalizing on any sustainable growth in corporate IT spending as well as increases in market share and the depth of IT spend generated from existing customers. The Company offers a sales solution that will lower the customers total cost of procurement by:

•	Providing a single-source of more than 150,000 products and services from over 2,000 vendors;

•	Offering automated procurement through ZonesConnect;

•	Running a low-cost operational model utilizing technological solutions and process driven fulfillment; and

•	Establishing a proactive partnership with each customer through a dedicated AE supported by a team of experts for full sales cycle support.

The specific areas of concentration to realize share growth are:

Hiring.  To drive market share growth, the Company has planned aggressive hiring goals in 2004. Each new AE will participate in a two month, intensive training program, before transitioning into the Small Business Group (“SBG”). SBG focuses on account acquisition to achieve its sales goal and reinforces Company best practices learned in the training program to effectively become part of the Zones Business Solutions (“ZBS”) team. As a part of the ZBS team, each AE will focus on increasing the productivity of each customer by developing the relationship to garner more of each customer’s total IT spend.

Focus on expansion of Customer Base. Relationships with SMB, large enterprise, and public sector institutions represent future growth opportunities for the Company. The Company intends to continue its efforts to increase sales to these accounts by focusing on its relationship based model, in which its AEs develop long-term relationships with customers through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping. The Company also intends to focus its efforts on these customers through targeted marketing and the hiring of more AEs.

Training and AE development. The Company continually seeks to attract, retain and motivate high quality personnel. Management focuses on training and coaching AEs to access supportive collateral on the available programs and promotions developed by marketing and merchandising for effective account acquisition and execution on strategies in place to further penetrate existing accounts. The Company’s AE’s are paid a commission based salary. Commission rates are tied to sales volume and gross profit dollar metrics.

Product Breadth and Depth. The Company depends upon relationships with key vendors for opportunistic product purchases to enhance its margin. Through a strategic mix of products and vendors, the Company offers its customer a broad selection at competitive pricing. The Company generally stocks 20% of its product offerings, which represent 80% of its total revenue, in its warehousing facilities. The remaining items are offered to the customer through the Company’s virtual warehousing partnerships with key distributors and vendors, via electronic data interchange (“EDI”). The Company uses its warehouse and EDI partners to fulfill its customer’s needs with broad product availability. EDI provides the Company’s customers access to its partner’s inventory of products and reduces the Company’s handling costs. Information on price and product availability is uploaded into the Company’s enterprise resource planning (“ERP”) system. The Company places individual orders directly with its EDI partner who assembles these orders and ships them directly to the Company’s customers.

ZonesConnect.  The Company’s ZonesConnect web sites provide a personalized, self-service tool available 24 hours a day, 7 days a week to Zones’ customers. ZonesConnect adds value by providing access to information that simplifies customers’ business purchasing process. Through the Company’s robust e-commerce engine, customers are able to integrate their business processes and automate their procurement with customized ZonesConnect sites. ZonesConnect is a free online procurement management system providing the customer with a unique extranet for online ordering, featuring indispensable procurement management and reporting capabilities including order tracking and history, serial number tracking, purchase authorization levels, preconfigured bundled solutions, standards lists and time-release reporting.

Sales and Marketing

The Company reaches customers through an integrated marketing and merchandising strategy designed to attract customers through dedicated e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, and customized web stores for its corporate customers through its ZonesConnect service. Throughout the year, marketing continuously refines the characteristics of its target customer in each market and creates specific marketing collateral to reach that audience.

Outbound Telemarketing.  As of December 31, 2003, the Company had a staff of 207 AE’s who actively pursued sales to SMB, large customer and public sector institutions by establishing one-to-one relationships through outbound telemarketing. The primary targets for AEs in the SMB divisions are the small business customers, while large customer AEs focus on companies within the Fortune 2000. These commissioned AEs develop long-term relationships with their accounts through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping.

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

Extranet Commerce. The Company offers no-fee web stores for its customers through ZonesConnect. These web pages provide its customers with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information. In addition, the Company often provides more customized extranet sites for larger customers with specific online procurement needs.

Internet Commerce. The Company’s electronic commerce sites on the Internet, Zones.com, and MacZone.com, provide a lower-cost sales channel to both supplement and enhance our person-to person sales model, and to provide its customers detailed product information and the convenience of on-line purchasing. To drive traffic to its Internet sites, the Company leverages its catalog circulation by featuring the Internet address throughout the catalogs. The web sites are featured on all the Company’s promotional communications and advertising. The Company also utilizes marketing through e-catalogs, as well as on-line price promotions and affiliations. Additionally, the Company’s subsidiaries have dedicated websites at www.cpcs.com and www.zonescs.com.

Catalogs. The Company markets products through targeted mailings of its monthly catalogs. The Company utilizes its catalog distribution as both a customer acquisition and retention strategy by using the catalog as both a direct marketing tool and a branding vehicle to drive significant traffic to its electronic commerce sites, Zones.com and MacZone.com, as well as to the inbound sales force. The Company uses cooperative advertising funds, which are proof of performance expense reimbursements, to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of this type of funding available from the Company’s vendors has generally declined both in dollars and as a percentage of sales over the last several years. Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

Products and Merchandising

Through the Company’s catalogs, electronic commerce sites and sales force, the Company offers customers access to over 150,000 hardware, software, peripheral and accessory products and services for users of PC and Mac computers from over 2,000 manufacturers.

Computers and Servers. The Company offers a large selection of desktop, laptop and Tablet PC systems and servers from leading manufacturers such as Apple, Dell, Hewlett-Packard, Fujitsu, IBM, Sony, and Toshiba.

Peripherals and Accessories. The Company carries a full line of peripherals products such as printers, monitors, keyboards, handhelds (PDA’s), memory, storage devices, modems, projectors, scanners, and digital cameras, as well as various accessories and printing supplies such as toner cartridges, storage media and cables. Brands offered by the Company include APC, Apple, ATI, Belkin, Canon, Epson, Hewlett-Packard, In Focus, Iomega, Kingston, Kodak, Fuji, Lexmark, Logitech, NEC, Nikon, Okidata, Palm, Planar, Quantum, Samsung, Sony, Targus, ViewSonic, Western Digital and Xerox.

Networking.  The Company provides networking products such as switches, hubs, routers, firewalls and wireless devices. Brands offered by the Company include 3Com, Apple, Avocent, Cisco, Hewlett-Packard, Intel, Linksys, Netgear, Nortel Networks and U.S. Robotics.

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

Additionally, in May of 2003, the Company was awarded large account reseller status with Microsoft. This enables the Company to sell Select and Enterprise Agreement contracts to its customers. These software licensing agreements are designed for medium- to large-sized corporate and academic customers.

The Company’s category merchandising group determines the manufacturers whose products are featured in its Internet and catalog offerings and negotiates the terms and conditions of product coverage. It is this group’s responsibility to review product availability and determine stocking strategy. Additionally, the Company’s merchandising group review’s their managed SKU’s to ensure that the Company is offering differentiating programs and is pricing competitively in the market. Each managed SKU also has component and add-on information to assist the AE in the selling process. Zones’ merchants have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set for each sales division. The merchandising group negotiates with certain manufacturers and distributors to provide the Company with incentives in the form of rebates, discounts and trade allowances. If any of these relationships and/or rebate and trade allowance programs were to be terminated, there can be no assurance that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected.

Purchasing

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices. The Company’s purchasing team works to develop and maintain relationships with a broad base of reliable, high-quality suppliers. Through strategic negotiation, the team works to obtain the lowest overall acquisition cost, in an effort to enable the Company to provide competitive pricing for its customers while maximizing its margins.

The Company acquires products directly from manufacturers such as Apple, Hewlett-Packard and IBM, as well as through distributors such as Ingram Micro, Tech Data, Synnex, and others. In 2003, The Company purchased approximately 67.0% of its merchandise from distributors, an increase from 51.6% in 2002. The increased reliance on distributors during 2003 is primarily related to the buying habits of CPCS. CPCS has established relationships that allow it to purchase from distributors at certain prices passed on from the manufacturers. The Company believes that its overall sourcing strategy enables it to take advantage of significant special offers, discounts and supplier reimbursements, while also minimizing inventory costs. The Company believes it has excellent relationships with its suppliers and attempts to take advantage of all appropriate discounts.

The Company utilizes a blend of stocking, drop-ship procurement, and indirect fulfillment in executing its inventory management strategy. The Company generally stocks products that represent the top 80% of total revenue, including high-velocity and strategic products, as well as opportunistic purchases. The remaining products are provided to its customers primarily through virtual warehousing partnerships with key distributors and manufacturers. Through these relationships, the Company is able to offer a broad selection of products, and provide prompt, cost-efficient fulfillment with minimal inventory exposure. This virtual fulfillment model is facilitated through industry-standard EDI linkages with suppliers. All associated transactions are managed through and integrated within the Company’s ERP system, which lowers administrative overhead.

At December 31, 2003, the Company maintained an investment in inventory of $11.5 million, which turned an average of 33 times in 2003. This compares to an investment in inventory of $11.3 million at December 31, 2002, which turned an average of 24 times during 2002.

Order Fulfillment and Distribution

The Company distributes products virtually through its EDI arrangement with its vendors, as well as through its Airborne Logistics Services (“ALS”) warehouse in Wilmington, Ohio, its warehouse in Wood Dale, Illinois and its Henderson, Nevada warehouse.

ALS provides and operates a full-service warehouse and distribution center for the Company at the Airborne Commerce Park in Wilmington, Ohio under a renewable contract. The Company does not anticipate any substantive changes or issues with the renewable contract. Employees of Airborne Logistics utilize the Company’s systems, policies and procedures to receive, log and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested by the Company. The Company also uses this warehouse facility to house special buys, constrained product and other high velocity product.

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

The Company operates a warehouse in Henderson, Nevada, which is used for return logistics/fulfillment and customized fulfillment options for the Company’s large customers. The Henderson warehouse accepts returns on certain products, processes the return and determines viability of the product. The warehouse is then responsible for the returned merchandise that will be returned to vendor, returned to general inventory, repaired or liquidated. Returns are at the Company’s discretion and the Company maintained an allowance for sales returns during 2003 and 2002 of $66,000.

The Company also has a warehouse specific to its subsidiary operations in Chicago. This warehouse has full logistics capabilities including warehouse, configuration services, returns processing and asset life cycle services.

The Company’s return policy allows for certain customer returns. Its rate of return decreased to 2.2% of gross sales in 2003 compared to 2.7% in 2002. Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

Technical Support and Customer Service

The Company maintains a staff of dedicated technical support personnel who provide pre- and post-sale technical support both for Zones account managers and its customers. In addition to a broad base of A+ certifications, the team also maintains a number of distinguished manufacturer certifications, including Cisco CCDA, CCNA, CNE, CNA, Microsoft MCSE, Citrix CCA, Hewlett-Packard APC and Master SAN Architect.

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

The Company also employs a staff of dedicated customer service representatives who respond to and facilitate inquiries regarding order status and related matters, shipment tracking, billing issues, and return requests. These services are provided via toll-free telephone support, as well as an e-tool which allows customers to self-service routine inquiries. The Company believes the employment of this comprehensive support options improves the quality of its recommended technology solutions, reduces product returns, increases customer satisfaction, and encourages repeat business.

Systems

The Company continues to commit significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. During 2003, along with its corporate headquarters move to Auburn, the Company built a state of the art datacenter with complete system redundancy and enhanced infrastructure facilities such as a UPS and Generator set.

The e-commerce web site was further enhanced in 2003 using the latest technology to increase response time and provide greater scalability. New functionalities such as reporting, purchase management, order tracking and licensing configurator were developed for the SMB and large business customers. EDI remains the primary tool for exchanging transactions with large business customers, distributors and vendors. However in 2003, the company integrated with several B2B marketplaces as well as customer ERP systems using new forms of transaction such as XML, cXML and xCBL. The need for this form of transacting with external customers continues to grow for the SMB customers as well as large customers. The Company is continually looking at technological advances to increase the productivity of its team members.

Database Marketing

The Company maintains a proprietary database containing over 3.8 million active customer and inquirer records. The Company attracts new customers and prospective customers and retains current customers through their catalogs, on-line media, e-marketing, advertising in trade publications, targeted direct mail programs and managing leads for its outbound telemarketing sales force through the Company’s customer relationship management system. The catalogs’ circulation is comprised of customer records as well as names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers, association memberships and other sources. The Company regularly analyzes and updates its database and other available information in order to enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers’ needs and generate additional product orders. The Company believes that by selectively targeting its print media and e-vehicles to specific groups of customers with known product affinities and purchasing characteristics, it will be able to increase order rates from customers. This also enhances the effectiveness of the Company’s print catalogs and e-vehicles, and their desirability as a marketing channel for product manufacturers. The Company leverages its database marketing capabilities by providing key product manufacturers with marketing research such as price sensitivity tests, list response analyses, and database marketing consulting services. The Company believes these efforts assist it in promoting and preserving positive relationships with these manufacturers.

Employees

At December 31, 2003, the Company had 527 employees in its consolidated operations. The Company considers its employee relations to be good. The Company has never had a work stoppage and believes no employees are represented by a labor organization. The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company.

Sales Team Education

The Company provides a balanced 8-week accelerated training program consisting of classroom and practical, on-the-job learning within an outbound sales environment. Zones Team Development takes an integrated approach in developing the new hires’ skills for acquiring and developing customers using a relationship building sales methodology. AEs learn to utilize various internal and external systems and receive hardware and software product education. In addition, the Company involves key vendor partners to educate its AEs by offering monthly vendor fairs, lunch and learns and on-the-job product knowledge training.

Mission & Values

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. It strives to achieve this by stimulating a positive and collaborative workplace environment, delivering high speed and quality service to its customers, and adapting to external changes with flexibility, innovation and leading edge technology.

Trademarks

The Company conducts its business in the United States primarily under the service marks Zones® and The Mac Zone® both of which are registered with the United States Patent and Trademark Office. The Company believes that these, and its other marks, have significant value and are an important factor in the marketing of its products.

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

Available Information

The Company makes available free of charge on its website at www.zones.com/IR its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

Additionally, all materials that the Company files with the SEC can be viewed and copied at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington DC 20549, or via the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330.

The Company’s Audit Committee Charter, Compensation Committee Charter and Nominating/Governance Committee Charter are also available on its website or upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Zones, Inc., Investor Relations, 1102 15 (th) Street SW, Suite 102, Auburn, WA 98001-6509.

Item 2.  Properties

The Company currently leases approximately 106,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Auburn, Washington, approximately 18,000 square feet of space for its return warehouse facility in Henderson, Nevada, approximately 19,000 square feet of space for the CPCS logistics warehouse in Wood Dale, Illinois and approximately 200 and 500 square feet of space for field sales offices in Kansas City, Missouri and Oakland, California, respectively.

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

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 4a.  Executive Officers of the Registrant

Firoz H. Lalji, age 57, has served as the Company’s President and Chief Executive Officer since May of 1998, and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990. Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company. From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated over 140 camera specialty stores in eight western states.

Scott F. Koerner, age 46, has served as an Executive Vice President since December 2000. From 1999 to 2000, Mr. Koerner served as Vice President of Marketing and Merchandising for ZBS. From 1998 to 1999, Mr. Koerner served as the Senior Vice President of Sales and Marketing for Sayers Computer Source, a Midwest VAR servicing corporation. From 1996 to 1998, Mr. Koerner served as Senior Vice President and General Manager of Elek-Tek/Creative Computers. From 1994 to 1996, he served in various positions while at Montgomery Ward & Company including Vice President, Electric Avenue and Regional Managing Director.

Ronald P. McFadden, age 47, has served as Senior Vice President and Chief Financial Officer since May 2000. Prior to this position Mr. McFadden was the Company’s Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer for Kits Cameras, Inc., which operated over 140 camera specialty stores. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

Anwar Jiwani, age 49, has served as Senior Vice President and Chief Information Officer since April 1999. Prior to this Mr. Jiwani served for 23 years with The Royal Bank of Canada.

P.  Sean Hobday, age 34, has served as President of Zones Corporate Solutions, a wholly owned subsidiary of the Company, since September 2003. Prior to that, Mr. Hobday was Vice President Enterprise for the Company since September 2001. From March 2000 to September 2001, Mr. Hobday served as Director of Client Development for the Company. From February 1999 to March 2000, Mr. Hobday served as Account Executive for the Company. From 1996 to 1998, Mr. Hobday served as Managing Director of Blue Ice Leisure in Sydney, Australia, an Austral-Asian division of First Team Sports.

Christina Corley, age 36, has served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of the Company, since March 2003. Prior to the acquisition of CPCS by the Company, Ms. Corley was Chief Executive Officer and President of CPCS from 1999 to 2003. From 1996 to 1999, Ms. Corley served as Vice President of Sales and Marketing for VisionTek Corporation. From 1994 to 1996, Ms. Corley served as the General Manager for the Midwest Division of Dataflex Corporation.

Jeffrey D. Hansen, age 34, has served as Senior Vice President of Merchandising since January 2004. From October 2002 to December 2003, Mr. Hansen served as Vice President of Merchandising. Prior to joining the Zones team, Mr. Hansen was President of Optisel, a wholly owned subsidiary of Merisel, Inc. From 1999 to 2000, prior to the Merisel acquisition, Mr. Hansen also held positions as Senior Vice President, Strategic Planning & Business Development and as Vice President, Commercial Merchandising at Value America.

Part II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters

The Company’s Common Stock is quoted on the Nasdaq National Market under the symbol ZONS. The following table sets forth the range of high and low sales prices for the Common Stock as reported by the Nasdaq National Market.

	Year ended December 31,

	2003		2002

	High	Low	High	Low

First quarter	$1.10	$0.60	$1.24	$0.73
Second quarter	1.14	0.68	1.92	0.85
Third quarter	1.80	0.83	1.52	0.70
Fourth quarter	1.82	0.92	1.28	0.80

As of the March 8, 2004 record date, the Company had approximately 5,700 beneficial holders of record of its Common Stock. The Company has never paid, and has no present plans to pay, a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the expansion of its business.

Item 6.  Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries. The balance sheet data at December 31, 2003 and 2002 and the statement of operations data for the years ended December 31, 2003, 2002 and 2001 have been derived from the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data for the years ended December 31, 2001, 2000 and 1999 and the statement of operations data for the years ended December 31, 2000 and 1999 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K.

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2003	2002	2001	2000	1999

	(In thousands, except per share data and operating data)

Statement of Operations Data:
Net sales	$460,772	$414,643	$541,075	$634,063	$499,792
Cost of sales	410,078	371,725	487,450	574,080	451,025

Gross profit	50,694	42,918	53,625	59,983	48,767
Selling, general and administrative expenses	43,252	40,294	51,460	58,519	53,880
Advertising expense	6,597	1,354	2,525	3,113	3,622

Income (loss) from operations before state tax adjustment	845	1,270	(360)	(1,649)	(8,735)
State tax (benefit) expense (1,2)	(2,103)	2,145

Income (loss) from operations	2,948	(875)	(360)	(1,649)	(8,735)
Other (income) expense, net (4,5)	379	(58)	(26)	(1,106)	561

Income (loss) before income taxes	2,569	(817)	(334)	(543)	(9,296)
Provision (benefit) from income taxes	1,001	(302)	(149)	(188)	(2,637)

Income (loss) before cumulative effect of change in accounting principle	1,568	(515)	(185)	(355)	(6,659)
Cumulative effect of change in method of revenue recognition (3)				(59)

Net income (loss)	$1,568	$(515)	$(185)	$(414)	$(6,659)

Basic income (loss) per share	$0.11	$(0.04)	$(0.01)	$(0.03)	$(0.50)

Weighted average shares used in computation of basic income (loss) per share	13,644	13,587	13,488	13,383	13,287

Diluted income (loss) per share	$0.11	$(0.04)	$(0.01)	$(0.03)	$(0.50)

Weighted average shares used in computation of diluted income (loss) per share	13,739	13,587	13,488	13,383	13,287

Pro forma amounts assuming the new revenue recognition principle is applied retroactively- (3)
Net loss				$(355)	$(6,543)
Basic and diluted loss per share				$(0.03)	$(0.49)

Balance Sheet Data:
Working capital	$20,884	$20,587	$18,908	$17,180	$17,484
Total assets	92,885	79,952	80,001	116,465	98,744
Short-term debt	8,683	226	1,412	1,905	1,615
Long-term debt, net of current portion	1,667		226	1,197	986
Total shareholders’ equity	$32,701	$31,097	$31,558	$31,603	$31,840

Selected Operating Data (unaudited):
Number of shipments	473,098	506,877	611,002	866,916	844,646
Average order size (6)	$982	$821	$896	$748	$556
Number of outbound account executives	207	178	176	274	238

(1)	During the fourth quarter of 2003, the Company reached final resolution and settled with the Washington State Department of Revenue regarding the tax years 1996 through 1999. The Company recorded a benefit for this resolution of $2.1 million.

(2)	During the fourth quarter of 2002, the Company received the final determination from the Washington State Department of Revenue regarding the tax years 1996 through 1999. The Company recorded a charge for this determination of $2.1 million.

(3)	During the fourth quarter of 2000, the Company implemented Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. Effective January 1, 2000, the Company recorded the cumulative effect of the accounting change. The pro forma amounts shown on the income statement have been adjusted for the effect of retroactive application of the revenue recognition method, which would have been made had the new method been in effect, net of related income taxes.

(4)	During the first quarter of 2000, the Company recognized a one time gain on the sale of its Indian subsidiary of $1.3 million.

(5)	During 1999, the Company recognized gains and losses on the divestiture of an investment with majority control in Austria, France, Germany, Mexico, Switzerland and the United Kingdom, resulting in a net loss of $541,000.

(6)	Average order size is calculated by dividing gross sales by the number of shipped orders.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “expect”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in the risk factors on pages 4 – 7 of this document. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, reliance on vendor support and relationships, pressure on margins, state tax uncertainties, the industry’s rapid technological change and the Company’s exposure to inventory obsolescence. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K.

General

The Company’s net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Other expense represents interest expense net of non-operating income.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and should be read in conjunction with its summary of significant accounting policies (see Note 2 of the Company’s Notes to Consolidated Financial Statements). The Company’s critical accounting policies are as follows:

•	Revenue recognition

•	Valuation of current assets and estimating market inventory obsolescence

•	Accounting for income taxes

•	Goodwill

Revenue recognition.

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. Additionally, the Company offers limited return rights on its product sales. At the point of sale, the Company also provides for an allowance for sales returns, which is established based on historical experience. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk, and credit risk, revenues are recorded gross. If any of those criteria are not present, revenue and cost of sales are recorded net.

Valuation of current assets and estimation of market inventory obsolescence.

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

The Company maintains a valuation allowance for potentially uncollectable amounts due from its vendors which arise from product returns, standard vendor price protection programs, cooperative advertisement reimbursements and vendor rebate programs. Amounts received from vendors may vary from amounts recorded based on the difference between the current market price of a product returned and its acquisition price or the denial of price protection, cooperative reimbursement or vendor rebates due to noncompliance with specific attributes of the vendor programs. The Company regularly reviews its vendor receivables and provides a valuation allowance based on historical collections and the comparison of amounts recorded versus subsequently received.

The Company records inventory at lower of FIFO cost or market. It estimates the amount of unmarketable inventory based on the difference between the cost of the inventory and the market value, which is based on assumptions of market demand, current market conditions, most recent actual sales prices and age and condition of products.

Accounting for income taxes.

The Company is required to estimate income taxes in states in which it is registered and/or has a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies. The Company exercised judgment as of December 31, 2003 and 2002, and did not provide a valuation allowance against its deferred tax asset believing that it is more likely than not that future taxable income and tax planning will be sufficient to recover the deferred tax asset. The Company based this decision on the cumulative profitability of the past three years and the anticipated taxable income in the future. However, the guidelines provided by SFAS 109 are stringent and if the Company is unable to provide positive evidence that the deferred tax asset is recoverable, it will be required to provide a valuation allowance against the deferred tax asset. If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the Consolidated Statement of Operations.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually on the purchase date, or when events indicate that impairment exists.

Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s Consolidated Statements of Operations expressed as a percentage of net sales.

	Year ended December 31,

	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	89.0	89.6	90.1

Gross profit	11.0	10.4	9.9
SG&A expenses	9.4	9.7	9.5
Advertising expense	1.4	0.3	0.5
State tax (benefit) expense	(0.4)	0.6	—

Income (loss) from operations	0.6	(0.2)	(0.1)
Other expense, net	0.1	0.0	0.0

Income (loss) before income taxes	0.5	(0.2)	(0.1)
Provision (benefit) from income taxes	0.2	(0.1)	0.0

Net income (loss)	0.3%	(0.1)%	(0.1)%

Product Mix:
Notebook & PDA’s	14.8%	16.2%	14.4%
Desktops & Servers	20.9	20.3	25.1
Software	13.7	16.4	12.3
Storage	10.7	10.0	12.8
NetComm	5.4	5.9	5.8
Printers	8.9	8.1	6.4
Monitors & Video	9.6	9.6	8.9
Memory & Processors	6.0	4.3	4.7
Accessories & Other	10.0	9.2	9.6

Total	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2003 and 2002

Net Sales. Consolidated net sales increased 11.1%, to $460.8 million in 2003 from $414.6 million in 2002. The increase in sales resulted primarily from the impact of the CPCS acquisition. CPCS net sales increased the Company’s net sales by $60.3 million. The Company’s net sales excluding CPCS were $400.5 million, a 3.4% decline from the prior year. This decline is primarily to the result of reduced sales to a former major customer, as anticipated, due to the expiration of the Company’s contract with the customer in June 2003. Sales to this major customer decreased 38.0% to $37.7 million in 2003 compared to $60.7 million in 2002. While the Company may continue to receive some level of business from this customer, it anticipates that net sales to this customer will decline further from the sales generated in 2003. Consolidated outbound sales, which include sales by CPCS, to the SMB, large and public sector accounts increased 19.8% to $411.3 million in 2003 from $343.4 million in 2002. Net sales to large accounts, which include sales by CPCS, were $217.8 million in 2003 compared to $126.2 million in 2002. The Company’s average order size increased to $982 in 2003 compared to $821 in 2002, primarily due to its focus on the business customer. Partly as a result of the Company’s decision to begin collecting sales tax in the States of California and Missouri during the first quarter of 2003, sales by the Company’s catalog/inbound division decreased 30.5% to $49.5 million during 2003 compared to $71.2 million in 2002.

Gross Profit. Consolidated gross profit increased to $50.7 million in 2003 compared to $42.9 million in 2002. Gross profit as a percentage of net sales increased to 11.0% in 2003 compared to 10.4% in 2002. Gross profit margins during 2003 were primarily impacted by the Company’s January 1, 2003 adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $5.5 million of vendor consideration as a reduction to cost of sales in 2003, which included $5.6 million in vendor consideration net of a $127,000 deferral of vendor consideration. Excluding the impact of EITF 02-16, the gross profit margin would have been 9.8% for 2003 which is a decline from 2002. This percentage is a non-GAAP measure that is being presented for comparison purposes only as the adoption of EITF 02-16 did not impact prior year gross profit margins. Gross profit margins were also impacted by the Company aggressively taking advantage of favorable discount terms offered by certain vendors and vendor programs. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.

Selling, General and Administrative Expenses. SG&A expenses increased 7.3% to $43.3 million in 2003 from $40.3 million in 2002, but declined as a percentage of net sales to 9.4% in 2003 from 9.7% in 2002. The increase in SG&A expenses is primarily due to the acquisition of CPCS. There were also expenses of $495,000 and $364,000 associated with the Company’s relocation of its corporate headquarters and abandonment costs associated with the going private proposal, respectively. These increases were mitigated by the Company’s reduction in variable costs associated with credit card fees and warehousing costs which declined by $1.0 million in 2003 compared to the prior year, due to a shift in the Company’s customer mix and an increase in the Company’s use of drop ship relationships with its vendors. Additionally, the Company made improvements in business processes resulting in the elimination of redundant headcount and reduced technology infrastructure costs.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising increased to $6.6 million in 2003 from $1.4 million in 2002. This increase is primarily due to the Company’s adoption of EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $5.6 million of vendor consideration as a reduction to cost of sales in 2003 rather than as an offset to advertising expense as in prior years. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising reimbursements received from the Company’s vendors due to changes in vendor programs.

State Tax Benefit/Expense. During the fourth quarter of 2003, the Company reached a final settlement with the Washington State Department of Revenue with respect to its state tax audit. The audit results have been under appeal since the Company received an agency determination letter in November of 2002. The settlement resolves the tax rate classification of certain vendor cooperative reimbursements under the Washington business and occupation tax. The agreement covers the audit periods 1996 – 1999 and all periods thereafter through August 2003. The Company recorded a benefit of $2.1 million in the fourth quarter of 2003, effectively reversing the fourth quarter charge taken in 2002 related to this assessment.

Other Income/Expense, net. Other expense was $379,000 in 2003 compared to other income of $58,000 in 2002. The increased expense is primarily due to interest costs associated with the Company’s working capital line. The Company utilized its working capital line during 2003 to acquire the outstanding stock of CPCS, as well as aggressively taking advantage of favorable discount terms offered by certain vendors. Additionally, the Company’s customer mix is more apt to use open account to purchase than credit cards, which increases the days sales outstanding, which may require the Company to utilize its general corporate funds, or its working capital facility. Other income/expense included interest expense primarily due to the Company’s use of its working capital line of $310,000 in 2003 compared to $12,000 in 2002.

Income Tax Provision/Benefit. The income tax provision for 2003 was $1.0 million compared to an income tax benefit for 2002 of $302,000. The effective tax rates expressed as a percent of income were 38.9% and 36.9% for the years ended December 31, 2003 and 2002, respectively. The change in the effective rate is due to the impact of certain permanent tax differences, as well as an increase in the number of states in which the Company is required to pay income taxes.

Net Income/Loss. The Company recorded net income of $1.6 million, or $0.11 per basic and diluted share, for fiscal year 2003. Net income for 2003 includes a benefit relating to the settlement of its Washington State tax audit. This compares to a net loss of $515,000, or $0.04 per basic and diluted share, in 2002. This loss included a charge relating to the Company’s Washington State tax audit.

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

Selling, General and Administrative Expenses. SG&A expenses decreased 21.7% to $40.3 million in 2002 from $51.5 million in 2001. As a percentage of net sales, SG&A was 9.7% in 2002 compared to 9.5% in 2001. The variable costs associated with credit card fees and warehousing costs declined by $1.2 million in 2002 compared to prior year in conjunction with the decline in sales volume. The Company made improvements in business processes resulting in the elimination of redundant headcount and reduced technology infrastructure costs. Total wages and benefits declined by $4.8 million during 2002 compared to prior year. This decrease includes wage reductions due to headcount eliminations and declines in variable commission costs that declined due to the drop in sales volume. In addition, it reassessed the estimated useful lives of selected technology assets and extended their depreciation period resulting in a reduction of depreciation expense of approximately $990,000 in 2002.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising decreased to $1.4 million in 2002 from $2.5 million in 2001. The decline is primarily due to the Company’s shift in focus to business to business sales. During 2002, the Company stopped circulation its PC Zone catalog and discontinued the PC Zone specific internet portal.

State Tax Adjustment. The Washington State Department of Revenue issued its final determination regarding the Company’s 1996 through 1999 tax years. Due to the determination, the Company recorded a $2.1 million charge to expense during the fourth quarter of 2002. The Company filed a petition for reconsideration of this determination and settled in 2003.

Other Income/Expense, net. Other income was $58,000 in 2002 compared to $26,000 in 2001. This represents interest income from short-term investments offset by interest expense.

Income Tax Benefit. The income tax benefit for 2002 was $302,000. The income tax benefit for 2001 was $149,000. The tax rates were 36.9% and 44.6% for the years ended December 31, 2002 and 2001, respectively. The change in the effective rate is due to the impact of certain permanent tax differences and changes in prior year estimated taxes.

Net Loss. For the year ended December 31, 2002, the Company recorded a net loss of $515,000, or $0.04 per basic and diluted share. This loss includes a charge relating to Washington State tax audit adjustment. This compares to fiscal year 2001‘s net loss of $185,000, or $0.01 per share.

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

Liquidity and Capital Resources

The Company’s total assets were $92.9 million at December 31, 2003, of which $79.1 million were current assets. At December 31, 2003 and 2002, the Company had cash and cash equivalents of $5.2 million and $9.0 million respectively, and working capital of $20.9 million and $20.6 million, respectively. Net cash used by operating activities was $5.6 million in 2003 compared to net cash used by operating activities of $3.0 million in 2002. The cash outflow in 2003 was primarily due to a significant increase in accounts receivable; offset by increases in accounts payable and accrued liabilities, generally due to the March 31, 2003 acquisition of CPCS. Accounts receivable increased by $5.3 million, while accounts payable and accrued liabilities increased by $5.2 million and $2.8 million, respectively. Accounts receivable days outstanding at December 31, 2003 increased to 44 days compared to 41 for the year ended December 31, 2002. The increase in days outstanding is a function of the Company’s customer mix. The Company’s business customers generally utilize open account when purchasing compared to credit card sales generally associated with consumer customers.

Cash outlays for capital expenditures were $1.6 million in 2003, flat with 2002. These expenditures were primarily for information systems and software, leasehold improvements, telecommunications system enhancements and furniture and equipment. The Company acquired CPCS on March 31, 2003. This acquisition had a cash outlay, net of cash acquired, of $3.7 million, as well as a non-cash component for a $2.5 million note payable. The current portion of this non-cash event will become due on March 31, 2004 dependant on certain thresholds of earnings before income, tax, depreciation and amortizations (“EBITDA”). Additionally, the Company may be liable for an earn-out amount associated with the acquisition of CPCS. The earn-out available to the former shareholders of CPCS is based on hitting certain EBITDA thresholds. Any amount owed would be funded by the Company’s general funds or its working capital facility.

At December 31, 2003, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility expires on November 26, 2004.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At December 31, 2003, the Company was compliant with all covenants of this facility. At December 31, 2003, $7.9 million of working capital advances were outstanding and accounts payable of $14.7 million was owed to this financial institution related to inventory purchases. The Company’s increased usage of its credit facility during 2003 was due to its change in customer mix, focusing on the business customer who primarily utilize open account when purchasing, and as a result of it’s acquisition of CPCS.

The Company believes that its existing available cash and cash equivalents, 2004 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments as of December 31, 2003:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years		More than 5 years

Long-Term Debt (a)	$2,500	$833	$1,667	$		$
Operating Leases (b)	11,682	621	2,185		2,182		6,694
Purchase Obligations (c)	7,606	7,606

Total (d)	$21,788	$9,060	$3,852		$2,182		$6,694

(a)	Reflects the notes payable recorded in connection to the Company’s March 31, 2003 acquisition of CPCS. Actual amount to be paid out subject to reduction (see Footnote 13 to accompanying financial statements).

(b)	Represents the Company’s commitments under operating leases associated with contracts that expire at various times.

(c)	Purchase obligations represents the amount of open purchase orders the Company has outstanding with its vendors. These obligations may be canceled, prior to shipment, at the Company’s discretion.

(d)	The Company has a contractual obligation to the former shareholders of CPCS for both an earn-out component to the Stock Purchase Agreement, as well as notes payable issued at the time of the acquisition (see footnote 13). Both of these future payments will be based on certain EBITDA thresholds calculated annually on the date of acquisition. At this time the Company cannot reasonably estimate the future amounts owed to the former shareholders of CPCS.

Other Matters

New Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, on November 5, 2003 the FASB deferred for an indefinite period certain mandatory redeemable non-controlling interest in finite-lived subsidiaries. The adoption of SFAS 150 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

FASB Interpretation No. 46 (FIN 46), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, was issued in January 2003, which was further revised in December 2003 with FIN 46R. FIN 46 provides guidance on the identification and consolidation of entities (termed “variable interest entities”) for which control is achieved by means other than through voting rights. The adoption of this Interpretation for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003 the effective date is for reporting periods ending after March 15, 2003. Management does not believe that the application of FIN 46 will have a material impact on the Company’s results of operations, financial position or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (SAB 104), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104‘s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not affect the Company’s revenue recognition policies, or the Company’s results of operations, financial position or cash flows.

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Customers by Manufacturers. EITF 03-10 provides guidance on the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendors’ sales incentives offered directly to consumers. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first fiscal quarter ended May 1, 2004. Management does not believe that the application of EITF 03-10 will have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2003, SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was revised to include various additional disclosure requirements. SFAS No. 132R is effective for fiscal years ending after December 15, 2003.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company’s unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had $7.9 million of interest bearing borrowings outstanding pursuant to the credit agreement as of December 31, 2003. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company’s financial position, results of operations and cash flows should not be material.

Item 8.  Financial Statements and Supplementary Data

The information required by this item is included in this report beginning at page 28.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Control and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2003, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.  Directors and Executive Officers of the Registrant

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholder under the caption “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also the information concerning executive officers of the Company included in Item 4a of Part I in this Report.

The Board of Directors has determined that John Bauer qualifies as an audit committee financial expert; as such term is defined in recently adopted rules of the Securities and Exchange Commission implementing requirements of the Sarbanes-Oxley Act of 2002.

The Company’s Code of Business Conduct and Ethics has been approved by its Board of Directors and will apply to all of its team members and directors, including its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to its business.

The Company anticipates communicating its Code of Business Conduct and Ethics, and making a copy available on its website at www.zones.com/IR, by April 29, 2004. In the event that an amendment to, or a waiver from, a provision of the Company’s Code of Business Conduct and Ethics that applies to any of its officers or directors is necessary, the Company intends to post such information on its website at www.zones.com/IR.

The Company undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to Zones, Inc., Investor Relations, 1102 15 (th) Street SW, Suite 102, Auburn, WA 98001-6509.

Item 11.  Executive Compensation

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13.  Certain Relationships and Related Transactions

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14.  Principal Accountant Fees and Services

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2004 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees.”

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on form 8-K

(a) 1. Financial Statements:

The financial statements of Zones, Inc. and its subsidiary, and the Report of Independent Auditors are included herein beginning on page 28.

2. Financial Statement Schedules:

See Schedule II, Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference

			Form	Exhibit No.	File No.	Filing Date

3.1	Restated Articles of Incorporation of Multiple Zones		S-1	3.1	333-04458	6/5/96
	International, Inc.

3.2	Articles of Amendment of Multiple Zones, Inc.		8-K	3.1	000-28488	5/10/01

3.3	Article of Amendment of Multiple Zones, Inc.		S-8	4.2	333-110750	11/25/03

3.4	Amended and Restated Bylaws of Multiple Zones		10-K	3.2	000-28488	3/31/99
	International, Inc.

4.1	Form of Common Stock Certificate of Zones, Inc.

10.1	Multiple Zones International, Inc. Amended and Restated		14-A		000-28488	4/15/99
	1993 Stock Incentive Plan*

10.2	Multiple Zones International, Inc. 1999 Director Stock		14-A		000-28488	4/15/99
	Option Plan*

10.3	Form of Stock Option Agreement (used for grants to		S-1	10.4	333-04458	6/5/96
	executive officers after March 31, 1996)*

10.4	Form of Stock Option Agreement (used for grants to outside		S-1	10.16	333-04458	6/5/96
	directors)*

10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96

10.6	Multiple Zones International, Inc. Employee Stock Purchase		S-1	10.6	333-04458	6/5/96
	Plan*

10.7	Amendment of 1996 Employee Stock Purchase Plan		10-Q	10.3	000-28488	8/14/03

10.8	Multiple Zones International, Inc. Management Incentive		S-1/A	10.7	333-04458	6/6/96
	Plan*

10.9	Form of Indemnification Agreement between Multiple		S-1	10.15	333-04458	6/5/96
	Zones International, Inc. and certain executive officers and
	outside directors*

10.10	Amended and Restated Indemnification Agreement		10-Q	10.1	000-28488	11/14/03

10.11	Employment Agreement dated as of February 1, 2001		10-Q	10.1	000-28488	11/9/01
	between Multiple Zones, Inc. and Scott Koerner*

10.12	Industrial Real Estate Lease dated April 10, 1997 between		10-K	10.18	000-28488	4/1/98
	Multiple Zones International, Inc. and Pacific Industrial
	Park, LLC

10.13	Ingram Micro Resale Agreement dated April 1, 1996		S-1	10.25	333-04458	6/5/96
	between Multiple Zones International, Inc. and Ingram
	Micro

10.14		Authorized Apple Catalog Reseller Agreement between		S-1	10.26	333-04458	6/5/96
		Multiple Zones International, Inc. and Apple Computer, Inc.

10.15		Storage and Distribution Agreement dated September 28,		S-1	10.27	333-04458	6/5/96
		1992 between Multiple Zones International, Inc. and
		Advanced Logistics Services Corp.

10.16		Amendment to Storage and Distribution Agreement dated		10-K	10.18	000-28488	3/13/01
		September 1, 2000 between Multiple Zones International,
		Inc. and Airborne Logistics Services Corp.

10.17		Business Loan Agreement dated December 10, 1999		10-K	10.21	000-28488	3/29/00
		between Multiple Zones International, Inc. and U.S. Bank
		National Association

10.18		Loan and Security Agreement dated November 25, 2002		10-K	10.20	000-28488	2/26/03
		between Zones, Inc and TransAmerica Commercial Finance

10.19		Amended and Restated Loan and Security Agreement dated		10-Q	10.1	000-28488	8/14/03
		April 11, 2003 between Zones, Inc, Corporate PC Source,
		Inc. and Transamerica Commercial Finance Corporation

10.20		Zones, Inc. 2003 Equity Incentive Plan*		14-A		000-28488	3/20/03

10.21		Stock Purchase Agreement, dated March 31, 2003, by		8-K	2.1	000-28488	4/3/03
		and among Zones, Inc. and Corporate PC Source, Inc. and
		Christina Corley, Robert Frauenheim, individually and as
		Trustee of the Robert Frauenheim Declaration of Trust
		dated September 17, 1997, and Daniel Frauenheim.

10.22		Form of Unsecured, Subordinated Promissory Note		10-Q	10.4	000-28488	8/14/03

10.23		Form of Unsecured, Subordinated Convertible Promissory Note		10-Q	10.5	000-28488	8/14/03

10.24		Office lease dated June 9, 2003 between Zones, Inc and the		10-Q	10.2	000-28488	8/14/03
		Boeing Company

10.25		Form of Stock Option Agreement (used for grants under the	X
		2003 Stock Equity Plan)*

23.1		Consent of PricewaterhouseCoopers LLP	X

31.1		Certification of Chief Executive Officer pursuant to	X
		Section 302 of the Sarbanes-Oxley Act of 2002 and
		the regulations promulgated thereunder

31.2		Certification of Chief Financial Officer pursuant to	X
		Section 302 of the Sarbanes-Oxley Act of 2002 and
		the regulations promulgated thereunder

32.1		Certification of Chief Executive Officer pursuant to	X
		Section 906 of the Sarbanes-Oxley Act of 2002 and
		the regulations promulgated thereunder

32.2		Certification of Chief Financial Officer pursuant to	X
		Section 906 of the Sarbanes-Oxley Act of 2002 and
		the regulations promulgated thereunder

	*	Management contract or compensatory plan or arrangement

(b) 3. Reports on Form 8-K

On November 17, 2003, the Company furnished a report on form 8-K containing the Company’s press release regarding its third quarter 2003 results from operations.

No other Reports on Form 8-K were filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONES, INC.

Date: February 25, 2004

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

Signature	Title	Date

/S/ JOHN H. BAUER	Director	February 25, 2004

John H. Bauer

/S/ JOHN T. CARLETON	Director	February 25, 2004

John T. Carleton

/S/ RICHARD E. CARTER	Director	February 25, 2004

Richard E. Carter

/S/ FIROZ H. LALJI	Director	February 25, 2004

Firoz H. Lalji

/S/ KATHLEEN S. PUSHOR	Director	February 25, 2004

Kathleen S. Pushor

/S/ WILLIAM C. KEIPER	Director	February 25, 2004

William C. Keiper
27

ZONES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Financial Statements:

Consolidated Balance Sheets
December 31, 2003 and 2002	29

Consolidated Statements of Operations	30
Twelve months ended December 31, 2003, 2002 and 2001

Consolidated Statement of Shareholders’ Equity
Twelve months ended December 31, 2003, 2002 and 2001	31

Consolidated Statements of Cash Flows
Twelve months ended December 31, 2003, 2002 and 2001	32

Notes to Consolidated Financial Statements	33

Report of Independent Auditors	48

Schedule II - Valuation and Qualifying Accounts	49
28

ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$5,180	$9,048
Receivables, net	59,965	45,368
Inventories, net	11,487	11,273
Prepaid expenses	1,101	1,239
Deferred income taxes	1,327	2,514

Total current assets	79,060	69,442
Property and equipment, net	4,355	5,565
Goodwill	4,193
Deferred income taxes	5,110	4,771
Other assets	167	174

Total assets	$92,885	$79,952

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,270	$38,453
Accrued liabilities	8,223	9,960
Line of credit	7,850
Current portion of capital lease obligations		226
Current portion of deferred rent obligation		216
Notes payable to former shareholders of CPCS, Inc.	833

Total current liabilities	58,176	48,855
Notes payable to former shareholders of CPCS, Inc., net of current portion	1,667
Deferred rent obligation	341

Total liabilities	60,184	48,855

Commitments and contingencies (Note 9)

Shareholders’ equity:
Common stock, no par value, 45,000,000 authorized;
13,659,371 and 13,609,956 shares issued and outstanding
at December 31, 2003 and 2002, respectively	39,590	39,554
Accumulated deficit	(6,889)	(8,457)

Total shareholders’ equity	32,701	31,097

Total liabilities and shareholders’ equity	$92,885	$79,952

The accompanying notes are an integral part of the consolidated financial statements.
29

ZONES, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data)

	Year ended December 31,
	2003	2002	2001

Net sales	$460,772	$414,643	$541,075
Cost of sales	410,078	371,725	487,450

Gross profit	50,694	42,918	53,625
Selling, general and administrative expenses	43,252	40,294	51,460
Advertising expense	6,597	1,354	2,525

Income (loss) from operations before state tax adjustment	845	1,270	(360)
State tax benefit (expense)	2,103	(2,145)

Income (loss) from operations	2,948	(875)	(360)

Interest expense	424	94	309
Other (income) expense	(45)	(152)	(204)
Minority interest			(131)

	379	(58)	(26)

Income (loss) before income taxes	2,569	(817)	(334)

Provision (benefit) for income taxes	1,001	(302)	(149)

Net income (loss)	$1,568	$(515)	$(185)

Basic income (loss) per share	$0.11	$(0.04)	$(0.01)

Weighted average shares used in computing basic income (loss) per share	13,644	13,587	13,488

Diluted income (loss) per share	$0.11	$(0.04)	$(0.01)

Weighted average shares used in computing diluted income (loss) per share	13,739	13,587	13,488

The accompanying notes are an integral part of the consolidated financial statements.
30

ZONES, INC. CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (in thousands, except share data)

	Common Stock
	Shares	Amount	Accumulated Deficit	Total

Balance, January 1, 2001	13,403,658	$39,360	$(7,757)	$31,603
Issuance of common stock	131,248	136		136
Exercise of stock options	1,500	4		4
Net loss			(185)	(185)

Balance, December 31, 2001	13,536,406	39,500	(7,942)	31,558

Issuance of common stock	73,550	54		54
Net loss			(515)	(515)

Balance, December 31, 2002	13,609,956	39,554	(8,457)	31,097

Issuance of common stock	44,415	32		32
Exercise of stock options	5,000	4		4
Net income			1,568	1,568

Balance, December 31, 2003	13,659,371	$39,590	$(6,889)	$32,701

The accompanying notes are an integral part of the consolidated financial statements.
31

ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Year ended December 31,
	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$1,568	$(515)	$(185)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation and amortization	3,228	3,611	6,115
Deferred income taxes	950	(335)	(170)
Loss on disposal of assets		14
Minority interest			(131)

(Increase) decrease in assets and liabilities:
Accounts receivable	(5,301)	(11,148)	27,583
Inventories	1,651	5,623	12,154
Prepaid expenses and other assets	289	(92)	1,054
Accounts payable	(5,181)	(3,581)	(23,508)
Accrued liabilities	(2,844)	3,464	(3,456)

Net cash provided by (used in) operating activities	(5,640)	(2,959)	19,456

Cash flows from investing activities:
Purchases of property and equipment	(1,627)	(1,647)	(1,948)
Payment for acquisition, net of cash acquired	(3,719)

Net cash used in investing activities	(5,346)	(1,647)	(1,948)

Cash flows from financing activities:
Net change in book overdrafts	1,639	1,941	(7,860)
Net change in line of credit	5,669
Payments on capital lease obligations	(226)	(1,412)	(1,463)
Restricted cash		930
Proceeds from sale of common stock	36	54	140

Net cash provided by (used in) financing activities	7,118	1,513	(9,183)

Net increase (decrease) in cash and cash equivalents	(3,868)	(3,093)	8,325
Cash and cash equivalents at beginning of period	9,048	12,141	3,816

Cash and cash equivalents at end of period	$5,180	$9,048	$12,141

Supplemental cash flow information:
Cash paid for interest	$265	$92	$290
Cash paid for income taxes	$2	$10	$16
Noncash investing and financing activity:
Capital leases to finance purchases of equipment			$573
Note payable for acquisition of subsidiary	$2,500

The Company purchased all of the capital stock of CPCS on March 31, 2003 for $6.2 million, net of cash acquired. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired	$17,448
Cash paid for capital stock	(5,177)
Note payable issued for acquisition of capital stock	(2,500)

Liabilities assumed	$9,771

The accompanying notes are an integral part of the consolidated financial statements.

32
ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Business

Zones, Inc. and its subsidiaries (the “Company”) are single-source direct marketing resellers of name-brand information technology products to the small to medium sized business market, large and public sector accounts, while supporting their legacy Mac customers through an inbound call center promoted by circulation of the Mac Zone catalog and a dedicated website. Zones sells these products through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Microsoft, Sony and Toshiba.

Incorporated in 1988, Zones, Inc., is headquartered in Auburn, Washington. Buying information is available at http://www.zones.com, or by calling 800-258-2088. The Company’s investor relations information can be accessed online at www.zones.com/IR.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiaries. Inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

Cash and cash equivalents represent highly liquid investments with original maturities of three months or less at the date of purchase.

Concentration of Credit Risk

Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States. The Company has not experienced any losses associated with cash balances and believes that there is minimal risk associated with the cash balances. Except for amounts due from a significant customer (see Note 14), concentration of credit risk with respect to trade receivables is limited due to the Company’s diverse customer base. The Company closely monitors extensions of credit, but does not require collateral.

Inventories

Inventories consist primarily of computer hardware and software. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. Market valuation was determined to be less than FIFO at December 31, 2003 and 2002, and allowances were provided for obsolescence of approximately $763,000 and $1,084,000, respectively.

The Company currently buys a significant portion of its products from three suppliers. Purchases from Ingram Micro, Synnex and Tech Data represented 21.4%, 11.6% and 8.9%, respectively, of the Company’s total product purchases in 2003. Purchases from Ingram Micro, Tech Data and Apple Computer represented 26.0%, 13.8% and 12.1%, respectively, of the Company’s total product purchases in 2002. Purchases from Ingram Micro, Apple Computer and Tech Data represented 30.8%, 14.6% and 10.5%, respectively, of the Company’s total product purchases in 2001. No other vendor supplied more than 10.0% of the Company’s total product purchases in 2003, 2002 or 2001. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers was interrupted.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from 2 to 5 years and other property and equipment from 3 to 11 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 3 to 11 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.
33

Capitalized internal software development costs totaled $515,000, $583,000 and $421,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

In January 2002, the Company revised its estimate of the useful lives of certain technology assets. These changes were made to better reflect the estimated periods during which the assets will remain in service. The impact was primarily due to the Company’s planned investment in a new enterprise system that was delayed due to the economic environment. Therefore, the Company reevaluated the useful life of its existing enterprise system, in conjunction with the estimated life of its investment in web development. The change had the effect of increasing depreciation expense for the year ending December 31, 2003 by $401,000, or $0.03 per share, and providing a benefit which reduced depreciation expense for the year ending December 31, 2002 by approximately $990,000, or $0.07 per share.

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually on the purchase date, or when events indicate that impairment exists. The changes in the carrying amount of goodwill for the year ended December 31, 2003 are as follows:

Balance as of January 1, 2003	$—
Goodwill acquired	4,193
Impairment loss
Balance as of December 31, 2003	$4,193

Stock Compensation

The Company accounted for its stock option plans described in Note 10 by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123,as amended by SFAS 148, the Company’s net income (loss) and income (loss) per share would have increased to the pro forma amounts indicated below (in thousands, except per share data):
	Year ended December 31,
	2003	2002	2001

Net income/(loss) - as reported	$1,568	$(515)	$(185)
Add:
Total compensation cost included in net income/(loss),
net of tax
Less:
Total compensation cost determined under fair value based
method for all awards, net of tax
	(468)	(571)	(883)

Net income/(loss) - pro forma	$1,100	$(1,086)	$(1,068)
Basic and diluted income/(loss) per share - as reported	$0.11	$(0.04)	$(0.01)
Basic and diluted income/(loss) per share - pro forma	$0.08	$(0.07)	$(0.08)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing
34

model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001, respectively: expected volatility of 218%, 195% and 119%; risk-free interest rate of 2.87%, 3.82% and 4.55%; and expected lives of 4 years

For the twelve months ended December 31, 2003, 44,415 shares were purchased under the Employee Stock Purchase Plan (“ESPP”). The weighted-average fair value at date of grant was $0.55 for the option value of the shares of common stock issued during the twelve months ended December 31, 2003 under the ESPP, and was estimated using the Black-Scholes option-pricing model. The following weighted average assumptions were applied: (i) expected dividend yield of 0.0%, (ii) expected volatility rate of 84.0%, (iii) expected life of three months, and (iv) risk-free three-month interest rate of 0.9%.

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

Revenue Recognition

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. The Company offers limited return rights on its product sales. At the point of sale, the Company provides for an allowance for sales returns, which is established based on historical experience. Amounts billed for shipping and handling are recorded as revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk, and credit risk, revenues are recorded gross. If any of those criteria are not present, revenue and cost of sales are recorded net.

Advertising Expenses

The Company produces and distributes catalogs at various intervals throughout the year. The costs to produce and distribute individual catalogs; including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month). Capitalized advertising costs of $350,000 and $514,000 were included with prepaid expenses at December 31, 2003 and 2002, respectively. The Company receives cooperative advertising expense reimbursements from most vendors for whom the Company places advertisements in its catalogs. For fiscal year 2002 and 2001, these funds reduced the net advertising expense in the same period in which the corresponding catalog cost was recognized. Advertising expense, net of cooperative advertising reimbursements totaled $6,597,000, $1,355,000 and $2,525,000 for the years ended December 31, 2003, 2002 and 2001, respectively. The significant increase in advertising expense in 2003 is primarily due to the Company’s January 1, 2003 adoption of EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company recorded $5.6 million of vendor consideration as a reduction to cost of product in 2003 rather than as an offset to advertising expense as in prior years.

Other Income/Expense

Other income/expense includes interest income earned on cash and cash equivalents, net of interest expense. Interest expense includes fees associated with the Company’s working capital line as well as accrued interest associated with the notes payable to the former shareholders of CPCS recorded as part of the acquisition.

Segment Reporting

The Company is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small to medium sized businesses, enterprise, and the public sector markets. The Company had previously used a single segment approach to financial disclosure. However, the Company’s decision makers view the subsidiary activities of Corporate PC Source, Inc. (“CPCS”) separately for internal reporting. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company allocates resources to, and evaluates performance of, its segments based on both sales and operating income. Inter-segment transactions are eliminated in consolidation. The Company has not disclosed segment information for the comparative prior year information as it acquired its subsidiary on March 31, 2003.

A summary of the Company’s operations by segment is detailed in Note 14.

Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the fiscal year 2003 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 clarifies the accounting for certain financial instruments with characteristics of both liabilities and equity and requires that those instruments be classified as liabilities in statements of financial position. Previously, many of these financial instruments were classified as equity. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003 and is otherwise effective at the beginning of the first interim period after June 15, 2003. However, on November 5, 2003 the FASB deferred for an indefinite period certain mandatory redeemable non-controlling interest in finite-lived subsidiaries. The adoption of SFAS 150 did not have a significant impact on the Company’s results of operations, financial position or cash flows.

On December 17, 2003, the Staff of the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 104 (“SAB 104”), Revenue Recognition, which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104‘s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 in December 2003 did not affect the Company’s revenue recognition policies, or the Company’s results of operations, financial position or cash flows.

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, was issued in January 2003, which was further revised in December 2003 with FIN 46R. FIN 46 provides guidance on the identification and consolidation of entities (termed “variable interest entities”) for which control is achieved by means other than through voting rights. The adoption of this Interpretation for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003 the effective date is for reporting periods ending after March 15, 2003. Management does not believe that the application of FIN 46 will have a material impact on the Company’s results of operations, financial position or cash flows.

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the prices of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. The Company adopted the provisions of this issue for all agreements modified or entered into on or after January 1, 2003. The adoption of this issue resulted in the reclassification of certain amounts historically classified as a reduction of advertising expense to a reduction of product purchase costs on a prospective basis. The adoption of this issue had an impact on the Company’s net income (loss) from operations of $127,000 recorded in the fourth quarter of 2003. The following table gives pro-forma information as if this issue had been implemented for all periods presented. The non-GAAP information for the twelve months ended December 31, 2003 is presented for comparison purposes only (in thousands):

	Twelve months ended December 31, 2003
	Pro-Forma	EITF 02-16	As Reported

Cost of sales	$415,576	$(5,498)	$410,078
Gross Profit	$45,196	$5,498	$50,694
Advertising expenses, net	$972	$5,625	$6,597
Income from operations	$3,075	(127)	$2,948

	Twelve months ended December 31, 2002
	As Reported	EITF 02-16	Pro-Forma

Cost of sales	$371,725	$(5,924)	$365,801
Gross Profit	$42,918	$5,924	$48,842
Advertising expenses, net	$1,354	$5,924	$7,278

	Twelve months ended December 31, 2001
	As Reported	EITF 02-16	Pro-Forma
Cost of sales	$487,450	$(10,455)	$476,995
Gross Profit	$53,625	$10,455	$64,080
Advertising expenses, net	$2,525	$10,455	$12,980

In November 2003, the EITF reached a consensus on Issue 03-10, Application of EITF Issue No. 02-16, Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor, by Resellers to Sales Incentives Offered to Customers by Manufacturers. EITF 03-10 provides guidance on the accounting for consideration received by a reseller in the form of a reimbursement by the vendor for honoring the vendors’ sales incentives offered directly to consumers. The transition provisions apply prospectively to arrangements with vendors entered into or modified in fiscal periods beginning in the Company’s first fiscal quarter ended May 1, 2004. Management does not believe that the application of EITF 03-10 will have a material impact on the Company’s results of operations, financial position or cash flows.

In December 2003, SFAS No. 132 “Employers’ Disclosures about Pensions and Other Postretirement Benefits” was revised to include various additional disclosure requirements. SFAS No. 132R is effective for fiscal years ending after December 15, 2003.

3. Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value due to their short-term nature. The estimated fair value of the line of credit approximates the carrying value as this instrument requires interest payments at a market rate of interest plus a margin.

4. Receivables

Receivables consist of the following (in thousands):

	December 31,
	2003	2002

Trade	$53,028	$39,483
Vendor receivables/Co-op advertising	9,023	7,564
Other	648	921

	62,699	47,968
Less allowances	(2,734)	(2,600)

	$59,965	$45,368

5. Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002

Equipment	$14,390	$9,453
Computer hardware and software under capital leases	—	5,356
Computer software/Web development	15,708	14,521
Furniture and fixtures and leasehold improvements	586	3,293

	30,684	32,623
Less accumulated depreciation and amortization	(26,329)	(27,058)

Property and equipment, net	$4,355	$5,565

Included in accumulated depreciation and amortization is accumulated amortization associated with capital leases at December 31, 2003 and 2002 of $5,346,000 and $5,713,000, respectively.

6. Line of Credit

At December 31, 2003, the Company had a $40,000,000 credit facility, collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions. This credit facility expires on November 25, 2005 and is subject to annual renewals. The working capital and inventory advances bear interest at a rate of Prime + 0.50%, 4.75% at December 31, 2003. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date. Working capital advances outstanding at December 31, 2003 was $7,850,000. There were no working capital advances outstanding at December 31, 2002. Accounts payable included $14,749,000 owed to this financial institution related to inventory purchases at December 31, 2003 compared to $9,122,000 at December 31, 2002.

The Company uses this credit facility under its cash management system to cover checks presented for payment in excess of cash balances. As of December 31, 2003 and 2002, the Company had book overdrafts of $3,985,000 and $2,345,000, respectively, which are included with accounts payable.

The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. The Company was in compliance with the restrictive covenants contained in the agreement at December 31, 2003.

7. Accrued Liabilities and Other

Accrued liabilities consist of the following (in thousands):

	December 31,
	2003	2002

Accrued payroll	$2,654	$2,176
Accrued taxes	2,796	4,065
Accrued advertising	186	452
Accrued interest	81
Other accruals	2,506	3,267

Total	$8,223	$9,960

8. Income Taxes

The income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,

	2003	2002	2001

Current	$51	$33	$27
Deferred	950	(335)	(176)

Total	$1,001	$(302)	$(149)

The components of deferred taxes were as follows (in thousands):

	December 31,
	2003	2002

Assets:
Allowance for doubtful accounts	$753	$663
Inventory allowances	339	418
Deferred rent obligation	128	79
Accrued liabilities and other	310	1,354
Net operating losses	4,982	4,989

	$6,512	$7,503

Liabilities:
Property and equipment	(75)	(218)

	(75)	(218)

Net deferred tax asset	$6,437	$7,285

The net deferred tax asset is recognized in the accompanying balance sheet as follows (in thousands):

Current deferred tax asset	$1,327	$2,514
Non-current deferred tax asset	5,110	4,771

Net deferred tax asset	$6,437	$7,285

Although realization is not assured, management believes it is more likely than not that the deferred tax asset will be realized through future taxable income. The Company’s net operating losses begin expiring in 2019.

A reconciliation of the effective income tax rate on income or loss before taxes with the federal statutory rate follows:

	Year ended December 31,
	2003	2002	2001

Statutory rate	35.0%	(35.0%)	(35.0%)
State income tax	2.0	(1.1)	5.3
Permanent differences	1.6	3.7	13.8
Changes in prior year estimated taxes	0.4	(4.5)	(28.7)

Effective tax rate	39.0%	(36.9%)	(44.6%)

9. Commitments and Contingencies

Operating Leases

The Company leases its office, returns warehouse space and other equipment under non-cancelable operating leases that expire through 2014. Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges. At December 31, 2003, future minimum payments under operating leases were as follows (in thousands):

2004	$621
2005	$1,129
2006	$1,056
2007	$1,082
2008	$1,100
Thereafter	$6,694

Total	$11,682

Rental expense, which is recorded on a straight line basis, totaled $2,766,000, $2,564,000 and $2,823,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

Obligations Under Capital Leases

The Company leases equipment and software under various long-term capital leases. At December 31, 2003 the company had no outstanding lease obligations, and therefore, no future lease payments were due.

Distribution Center

The Company has contracted with a logistics company to provide and operate its primary distribution center under a renewable contract. Under this contract, the Company pays a flat rate for each purchase order received and customer order filled. During the years ended December 31, 2003, 2002 and 2001, warehousing expense totaled $1,892,000, $2,089,000 and $2,650,000, respectively, and was included in selling, general and administrative expense on the Statement of Operations.

Legal Proceedings

Various claims and actions considered normal to the Company’s business have been asserted and are pending against the Company. The Company believes that such claims and actions will not have a material adverse effect upon the Company’s financial position, cash flows or results of operations.

Liquidity

The Company believes that its existing available cash and cash equivalents, 2004 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

10. Shareholders’ Equity

Stock Options

In 1993, the Company adopted a Stock Incentive Plan (the “Plan”) whereby the Company may issue incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to key employees. As of December 31, 2003, only stock options have been granted under the Plan. Stock options are granted solely at the discretion of the Board of Directors and are generally issued at a price equal to the estimated fair market value of the stock at the date of grant. The term of each option granted is for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options may generally be exercised based on a vesting schedule determined by the Board of Directors, and the Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2003.

In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors. Options outstanding to these individuals at December 31, 2003 were 125,000 shares at option prices of $0.73 — $12.00 per share. The maximum number of shares to be granted under this plan was 150,000 at December 31, 2003.

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

Information regarding the stock option plans is as follows:

	Options	Weighted- Average Exercise Price	Options Exercisable

Outstanding, December 31, 2000	1,523,693	6.14	273,040
Granted	892,532	1.87
Exercised	(1,500)	3.13
Cancelled	(393,990)	6.22

Outstanding, December 31, 2001	2,020,735	4.24	576,939
Granted	492,200	0.88
Cancelled	(189,524)	3.52

Outstanding, December 31, 2002	2,323,411	3.58	961,248
Granted	1,678,900	1.00
Exercised	(5,000)	0.85
Cancelled	(667,629)	1.75

Outstanding, December 31, 2003	3,329,682	$2.68	1,310,817

For the years ended December 31, 2003, 2002 and 2001, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2003	2002	2001
Exercise price equals market price	$1.00	$0.86	$1.65

The following tables summarize information about fixed-price stock options outstanding at December 31, 2003:

Options Outstanding

Range of Exercise Prices	Number Outstanding at December 31, 2003	Weighted- Average Remaining Contractual Years	Weighted- Average Exercise Price

$ 0.73 - $ 0.96	793,380	8.66	$0.87
$ 1.05 - $ 1.06	1,071,000	9.54	1.06
$ 1.07 - $ 5.03	964,929	6.69	3.14
$ 5.19 - $15.00	500,373	5.64	8.10

$ 0.73 - $15.00	3,329,682	7.92	$2.68

Options Exercisable

Range of Exercise Prices	Number at December 31, 2003	Weighted-Average Exercise Price

$0.73 - $ 0.96	234,180	$0.84
$1.05 - $ 1.06	16,867	1.06
$1.07 - $ 5.03	626,523	3.34
$5.19 - $15.00	433,247	8.06

$0.73 - $15.00	1,310,817	$4.42

Employee Stock Purchase Plan
In December 1995, the Company adopted an Employee Stock Purchase Plan (the “Purchase Plan”) which was effective upon the completion of the public offering. Under the terms of the Purchase Plan, employees other than officers and employees of the Company’s subsidiaries may purchase a total of up to 700,000 shares of common stock. The purchase price per share is 85% of the lower of the market value per share of common stock determined as of the beginning or end of the quarterly purchase period specified in the Purchase Plan. As of December 31, 2003, the Company had permanently suspended this program and therefore had no available shares.

11. Earnings Per Share

The Company has 45,000,000 common shares authorized, and 13,659,371 issued and outstanding at December 31, 2003. The Company has also granted options to purchase common shares to the employees and directors of the Company. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands, except per share data).

	Year ended December 31,
	2003	2002	2001
Basic earnings per share:

Net income (loss)	$1,568	$(515)	$(185)

Weighted-average shares used in computing basic
income (loss) per share	13,644	13,587	13,488

Basic income (loss) per share	$0.11	$(0.04)	$(0.01)

Diluted earnings per share:

Net income (loss)	$1,568	$(515)	$(185)

Weighted-average shares used in computing
basic income (loss) per share	13,644	13,587	13,488
Stock Options	95

Weighted-average shares used in computing
diluted income (loss) per share	13,739	13,587	13,488

Diluted income (loss) per share	$0.11	$(0.04)	$(0.01)

The options may have a dilutive effect on the calculation of earnings per share. All options to purchase common stock were excluded from the computation of diluted earnings per share for the years ended December 31, 2002 and 2001 because the effect of the options on the calculation would have been anti-dilutive.

12. Deferred Income 401(k) Plan

The Company offers a deferred income 401(k) plan to substantially all full time employees with a minimum of six months of service. Participants may make tax-deferred contributions of up to 15% of annual compensation subject to certain limitations specified by the Internal Revenue Code. The Company provides a discretionary match as recommended by its Compensation Committee, and voted upon by its Board of Directors, on a quarterly basis. The Company’s Board of Directors approved a fourth quarter match during 2003. During 2002 and 2001, the Company’s Board of Directors approved a match in each of the quarters. For fiscal year 2003 and 2002, the Company provided a 50% match for all employee contributions, up to 6% of the employee’s annual compensation. During fiscal year 2001, the Company provided a 35% match for all employee contributions, up to 6% of the employee’s annual compensation. During fiscal 2003, 2002, and 2001, the Company expensed $74,000, $276,000 and $191,000, respectively, relating to employer contributions under the plan.

13. Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS. The acquisition of CPCS extends the Company’s reach into the mid-west and eastern United States Fortune 2000 customers.

Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Under the terms of the SPA, at closing the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principle amount of $2,500,000: $2,250,000 non-convertible notes, $250,000 convertible notes. Each non-convertible note has a three year term, with interest paid quarterly, and one third of the principal amount due and payable at the end of each of the earn-out periods, which occurs annually on the transaction date. Each convertible note has a three year term and one-third of the amount payable at the end of each of the earn-out periods may at any time before the payment thereof, at the option of the prior shareholders, be converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds, including the Company’s working capital line, were the source of the funds used for the cash portion of the purchase price. The notes shall bear interest at the rate the Company pays to its primary lender less ¼%. At December 31, 2003 the rate was 4.50%. In addition, the notes are subject to reduction for failure to reach a threshold of earnings before income tax, depreciation and amortization, or EBITDA, which could adjust the purchase price in the future. The Company will measure the EBITDA thresholds annually on March 31 (st); the transaction date.

Additionally, the SPA contains a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA. The former shareholders of CPCS will receive a percentage of earnings each year on an escalating scale based on the applicable EBITDA threshold. The Company will measure the EBITDA thresholds annually on March 31 (st); the transaction date. The additional earn-out payments will be accounted for as future purchase price adjustments under the SPA.

CPCS’s results of operations are included in the Company’s consolidated financial statements only for the periods after the date of closing; March 31, 2003.

The following table summarizes the current fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At March 31, 2003

Current Assets	$12,709
Property, plant and equipment	349
Other assets	32
Intangible assets	44
Deferred tax asset	121
Goodwill	4,193

Total assets acquired	17,448
Current liabilities	9,771

Net assets acquired	7,677
Less cash acquired	1,458

Purchase price for acquisition, net of cash acquired	$6,219

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

	Twelve months ended December 31, 2003
	Zones	CPCS	Elimination’s	Consolidated

Net sales	$401,428	$84,359	$(1,003)	$484,784
Net income	$481	$1,517		$1,998
Earnings per share:
Basic				$0.15
Diluted				$0.14

	Twelve months ended December 31, 2002
	Zones	CPCS	Elimination’s	Consolidated

Net sales	$414,643	$95,923		$510,566
Net income (loss)	$(515)	$2,518		$2,003
Earnings per share:
Basic				$0.15
Diluted				$0.15

	Twelve months ended December 31, 2001
	Zones	CPCS	Elimination’s	Consolidated
Net Sales	$541,075	$102,893		$643,968
Net income (loss)	$(185)	$2,325		$2,140
Earnings per share:
Basic				$0.16
Diluted				$0.16

14. Segment Information

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company allocates resources to, and evaluates performance of, its segments based on both sales and operating income. Inter-segment transactions are eliminated in consolidation. The Company has not disclosed segment information for the comparative prior year information as it acquired its subsidiary on March 31, 2003.

A summary of the Company’s operations by segment follows (in thousands):

	Twelve months ended December 31, 2003
	Zones	CPCS (a)	Elimination’s	Consolidated

External customer sales	$400,482	$60,290		$460,772
Transfer between segments	946	57	$(1,003)	—

Total net sales	$401,428	$60,347	$(1,003)	$460,772

Depreciation and amortization	$3,047	$181		$3,228
Income from operations	$1,170	$1,778		$2,948
Net interest income and other expense	$(382)	$3		$(379)
Income before income taxes	$788	$1,781		$2,569

Total assets	$75,756	$17,129		$92,885

45
(a) The twelve months ended December 31, 2003 results for CPCS are only for the nine month period between April 1, 2003 and December 31, 2003 as it was acquired on March 31, 2003.

Substantially all of the Company’s net sales for the twelve months ended December 31, 2003 were made to customers located in the United States. All of the Company’s assets at December 31, 2003 and 2002 were located within the United States. No one customer represented over 10% of total sales for the year ended December 31, 2003. However, one of the Company’s customers represented over 10% of total sales for the years ended December 31, 2002 and 2001. Net sales to this customer were $60,746,000 and $155,170,000 for the years ended December 31, 2002 and 2001, respectively. The contract with this customer expired in June of 2003.

15. Selected Quarterly Financial Date (Unaudited)

The following information is for the years ended December 31, 2003 and 2002:

(in thousands, except per share data)
December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$98,632	$119,106	$112,697	$130,337
Cost of sales	88,296	106,165	99,224	116,393

Gross profit	10,336	12,941	13,473	13,944
SG&A expenses	10,156	10,898	11,144	11,054
Advertising expenses	1,196	2,255	1,856	1,290

Income from operations before state tax adjustment	(1,016)	(212)	473	1,600
State tax (benefit) expense	35		5	(2,143)

Income (loss) from operations	(1,051)	(212)	468	3,743
Other (income) expense	(7)	103	141	142

Income (loss) before income taxes	(1,044)	(315)	327	3,601
Provision (benefit from) for income taxes	(398)	(190)	193	1,396

Net income (loss)	$(646)	$(125)	$134	$2,205

Basic and diluted earnings (loss) per share (1)	$(0.05)	$(0.01)	$0.01	$0.16

December 31, 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$99,848	$107,771	$102,365	$104,659
Cost of sales	89,297	96,948	91,595	93,885

Gross profit	10,551	10,823	10,770	10,774
SG&A expenses	10,230	9,759	10,145	10,159
Advertising expenses	202	455	411	287

Income from operations before state tax adjustment	119	609	214	328
State tax adjustment				2,145

Income (loss) from operations	119	609	214	(1,817)
Other (income) expense	(14)	2	3	(49)

Income (loss) before income taxes	133	607	211	(1,768)
Provision (benefit from) for income taxes	52	234	87	(675)

Net income (loss)	$81	$373	$124	$(1,093)

Basic and diluted earnings (loss) per share (1)	$0.01	$0.03	$0.01	$(0.08)

(1) Net income (loss) per share is computed independently for each of the quarters presented therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year due to shares issued each quarter.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
Zones, Inc.Auburn,
Washington

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zones, Inc. and its subsidiaries at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
February 19, 2004

48
ZONES, INC. SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period

Year Ended December 31, 2003
Allowance for doubtful accounts	$2,600	$636	$	$502 (a)	$2,734
Allowance for inventory obsolescence	$1,084	$725	$	$1,046 (a)	$763
Year Ended December 31, 2002
Allowance for doubtful accounts	$2,855	$236	$	$491 (a)	$2,600
Allowance for inventory obsolescence	$1,531	$333	$	$780 (a)	$1,084
Year Ended December 31, 2001
Allowance for doubtful accounts	$2,683	$942	$	$770 (a)	$2,855
Allowance for inventory obsolescence	$1,691	$288	$	$448 (a)	$1,531

(a) Uncollectible items written off, less recoveries of items previously written off.
49