Form 10-Q
period 2004-03-31
ZONES INC
filed 2004-05-13
CIK 1013786

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004 OR

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

Yes       No  X

The number of shares of the registrant’s Common Stock outstanding as of May 10, 2004 was 13,667,271.

ZONES, INC. INDEX

2
Part I.
Item 1.	Financial Statements
ZONES, INC. CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$3,111	$5,180
Receivables, net	53,118	59,965
Inventories, net	16,377	11,487
Prepaid expenses	1,259	1,101
Deferred tax asset	1,327	1,327

Total current assets	75,192	79,060
Property and equipment, net	4,270	4,355
Goodwill	3,898	4,193
Deferred tax asset	4,601	5,110
Other assets	211	167

Total assets	$88,172	$92,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,846	$41,270
Accrued liabilities	6,591	8,223
Line of credit	5,425	7,850
Notes payable	662	833

Total current liabilities	52,524	58,176
Notes payable	1,544	1,667
Deferred rent	596	341

Total liabilities	54,664	60,184

Commitments and contingencies

Shareholders’ equity:
Common stock	39,606	39,590
Accumulated deficit	(6,098)	(6,889)

Total shareholders’ equity	33,508	32,701

Total liabilities and shareholders’ equity	$88,172	$92,885

See notes to consolidated financial statements 3
ZONES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)

	Three months ended March 31,
	2004	2003
Net sales	$114,092	$98,632
Cost of sales	100,176	88,296

Gross profit	13,916	10,336

Selling, general and administrative expenses	10,649	10,191
Advertising expenses, net	1,890	1,196

Income (loss) from operations	1,377	(1,051)

Interest expense	87	5
Other (income), net	(10)	(12)

Other (income) expense	77	(7)

Income (loss) before taxes	1,300	(1,044)
Provision (benefit) for income taxes	509	(398)

Net income (loss)	$791	$(646)

Basic earnings (loss) per share	$0.06	$(0.05)
Shares used in computing basic earnings (loss) per share	13,664	13,625
Diluted earnings (loss) per share	$0.05	$(0.05)
Shares used in computing diluted earnings (loss) per share	14,487	13,625
See notes to consolidated financial statements 4
ZONES, INC. STATEMENTS OF SHAREHOLDERS’ EQUITY (in thousands, except share data) (unaudited)

	Common Stock		Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2004	13,659,371	$39,590	$(6,889)	$32,701
Issuance of common stock	7,860	16		16
Net income			791	791

Balance, March 31, 2004	13,667,231	$39,606	$(6,098)	$33,508

See notes to consolidated financial statements 5
ZONES, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)

	Three months ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$791	$(646)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	669	780
Deferred tax asset	509	(378)
(Increase) decrease in assets and liabilities:
Receivables, net	6,847	(2,700)
Inventories, net	(4,890)	664
Prepaid expenses and other assets	(202)	39
Accounts payable	59	(4,138)
Accrued and other liabilities	(1,376)	935

Net cash provided by (used in) operating activities	2,407	(5,444)

Cash flows from investing activities:
Payment for acquisition, net of cash acquired		1,423
Purchases of property and equipment	(584)	(172)

Net cash provided by (used in) investing activities	(584)	1,251

Cash flows from financing activities:
Net change in book overdraft	(1,483)	807
Net change in line of credit	(2,425)
Proceeds from sale of common stock	16	11
Payments on capital leases		(80)

Net cash provided by (used in) financing activities	(3,892)	738

Net decrease in cash and cash equivalents	(2,069)	(3,455)
Cash and cash equivalents at beginning of period	5,180	9,048

Cash and cash equivalents at end of period	$3,111	$5,593

Non-cash investing and financing activity:
Note payable for acquisition of subsidiary		$2,500
Non-cash reduction to note payable	$(295)
Payable to subsidiary shareholder’s		$4,881
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

2.   Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and operating results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the Securities and Exchange Commission on February 26, 2004.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Property and Equipment

Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Estimated useful lives are as follows:

Estimated Useful Lives
Computer equipment	2 to 5 years

Computer hardware and software under capital leases	2 to 5 years

Computer software/Web development	2 to 5 years

Furniture and fixtures and leasehold improvements	3 to 11 years

Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally 2 to 5 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and improvements are capitalized. Gains or losses from sales or retirements are included in other income and expense. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes an impairment when it is probable that such estimated future net cash flows will be less than the asset carrying value.

Goodwill

In accordance with SFAS No. 142,“Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31st. The changes in the carrying amount of goodwill for the three months ended March 31, 2004 are as follows (in thousands):

Balance as of January 1, 2004	$4,193
Goodwill acquired	—
Adjustment to goodwill	(295)
Impairment loss	—

Balance as of March 31, 2004	$3,898

The Company completed the impairment review required by SFAS No. 142 on March 31, 2004 and determined that its goodwill was not impaired. The Company recorded an adjustment to goodwill and to the related note payable of $295,000 in the quarter ended March 31, 2004 (see Note 6).

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

Cost of Sales

Cost of sales primarily consists of the purchase price of product and services sold by the Company. Cost of sales also includes inbound and outbound shipping charges to the Company, vendor rebates and cash discounts which are recorded when earned as a reduction to cost of sales, and physical inventory adjustments.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include payroll, employee benefits, and other headcount-related costs, costs of fulfillment including warehousing, credit card fees and bad debt costs, facilities, professional fees and administration costs, and depreciation and amortization.

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

	Three months ended March 31,
	2004	2003
Net income (loss) - as reported	$791	$(646)
Add:
Total compensation cost included in net income (loss), net of tax
Less:	—	—

Total compensation cost determined under fair value based
method for all awards, net of tax	(129)	(104)

Net income (loss) - pro forma	$662	$(750)

Basic income (loss) per share - as reported	$0.06	$(0.05)
Diluted income (loss) per share - as reported	$0.05	$(0.05)

Basic income (loss) per share - pro forma	$0.05	$(0.06)
Diluted income (loss) per share - pro forma	$0.05	$(0.06)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: expected volatility of 211% and 214%; risk-free interest rate of 2.99% and 2.91%; and expected lives of 4 years

Earnings Per Share

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

Recent Accounting Pronouncements

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, was issued in January 2003, which was further revised in December 2003 with FIN 46R. FIN 46 provides guidance on the identification and consolidation of entities (termed “variable interest entities”) for which control is achieved by means other than through voting rights. The adoption of this Interpretation for all interests in variable interest entities created after January 31, 2003 is effective immediately. For variable interest entities created before February 1, 2003 the effective date is for reporting periods ending after March 15, 2003. The adoption of FIN 46 did not have an impact on the Company’s results of operations, financial position or cash flows.

3.    Earnings Per Share

The Company has 45,000,000 common shares authorized. The Company has granted options to purchase common shares to employees and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data).

Three months ended March 31,

	2004	2003
Basic earnings (loss) per share:

Net income (loss)	$791	$(646)

Weighted-average shares used in computing basic
earnings (loss) per share	13,664	13,625

Basic earnings (loss) per share	$0.06	$(0.05)

Diluted earnings (loss) per share:
Net income (loss)	$791	$(646)

Weighted average shares outstanding	13,664	13,625

Stock options	823

Total commons shares and dilutive securities	14,487	13,625

Diluted earnings (loss) per share	$0.05	$(0.05)

For the three months ended March 31, 2004, 1,151,092 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three months ended March 31, 2003, all outstanding stock options were considered anti-dilutive as the Company was in a loss position.

4.	Commitments and Contingencies

Legal Proceedings

The Company is currently a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business. The Company currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

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

A summary of the Company’s operations by segment follows (in thousands):

	Three months ended March 31, 2004 (unaudited)
	Zones	CPCS	Elimination’s		Consolidated
External customer sales	$96,196	$17,896	$		$114,092
Transfer between segments	58	106		(164)	—

Total net sales	$96,254	$18,002		$(164)	$114,092

Depreciation and amortization	$619	$50			$669
Income from operations	$727	$650			$1,377

Goodwill		$3,898			$3,898
Total assets	$75,800	$12,372			$88,172

Substantially all of the Company’s net sales for the three months ended March 31, 2004 were made to customers located in the United States. All of the Company’s assets at March 31, 2004 and December 31, 2003 were located within the United States. No one customer represented over 10% of total sales for the three months ended March 31, 2004. However, a former major customer represented more than 10% of total sales for the three months ended March 31, 2003. Net sales to this customer were $12.8 million for three months ended March 31, 2003. The contract with this customer expired in June of 2003.

6.   Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS. Goodwill of approximately $3.9 million at March 31, 2004 represents the balance of the excess of the purchase price over the fair value of the net tangible assets acquired. Through this acquisition, the Company added complementary product and service offerings to Enterprise size customers by expanding its market opportunities into the Midwest. These opportunities, along with the ability to acquire CPCS’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill.

Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Under the terms of the SPA, at closing the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principle amount of $2,500,000: $2,250,000 non-convertible notes, $250,000 convertible notes. Each non-convertible note has a three year term, with interest paid quarterly, and one third of the principal amount due and payable at the end of each of the earn-out periods, which occurs annually on the transaction date. Each convertible note has a three year term and one-third of the amount payable at the end of each of the earn-out periods, should CPCS reach a threshold of earnings before income tax, depreciation and amortization (“EBITDA”), may at any time before the payment thereof, at the option of the prior shareholders, be converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds were the source of the funds used for the cash portion of the purchase price. The notes shall bear interest at the rate the Company pays to its primary lender less 0.25%. At March 31, 2004 the rate was 4.50%. In addition, the notes are subject to reduction for failure of CPCS to reach a threshold of EBITDA, which could adjust the purchase price in the future. The Company measures the EBITDA thresholds annually on March 31st; which is the end of each earn-out period.

At the end of the first earn-out period, CPCS did not reach threshold EBITDA. Therefore, the principle amount of the notes was adjusted by $295,000, and goodwill was reduced by the adjustment. The amount due on the non-convertible notes payable at the end of the first earn-out period was $662,000, which has been paid to the former shareholders of CPCS.

Additionally, the SPA contains a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA. The former shareholders of CPCS will receive a percentage of earnings each year up to 200% of the applicable EBITDA target. The targeted EBITDA grows 10% per year after the initial earn-out period. The maximum payment available is $4.95 million in the initial earn-out period and will grow 10% annually in the second and third year. No contingent payment would be required if CPCS earns less than 70% of the target EBITDA in any of the earn-out periods. The Company will measure the EBITDA targets annually on March 31st.

The first earn-out period ended on March 31, 2004. During this first earn-out period, CPCS did not meet the minimum level of annual EBITDA required in order for the former shareholders of CPCS to be owed an earn-out payment.

Any contingent payments made to the former shareholders of CPCS will be based exclusively on the ratio of their former shareholdings. If any contingent payment is made the Company will record these payments as a purchase price adjustment to Goodwill. Their continued employment with CPCS is not a requirement for receipt of any future contingent payments.

CPCS’s results of operations are included in the Company’s consolidated financial statements only for the periods after the date of closing, March 31, 2003.

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

	Three months ended March 31, 2003
	Zones	CPCS	Elimination’s	Consolidated
Net sales	$98,632	$24,012		$122,644
Net income	$(646)	$436		$(210)
Earnings per share:
Basic	$(0.05)	$0.03		$(0.02)
Diluted	$(0.05)	$0.03		$(0.02)
12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed on February 26, 2004 with the Securities Exchange Commission.

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

No Assurance of Future Profitability. The Company has only recently achieved profitability. The Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of enterprise customers, the level of corporate investment in new IT related capital equipment, industry announcements of new products or upgrades, industry consolidation and general economic conditions. Although the Company has taken a number of steps to reduce costs, such as by reducing redundant headcount and obtaining a more favorable facilities lease, there is no assurance that the Company will be able to identify or achieve additional cost savings or to maintain profitability going forward.

No Assurance as to Sales Levels. There is no assurance that the Company will be able to sustain its current sales levels. Sales may decline for any number of reasons, such as a decline in corporate investment in IT-related equipment, increased competition, changes in customers’ buying habits, the loss of significant customers, changes in the selection of products available for resale by the Company, or general economic conditions. A decline in sales levels could adversely affect the Company’s business, financial condition, cash flows or results of operations.

Major Customer. The Company had a contract with a major customer, the Microsoft Corporation, which expired in June 2003, and sales to this customer represented less than 10% of total sales for the three month period ended March 31, 2004 compared to 13.0% of total sales for the three months ended March 31, 2003. While the Company may continue to receive some level of business from this customer, net sales to this customer have declined significantly. There are no assurances that the Company will be able to replace these sales with increased sales to other enterprise or SMB customers.

Risk Associated with CPCS. On March 31, 2003, the Company acquired all of the outstanding shares of capital stock of CPCS, an Illinois-based computer products reseller. The Company paid the shareholders of CPCS $4,881,000 in cash and issued $2,500,000 of notes payable. The purchase price of CPCS was based in part on the historical financial results of CPCS’s operations, and also included an earn-out feature based upon CPCS’s post-acquisition performance that will be funded from the Company’s general corporate funds or its working capital facility. CPCS did not exceed its historical results in it’s first annual evaluation. There is no assurance that CPCS’s future sales and profitability will equal or exceed its historical results. In addition, there are risks associated with the acquisition and the resulting change of control of CPCS, including, but not limited to, the potential loss of customers or key employees of CPCS, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Account Executive Hiring and Productivity. The Company intends to continue to recruit account executives. The Company hopes to hire approximately 20 new account executives each month. There are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time. The productivity of account executives has historically been closely correlated with tenure. Even if the Company retains the account executives, there are no assurances that they will become productive at historical levels. Additionally, in the past the Company’s account executives have been the subject of aggressive hiring by competitors.

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees have increased as a result of increased disclosure requirements and the need to comply with new corporate governance requirements under the Sarbanes-Oxley Act as well as SEC regulations and new Nasdaq rules. Additionally, independent accountant audit fees have increased, and are expected to increase even more as requirements associated with corporate governance and internal controls and attestation become effective. These increasing costs may have an adverse effect on the ability of the Company to maintain profitability.

Pressure on Margins. The computer products industry has been characterized by intense price competition and pressure on profit margins. The slowdown in U.S. corporate IT spending created an even more intense competitive landscape that has further disrupted the stability of pricing, exerting downward pressure both on average selling price and profit margins across all product lines. The Company expects intense price competition and margin pressure to continue. Additionally, a number of manufacturers are providing their products direct to customers. As a percentage of net sales, the Company’s gross margin may be more volatile due to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” If the Company is unable to maintain or improve gross margins in the future, this could have an adverse effect on the Company’s business, financial condition, or results of operations.

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

Liquidity of Stock and Nasdaq National Market Listing. There is relatively limited trading of the Company’s stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of the Company’s stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if the Company’s stock were to be de-listed from The Nasdaq National Market. The Company has, on two prior occasions, received delisting notifications from The Nasdaq National Market relating to its $1.00 minimum bid price requirement. Even though the Company has regained compliance with National Market listing requirements, a potential future delisting of the Company’s common stock could result in significantly reduced circulation of its common stock, more limited press coverage, reduced interest by investors, adverse effects on the trading market, price for and liquidity of the Company’s stock, and reduced ability to issue additional securities or to secure additional financing.

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

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 48.0% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 50.3% of the outstanding shares of the Company’s common stock. The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock.

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

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract. During the quarter, the Company exercised its early termination provision with Airborne Logistics Services and provided six months notice of its intent to move its warehouse and distribution center to Illinois. The Company’s subsidiary, CPCS, will operate its new warehouse and distribution center from their corporate headquarters in Illinois. Any limitation or interruption of the service being provided by Airborne Logistics Services during the transition could have a material adverse effect on the Company’s business, financial condition, and results of operations. Additionally, certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Overview

Zones Inc. and its subsidiaries are direct marketing resellers of technology hardware, software and services. The Company procures and fulfills IT solutions to the small to medium business, large corporate customer and the public sector market place. Relationships with SMB, large customers and public sector institutions represented 89.3% of total net sales during the first three months of 2004. The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

The Company reaches its customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model utilized by outbound account executives, customized web stores for corporate customers through ZonesConnect, a state of the art internet portal at www.zones.com, dedicated e-marketing and direct marketing vehicles and catalogs for demand response opportunities and corporate branding.

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices. The Company offers over 150,000 hardware, software, peripheral and accessory products and services for users of PC and Mac platform computers from over 2,000 manufacturers.

The corporate management team regularly reviews the Company’s performance using a variety of financial and non-financial metrics including, but not limited to, net sales, gross margin, co-op advertising reimbursements, advertising expenses, personnel costs, productivity per employee, average order size, accounts receivables aging, inventory turnover, liquidity and cash resources.   Company management compares the various metrics against goals and budgets, and takes appropriate action to enhance Company performance.

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At March 31, 2004, the Company had 549 team members in its consolidated operations; 234 of which are outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington. The Company makes available free of charge on its website, www.zones.com/IR, additional company information.

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

Revenue recognition.

The Company recognizes revenues from sales transactions when both risk of loss and title to products sold pass to the customer. The Company’s shipping terms dictate that the passage of title occurs upon receipt of products by the customer except for the last seven calendar days of each fiscal quarter where all shipments are insured in the name of the customer. For these seven days, passage of risk of loss and title occur at the shipping point. The majority of the Company’s net sales relate to physical products. These sales are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales.

Third party extended warranties, third party software maintenance products and third party services sold by the Company (for which the Company is not the primary obligor) are recognized in accordance with SEC Staff Accounting Bulletin No. 101, “Revenue Recognition” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Pursuant to EITF 99-19, when the Company sets prices, has inventory risk, and credit risk, revenues are recorded gross. If any of those criteria are not present, revenue and cost of sales are recorded net. When the sale is recorded, the Company has no further obligation to fulfill.

Additionally, the Company offers limited return rights within fourteen days on its product sales. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. If actual credits were to deviate significantly from the Company’s estimates, its results of operations could be adversely affected. The Company had allowances for sales returns of $66,000 for the three months ended March 31, 2004 and 2003.

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

Accounting for income taxes.

The Company is required to estimate income taxes in states in which it is registered and/or has a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies. The Company exercised judgment as of March 31, 2004, and did not provide a valuation allowance against its deferred tax asset believing that it is more likely than not that future taxable income and tax planning strategies will be sufficient to realize the deferred tax asset. The Company based this decision on the cumulative profitability of the past three years and the anticipated taxable income in the future. However, the guidelines provided by SFAS 109 are stringent and if the Company is unable to provide positive evidence that the deferred tax asset is recoverable, it will be required to provide a valuation allowance against the deferred tax asset. If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the Consolidated Statement of Operations.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31st. The Company completed the impairment review required by SFAS No. 142 on March 31, 2004 and determined that its goodwill was not impaired.

Results of Operations The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.
	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%

Cost of sales	87.8	89.5

Gross profit	12.2	10.5
Selling, general and administrative expenses	9.3	10.3
Advertising expenses, net	1.7	1.2

Income (loss) from operations	1.2	(1.1)
Other (income) expense	0.1	0.0

Income (loss) before income taxes	1.1	(1.1)
Provision (benefit) for income taxes	0.4	(0.4)

Net income (loss)	0.7%	(0.7)%

Selected operating data:
Number of orders	112,000	124,000

Average order size	$1,072	$803

Number of B2B account executives, end of period	234	194

Productivity per employee, annualized	$831,000	$708,000

Product Mix (% of Net Sales):
Notebook & PDA’s	18.1%	17.2%
Desktops & Servers	19.6	19.0
Software	15.2	13.4
Storage	9.1	10.7
NetComm	4.2	6.3
Printers	9.8	8.0
Monitors & Video	10.3	10.2
Memory & Processors	4.8	5.2
Accessories & Other	8.9	10.1

Comparison of Three Month Periods Ended March 31, 2004 and 2003

Net Sales. Consolidated net sales for the quarter ended March 31, 2004 increased 15.7% to $114.1 million compared to $98.6 million in the first quarter of 2003. The increase in sales resulted primarily from the impact of the CPCS acquisition. CPCS net sales for the three months ended March 31, 2004 were $17.9 million. The Company’s net sales excluding CPCS were $96.2 million, a 2.4% decline from the same period of the prior year. This decline is primarily due to reduced sales to a major customer as the contract with this customer expired in June of 2003. Consolidated outbound sales, including sales by CPCS, to the SMB, large and public sector accounts increased 17.9% to $101.9 million in the first quarter of 2004 from $86.4 million in the first quarter of 2003. Sales by the Company’s inbound divisions remained flat at $12.2 million for the three months ended March 31, 2004 compared to the comparable period of 2003, but declined as a percent of total sales to 10.7% from 12.4%.

Gross Profit. Consolidated gross profit increased to $13.9 million for the first quarter of 2004, compared to $10.3 million in the first quarter of 2003. Gross profit as a percentage of net sales increased to 12.2% in the quarter ended March 31, 2004 compared to 10.5% in the first quarter of 2003, and increased sequentially from 10.7% in the fourth quarter of 2003. Gross profit margins for the three months ended March 31, 2004 were impacted by an increased mix of higher margin products, vendor programs and by the Company’s complete adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to the adoption of EITF 02-16, the Company recorded $2.2 million of vendor consideration as a reduction to cost of sales in the first quarter of 2004 compared to $568,000 in the first quarter of 2003. The first quarter of 2003 gross margins were only partially affected by the adoption of EITF No. 02-16 due to the transitional reporting requirements. As a result, gross profit margins were 130 basis points greater in the first quarter of 2004 compared to the first quarter of 2003. Vendor programs are a challenge to maintain and administer, and the available programs are diminishing. The Company anticipates the dollar amount of vendor consideration categorized as costs of sales to remain flat. However, as a percentage of net sales, the Company’s gross margin may be more volatile due to the adoption of EITF 02-16, as well as product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes it warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company who includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased slightly to $10.6 million for the quarter ended March 31, 2004 compared to $10.2 million in the first quarter of 2003. The year over year increase is due in part to the Company’s acquisition of CPCS on March 31, 2003. The Company continues to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives. The Company increased its outbound account executive headcount 20.6% to 234 at March 31, 2004 compared to 194 in the prior year period. The Company continued to forecast a net 90 headcount increase by the end of 2004. As a percent of sales, SG&A was 9.3% for the quarter ended March 31, 2004 compared to 10.3% for the first quarter of 2003. For the period ending March 31, 2004 and 2003, warehousing and distribution network costs totaled $408,000 and $469,000 respectively. The Company is moving its warehousing operations to a new facility in Chicago, Illinois which will be operated by its wholly owned subsidiary, Corporate PC Source. The Company expects to complete the transition to its new warehousing facility by the end of the third quarter of 2004. The Company expects to incur at least $100,000 in additional expenses per quarter until the transition is complete.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising increased to $1.9 million in the three month period ended March 31, 2004 from $1.2 million in the comparable 2003 period. Gross advertising expense decreased to $2.0 million for the first quarter of 2004 compared to $2.9 million in the first quarter of 2003. The decline primarily relates to a reduction in the circulation of the Company’s catalogs. The Company produced and distributed 1.9 million catalogs during the first quarter of 2004 compared to 3.0 million in the first quarter of 2003. Additionally, the Company eliminated unproductive marketing costs, including a reduction in the headcount to produce its catalog. The Company’s gross advertising revenue has decreased to $95,000 in 2004 from $1.7 million in 2003. The decline primarily relates to the Company’s adoption of EITF 02-16, under which the Company recorded $2.2 million of vendor consideration as a reduction to cost of sales in the first quarter of 2004 compared to $568,000 in the first quarter of 2003. The first quarter of 2003 advertising expenses were only partially affected by the adoption of EITF No. 02-16 due to the transitional reporting requirements. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising revenue received from the Company’s vendors. Vendors have reduced the total dollars available for cooperative advertising revenue, creating increased competition for potential revenue. The Company believes that this competitive environment will continue.

Other Income/Expense. Other expense was $77,000 for the quarter ended March 31, 2004 compared to other income of $7,000 in the first quarter of 2003. The change was primarily due to an increase in interest expense incurred in the first quarter of 2004 compared with the same period of 2003. During the first quarter of 2004, the Company leveraged its line of credit to aggressively take early pay discounts and invested in certain purchasing opportunities. Additionally, the shift in customer mix has reduced the amount of sales on credit cards, which increases the number of days sales outstanding.

Provision/Benefit for Income Taxes. The provision for income taxes for the quarter ended March 31, 2004 was $509,000 compared to a benefit of $398,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 39.1% for the quarter ended March 31, 2004 compared to 38.1% for the quarter ended March 31, 2003. The tax rate for the three months ended March 31, 2004 was impacted by the number of states in which the Company is required to pay income taxes.

Net Income/Loss. Net income for the quarter ended March 31, 2004 was $791,000 compared to a net loss of $646,000 in the first quarter of 2003. Basic and diluted income per share was $0.06 and $0.05, respectively, for the quarter ended March 31, 2004 compared to basic and diluted loss per share of $0.05 in the first quarter of 2003.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of March 31, 2004, the Company had total assets of $88.2 million, of which $75.2 million were current assets. At March 31, 2004 and December 31, 2003 the Company had cash and cash equivalents of $3.1 million and $5.2 million, respectively. The Company utilized its cash position to aggressively take advantage of favorable discount terms offered by certain vendors. Cash has also been impacted by the reduction in credit card sales as a percent of total sales. The Company’s accounts receivable days outstanding increased to 47 days at March 31, 2004 compared to 43 days at December 31, 2003. The Company’s working capital was $22.7 million and $20.9 million at March 31, 2004 and December 31, 2003, respectively.

Net cash provided by operating activities was $2.4 million for the three months ended March 31, 2004 compared to cash used in operating activities of $5.4 million for the three months ended March 31, 2003. Cash outflows for the three months ended March 31, 2004 were primarily due to increases in inventory primarily due to segregated inventory for binding customer contracts, offset by decreases in accounts receivable. At March 31, 2004, inventory increased by $4.9 million, while net accounts receivable decreased by $6.8 million.

Cash outlays for capital expenditures were $584,000 at March 31, 2004 compared to cash provided by investing activities of $1.3 million at March 31, 2003. The capital expenditures during 2004 were primarily for leasehold improvements for the Company’s new corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company anticipates approximately $335,000 in capital expenditures associated with the transition of its warehouse facility. The Company will continue to upgrade its internal information systems as a means to increase operational efficiencies. The three months ended March 31, 2003 had capital expenditures of $172,000, net against cash received in the Company’s acquisition of CPCS on March 31, 2003 of $1.4 million.

At March 31, 2004, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility expires on November 26, 2004.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At March 31, 2004, the Company was compliant with all covenants of this facility. At March 31, 2004, $5.4 million of working capital advances were outstanding and accounts payable of $12.3 million was owed to this financial institution related to inventory purchases.

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

Contractual Obligations The following table summarizes our contractual payment obligations and commitments as of March 31, 2004 (in thousands):
	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (a)	$2,206	$662	$1,544
Operating Leases (b)	11,594	830	2,157	$2,191	$6,416
Purchase Obligations (c)	7,152	7,152

Totals (d)	$20,952	$8,644	$3,701	$2,191	$6,416

(a)	Reflects the notes payable recorded in connection to the Company’s March 31, 2003 acquisition of CPCS. Actual amount to be paid out subject to reduction (see page 11).

(b)	Represents the Company’s commitments under operating leases and are associated with contracts that expire at various times.

(c)	Purchase obligations represent the amount of open purchase orders the Company has outstanding with its vendors. These obligations may be canceled, prior to shipment, at the Company’s discretion.

(d)	The Company has a contractual obligation to the former shareholders of CPCS for an earn-out component to the Stock Purchase Agreement. The future payment of the earn-out will be based on certain EBITDA thresholds calculated annually on the date of acquisition. At this time, the Company cannot reasonably estimate the future amounts owed to the former shareholders of CPCS.

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

Under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of its disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that its disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There were no changes in the Company’s internal controls or in any other factors which could significantly affect those controls, subsequent to the date of the most recent evaluation of the Company’s internal controls by the Company, including any corrective actions with regard to any significant deficiencies or material weaknesses.

Part II.
Item 1.	Legal Proceedings

The Company is currently a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business. The Company currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Item 5(b). Director Nominations

The Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors have not changed since their first disclosure in the Company’s Form 10-K filed with the SEC on February 26, 2004.

Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits

Incorporated by Reference
Exhibit No.	Description	Filed Herewith	Form	Exhibit No.	File No.	Filing Date

10.1	Consulting Agreement dated October 30, 2003 by and	X
between Zones Inc. and William Keiper dba Black
Diamond Group LLC

10.2	Employment and Non-Competition Agreement dated	X
March 31, 2003 by and between Zones Inc. and
Christina Corley

10.3	Indemnification Agreement between Zones Inc. and		10-Q	10.1	000-28488	11/14/03
William Keiper

10.4	Commercial Lease Agreement dated March 19, 2004	X
between Corporate PC Source and AMB Property II,
L.P.

10.5	Amendment No. 2 to Amended and Restated Loan and	X
Security Agreement dated January 9, 2004 between
Zones Inc., and its subsidiaries, and Transamerica
Commercial Finance Corporation

31.1	Certification of Chief Executive Officer pursuant	X
to Section 302 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

31.2	Certification of Chief Financial Officer pursuant	X
to Section 302 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

32.1	Certification of Chief Executive Officer pursuant	X
to Section 906 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

32.2	Certification of Chief Financial Officer pursuant	X
to Section 906 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

25

(b)	Reports on Form 8-K

On January 29, 2004, the Company furnished a report on form 8-K containing the Company’s press release regarding its fourth quarter 2003 results from operations.

On January 29, 2004, the Company furnished a report on form 8-K containing the Company’s press release announcing that it had reached a final settlement with the Washington State Department of Revenue with respect to its state tax audit.

No other Reports on Form 8-K were furnished during the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                    ZONES, INC.

Date: May 12, 2004	By: /S/ FIROZ H. LALJI ————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer /S/ RONALD P. MCFADDEN ————————————————— Ronald P. McFadden, Chief Financial Officer
27