Form 10-Q
period 2004-06-30
ZONES INC
filed 2004-08-11
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004
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

Yes        No   X

The number of shares of the registrant’s Common Stock outstanding as of August 5, 2004 was 13,420,711.

ZONES, INC.

Part I.

Item 1. Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$3,635	$5,180
Receivables, net	57,234	59,965
Inventories, net	14,157	11,487
Prepaid expenses	1,167	1,101
Deferred tax asset	1,327	1,327

Total current assets	77,520	79,060
Property and equipment, net	4,432	4,355
Goodwill	3,898	4,193
Deferred tax asset	3,881	5,110
Other assets	194	167

Total assets	$89,925	$92,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,445	$41,270
Accrued liabilities	7,385	8,223
Line of credit	2,995	7,850
Notes payable	735	833

Total current liabilities	53,560	58,176
Notes payable	851	1,667
Deferred rent	852	341

Total liabilities	55,263	60,184

Commitments and contingencies

Shareholders’ equity:
Common stock	39,609	39,590
Accumulated deficit	(4,947)	(6,889)

Total shareholders’ equity	34,662	32,701

Total liabilities and shareholders’ equity	$89,925	$92,885

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Net sales	$124,023	$119,106	$238,114	$217,738
Cost of sales	109,765	106,165	209,941	194,461

Gross profit	14,258	12,941	28,173	23,277
Selling, general and administrative	10,602	10,898	21,251	21,089
Advertising expenses, net	1,693	2,255	3,584	3,451

Income (loss) from operations	1,963	(212)	3,338	(1,263)

Interest expense	97	113	184	118
Other (income) expense, net	(7)	(10)	(17)	(23)

Other expense	90	103	167	95

Income (loss) before taxes	1,873	(315)	3,171	(1,358)
Provision (benefit) for income taxes	720	(190)	1,229	(588)

Net income (loss)	$1,153	$(125)	$1,942	$(770)

Basic earnings (loss) per share	$0.08	$(0.01)	$0.14	$(0.06)

Shares used in computing basic earnings
(loss) per share	13,669	13,627	13,666	13,633

Diluted earnings (loss) per share	$0.08	$(0.01)	$0.13	$(0.06)

Shares used in computing diluted earnings
(loss) per share	14,534	13,627	14,511	13,633

See notes to consolidated financial statements

ZONES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2004	13,659,371	$39,590	$(6,889)	$32,701
Issuance of common stock	11,340	19		19
Net income			1,942	1,942

Balance, June 30, 2004	13,670,711	$39,609	$(4,947)	$34,662

See notes to consolidated financial statements

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$1,942	$(770)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	1,269	1,645
Deferred tax asset	1,229	(568)
Loss on disposal of asset	(2)
(Increase) decrease in assets and liabilities:
Receivables, net	2,731	(1,549)
Inventories, net	(2,670)	675
Prepaid expenses and other assets	(93)	165
Accounts payable	2,144	(7,434)
Accrued liabilities and deferred rent	(328)	192

Net cash provided by (used in) operating activities	6,222	(7,644)

Cash flows from investing activities:
Payment for acquisition, net of cash acquired		(3,716)
Purchases of property and equipment	(1,301)	(383)

Net cash used in investing activities	(1,301)	(4,099)

Cash flows from financing activities:
Net change in book overdraft	(969)	2,614
Net change in line of credit	(4,855)	1,980
Proceeds from sale of common stock	19	22
Payments of notes payable	(662)
Payments on capital leases		(142)

Net cash provided by (used in) financing activities	(6,466)	4,474

Net decrease in cash and cash equivalents	(1,545)	(7,269)
Cash and cash equivalents at beginning of period	5,180	9,048

Cash and cash equivalents at end of period	$3,635	$1,779

Non-cash investing and financing activity:
Note payable for acquisition of subsidiary		$2,500
Note payable for fixed asset purchase	$(42)
Non-cash reduction to note payable for purchase price adjustment of
Corporate PC Source (“CPCS”)	$(295)

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

Goodwill

In accordance with SFAS No. 142,“Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31st. The changes in the carrying amount of goodwill for the six months ended June 30, 2004 are as follows (in thousands):

Balance as of January 1, 2004	$4,193
Goodwill acquired	—
Adjustment to goodwill for purchase price adjustment of Corporate PC Source	(295)
Impairment loss	—

Balance as of June 30, 2004	$3,898

The Company completed the impairment review required by SFAS No. 142 on March 31, 2004 and determined that its goodwill was not impaired. The Company recorded an adjustment to goodwill and to the related note payable of $295,000 in the quarter ended March 31, 2004 for a purchase price adjustment of Corporate PC Source (“CPCS”) (see Note 6).

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

Stock Compensation

The Company accounted for its stock option plans by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, the Company’s net income and income per share would have decreased, and the Company’s net loss and loss per share would have increased, to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended June 30,
	2004	2003
Net income (loss) - as reported	$1,153	$(125)
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all
awards, net of tax	(179)	(65)

Net income (loss) - pro forma	$974	$(190)

Basic income (loss) per share - as reported	$0.08	$(0.01)
Diluted income (loss) per share - as reported	$0.08	$(0.01)
Basic income (loss) per share - pro forma	$0.07	$(0.01)
Diluted income (loss) per share - pro forma	$0.07	$(0.01)

	Six months ended June 30,
	2004	2003
Net income (loss) - as reported	$1,942	$(770)
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all
awards, net of tax	(308)	(176)

Net income (loss) - pro forma	$1,634	$(946)

Basic income (loss) per share - as reported	$0.14	$(0.06)
Diluted income (loss) per share - as reported	$0.13	$(0.06)
Basic income (loss) per share - pro forma	$0.12	$(0.07)
Diluted income (loss) per share - pro forma	$0.11	$(0.07)

The fair value of each option grant is estimated for the purposes of these pro formas on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: expected volatility of 200% and 216%; risk-free interest rate of 3.36% and 2.74%; and expected lives of 4 years.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Basic earnings per share:

Net income (loss)	$1,153	$(125)	$1,942	$(770)

Weighted average shares outstanding	13,669	13,627	13,666	13,633

Basic earnings (loss) per share	$0.08	$(0.01)	$0.14	$(0.06)

Diluted earnings per share:

Net income (loss)	$1,153	$(125)	$1,942	$(770)

Weighted average shares outstanding	13,669	13,627	13,666	13,633

Stock options	865		845

Total common shares and dilutive securities	14,534	13,627	14,511	13,627

Diluted earnings (loss) per share	$0.08	$(0.01)	$0.13	$(0.06)

For the three and six months ended June 30, 2004, 1,367,069 and 1,377,069 shares, respectively, were attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and six months ended June 30, 2003, all outstanding stock options were considered anti-dilutive as the Company was in a loss position. For the periods ended June 30, 2004 and 2003, the Company had 220,552 and 250,000, respectively, of contingent convertible notes outstanding which were not included in the calculation of earnings per share.

4. Commitments and Contingencies

Legal Proceedings

The Company is not currently a party to any legal proceedings, claims, disputes or litigation. However, because of the nature and inherent uncertainties of litigation, should the Company become a party to any of these actions, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Liquidity

The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and up to $3.0 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

5. Segment Information

The Company is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small to medium sized businesses, enterprise, and the public sector markets. The Company’s decision makers view the subsidiary activities of CPCS separately for internal reporting. The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company allocates resources to, and evaluates performance of, its segments based on both sales and operating income. Inter-segment transactions are eliminated in consolidation.

A summary of the Company’s operations by segment follows (in thousands):

	Three months ended June 30, 2004
	Zones	CPCS	Eliminations	Consolidated
External customer sales	$103,309	$20,714		$124,023
Transfer between segments		98	$(98)	—

Total net sales	$103,309	$20,812	$(98)	$124,023
Depreciation	$566	$34		$600
Income from operations	$1,336	$627		$1,963

Goodwill		$3,898		$3,898
Total assets	$73,544	$16,381		$89,925

	Three months ended June 30, 2003
	Zones	CPCS	Eliminations	Consolidated
External customer sales	$101,045	$18,061		$119,106
Transfer between segments	668	2	$(670)	—

Total net sales	$101,713	$18,063	$(670)	$119,106
Depreciation	$803	$63		$866
Income (loss) from operations	$(589)	$377		$(212)

	Six months ended June 30, 2004
	Zones	CPCS	Eliminations	Consolidated
External customer sales	$199,397	$38,717		$238,114
Transfer between segments	58	204	$(262)	—

Total net sales	$199,455	$38,921	$(262)	$238,114
Depreciation	$1,185	$84		$1,269
Income from operations	$2,061	$1,277		$3,338

Goodwill		$3,898		$3,898
Total assets	$73,544	$16,381		$89,925

	Six months ended June 30, 2003
	Zones	CPCS (a)	Eliminations	Consolidated
External customer sales	$199,677	$18,061		$217,738
Transfer between segments	668	2	$(670)	—

Total net sales	$200,345	$18,063	$(670)	$217,738
Depreciation	$1,582	$63		$1,645
Income (loss) from operations	$(1,640)	$377		$(1,263)

	Twelve months ended December 30, 2003
	Zones	CPCS(a)	Eliminations	Consolidated
Goodwill		$4,193		$4,193
Total assets	$75,756	$17,129		$92,885

(a)	The six months ended June 30, 2003 results for CPCS are only for the three month period ended June 30, 2003 as it was acquired on March 31, 2003.

Substantially all of the Company’s net sales for the three and six months ended June 30, 2004 and June 30, 2003 were made to customers located in the United States. All of the Company’s assets at June 30, 2004 and December 31, 2003 were located within the United States. The Company had one customer which represented over 10% of total sales for the period ended June 30, 2004. Net sales to this customer were $12.6 million and $23.2 million for the three and six months ended June 30, 2004, respectively. During the six months ended June 30, 2003 a former major customer of the Company represented more than 10% of total sales, but did not represent a major customer in the period ended June 30, 2004. Net sales to the former major customer were $18.3 million and $31.1 million for three and six months ended June 30, 2003, respectively. The contract with this former customer expired in June of 2003.

6. Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS. Goodwill of approximately $3.9 million at June 30, 2004 represents the balance of the excess of the purchase price over the fair value of the net tangible assets acquired. Through this acquisition, the Company added complementary product and service offerings to Enterprise size customers by expanding its market opportunities into the Midwest. These opportunities, along with the ability to acquire CPCS’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill.

Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Under the terms of the SPA, at closing the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principle amount of $2,500,000: $2,250,000 non-convertible notes, $250,000 convertible notes. Each non-convertible note has a three year term, with interest paid quarterly, and one third of the principal amount due and payable at the end of each of the earn-out periods, which occurs annually on the transaction date. Each convertible note has a three year term and one-third of the amount outstanding is payable at the end of each of the earn-out periods, should CPCS reach a threshold of earnings before income tax, depreciation and amortization (“EBITDA”), they may at any time before the payment thereof, at the option of the prior shareholders, be converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds were the source of the funds used for the cash portion of the purchase price. The notes shall bear interest at the rate the Company pays to its primary lender less 0.25%. At June 30, 2004 the rate was 4.50%. In addition, the notes are subject to reduction for failure of CPCS to reach a threshold of EBITDA, which could adjust the purchase price in the future. The Company measures the EBITDA thresholds annually on March 31st; which is the end of each earn-out period.

At the end of the first earn-out period, March 31, 2004, CPCS did not reach threshold EBITDA. Therefore, the principle amount of the notes was adjusted by $295,000, and goodwill was reduced by the adjustment. The amount due on the non-convertible notes payable at the end of the first earn-out period was $662,000, which subsequently has been paid to the former shareholders of CPCS.

Additionally, the SPA contains a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA. The former shareholders of CPCS will receive a percentage of earnings each year up to 200% of the applicable EBITDA target. The targeted EBITDA grows 10% per year after the initial earn-out period. The maximum payment available was $4.95 million in the initial earn-out period and will grow 10% annually in the second and third year. No contingent payment would be required if CPCS earns less than 70% of the target EBITDA in any of the earn-out periods. The Company measures the EBITDA targets annually on March 31st.

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

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

	Six months ended June 30, 2003
	Zones	CPCS	Elimination’s	Consolidated
Net sales	$200,345	$42,075	$(670)	$241,750
Net income (loss)	$(921)	$587		$(334)
Earnings per share:
Basic	$(0.07)	$0.04		$(0.03)
Diluted	$(0.07)	$0.04		$(0.03)

7. Related Party Disclosure

In June 2004, Fana Capital Corp., a company owned by an officer of the Company, purchased the facilities that the Company has an existing 11 year lease on the property and buildings in which its headquarters are located. Under the terms of the agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus real estate taxes, insurance, and common area maintenance charges. The Company’s Audit Committee reviewed and approved the related party transaction, and also its potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration.

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

No Assurance of Future Profitability. The Company has only recently achieved profitability. The Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of enterprise customers, the level of corporate investment in new IT related capital equipment, industry announcements of new products or upgrades, industry consolidation and general economic conditions. Although the Company has taken a number of steps to reduce costs, such as by reducing redundant headcount and obtaining a more favorable facilities lease, there is no assurance that the Company will be able to identify or achieve additional cost savings or maintain profitability going forward.

No Assurance as to Sales Levels. There is no assurance that the Company will be able to sustain its current sales levels. Sales may decline for any number of reasons, such as a decline in corporate investment in Information Technology-related equipment, increased competition, changes in customers’ buying habits, the loss of significant customers, changes in the selection of products available for resale by the Company, or general economic conditions. A decline in sales levels could adversely affect the Company’s business, financial condition, cash flows or results of operations.

Major Customer. One of the Company’s customers, IBM Global Services, represents 10.2% and 9.7% of total sales for the three and six months ended June 30, 2004, respectively. The loss of this customer could have a material adverse effect on the Company. Additionally, the Company had a contract with a major customer, the Microsoft Corporation, which expired in June 2003, and sales to this customer represented less than 10% of total sales for the three and six month period ended June 30, 2004, but represented 15.4% and 14.3% of total sales for the three and six month period ended June 30, 2003, respectively. While the Company may continue to receive some level of business from Microsoft, net sales to them has declined significantly.

Risk Associated with CPCS. On March 31, 2003, the Company acquired all of the outstanding shares of capital stock of CPCS, an Illinois-based computer products reseller. The Company paid the shareholders of CPCS $4,881,000 in cash and issued $2,500,000 of notes payable. The purchase price of CPCS was based in part on the historical financial results of CPCS’s operations, and also included an earn-out feature based upon CPCS’s post-acquisition performance that will be funded from the Company’s general corporate funds or its working capital facility. CPCS did not exceed its historical results in its first annual evaluation. There is no assurance that CPCS’s future sales and profitability will equal or exceed its historical results. In addition, there are risks associated with the acquisition and the resulting change of control of CPCS, including, but not limited to, the potential loss of customers or key employees of CPCS, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees have increased as a result of increased disclosure requirements and the need to comply with new corporate governance requirements under the Sarbanes-Oxley Act as well as SEC regulations and new Nasdaq rules. Additionally, independent registered public accountant audit fees have increased, and are expected to increase even more as requirements associated with corporate governance and internal controls and attestation become effective. These increasing costs may have an adverse effect on the ability of the Company to maintain profitability.

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

State Tax Uncertainties.   The Company collects and remits sales and use taxes in states in which it is registered and/or has a physical presence. Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents by Direct Marketing Resellers. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity, that might give rise to future or past tax collection obligations based on that Supreme Court case. Many states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on sales into states in which it has no presence, and could potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Reliance on Outsourced Distribution. Airborne Logistics Services, an affiliate of Airborne Express, provides and operates a warehouse and distribution center for the Company in Wilmington, Ohio under a renewable contract. During the first quarter of 2004, the Company exercised its early termination provision with Airborne Logistics Services and provided six months notice of its intent to move its warehouse and distribution center to Illinois. The Company’s subsidiary, CPCS, will operate its new warehouse and distribution center from their corporate headquarters in Illinois. Any limitation or interruption of the service being provided by Airborne Logistics Services during the transition could have a material adverse effect on the Company’s business, financial condition, and results of operations. Additionally, certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

General

The Company’s net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include warehousing and distribution costs, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Other expense represents interest expense net of non-operating income.

Overview

Zones Inc. and its subsidiaries are direct marketing resellers of technology hardware, software and services. The Company procures and fulfills IT solutions to the small to medium business, large corporate customer and the public sector market place. Relationships with small to medium sized businesses (“SMB”), large customers and public sector institutions represented 91.7% and 90.5% of total net sales during the three and six months ending June 30, 2004, respectively. The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

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

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At June 30, 2004, the Company had 556 team members in its consolidated operations; 274 of which are inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington. The Company makes available free of charge on its website, www.zones.com/IR, additional company information.

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

Third party extended warranties, third party software maintenance products and third party services sold by the Company (for which the Company is not the primary obligor) are recognized in accordance with SEC Staff Accounting Bulletin No. 101 and No. 104, “Revenue Recognition” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Pursuant to EITF 99-19, when the Company sets prices, has inventory risk, and credit risk, revenues are recorded gross. If any of those criteria are not present, revenue and cost of sales are recorded net. When the sale is recorded, the Company has no further obligation to fulfill.

Additionally, the Company offers limited return rights within fourteen days on its product sales. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. If actual credits were to deviate significantly from the Company’s estimates, its results of operations could be adversely affected. The Company had allowances for sales returns of $66,000 for the periods ended June 30, 2004 and 2003.

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

Accounting for income taxes.

The Company is required to estimate income taxes in states in which it is registered and/or has a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company assesses the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies. The Company exercised judgment as of June 30, 2004, and did not provide a valuation allowance against its deferred tax asset believing that it is more likely than not that future taxable income and tax planning strategies will be sufficient to realize the deferred tax asset. The Company based this decision on the cumulative profitability of the past three years and the anticipated taxable income in the future. However, the guidelines provided by SFAS 109 are stringent and if the Company is unable to provide positive evidence that the deferred tax asset is recoverable, it will be required to provide a valuation allowance against the deferred tax asset. If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the Consolidated Statement of Operations.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.5	89.1	88.2	89.3

Gross profit	11.5	10.9	11.8	10.7
Selling, general and administrative expenses	8.5	9.1	8.9	9.7
Advertising expenses, net	1.4	1.9	1.5	1.6

Income (loss) from operations	1.6	(0.2)	1.4	(0.6)
Other (income) expense	0.1	0.1	0.1	0.0

Income (loss) before income taxes	1.5	(0.3)	1.3	(0.6)
Provision (benefit) for income taxes	0.6	(0.2)	0.5	(0.3)

Net income (loss)	0.9%	(0.1)%	0.8%	(0.3)%

Selected operating data:
Number of orders	101,000	119,000	213,000	473,000
Average order size	$1,222	$1,011	$1,143	$982
Number of B2B account executives, end of period			241	185
Productivity per employee, annualized			$892,000	$812,000

Product Mix (% of Net Sales):
Notebook & PDA’s	14.7%	15.4%	16.4%	14.6%
Desktops & Servers	20.9	21.3	20.2	18.2
Software	16.9	11.1	16.1	10.9
Storage	9.0	11.2	9.0	9.8
NetComm	4.7	5.0	4.5	5.0
Printers	9.5	8.8	9.7	7.6
Monitors & Video	9.7	10.6	10.0	9.4
Memory & Processors	4.7	5.8	4.7	5.0
Accessories & Other	9.9	10.8	9.4	9.4

Comparison of Three Month Periods Ended June 30, 2004 and 2003

Net Sales.   Consolidated net sales for the quarter ended June 30, 2004 increased 4.1% to $124.0 million compared to $119.1 million in the second quarter of 2003. The consolidated net sales for both three month periods include sales from the Company’s subsidiary, CPCS, which was acquired on March 31, 2003. CPCS net sales for the three months ended June 30, 2004 increased 14.1% to $20.6 million from $18.1 million for the same period of the prior year. Consolidated outbound sales, including sales by CPCS, to the SMB, large and public sector accounts increased 4.8% to $113.7 million in the second quarter of 2004 from $108.4 million in the second quarter of 2003. Sales for the three months ended June 30, 2003 included $18.1 million of sales to a former major customer, whose contract with the Company expired in June of 2003. Inbound demand response sales to the legacy consumer and small office home office (“SOHO”) customers declined slightly to $10.4 million for the three months ended June 30, 2004 compared to $10.7 million in the comparable period of 2003, and declined as a percent of total sales to 8.3% from 9.0%.

Gross Profit.   Consolidated gross profit increased to $14.3 million for the second quarter of 2004, compared to $12.9 million in the second quarter of 2003. Gross profit as a percentage of net sales increased to 11.5% in the quarter ended June 30, 2004 compared to 10.9% in the second quarter of 2003, but decreased sequentially from 12.2% in the first quarter of 2004. Gross profit margins for the three months ended June 30, 2004 were impacted by an increased mix of higher margin products, customer mix, vendor programs and by Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Due to EITF 02-16, the Company recorded $2.1 million of vendor consideration as a reduction to cost of sales in the second quarter of 2004 compared to $1.7 million in the second quarter of 2003. The Company anticipates the dollar amount of vendor consideration categorized as costs of sales to remain flat. However, as a percentage of net sales, the Company’s gross margin may be more volatile due to the adoption of EITF 02-16, as well as product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses.   SG&A expense dollars decreased slightly to $10.6 million for the quarter ended June 30, 2004 compared to $10.9 million in the second quarter of 2003. The decline is primarily due to a reduction in depreciation expense. Depreciation expense declined to $600,000 in the second quarter of 2004 from $866,000 in the second quarter of 2003. The Company continued its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives. The Company increased its outbound account executive headcount 30.3% to 241 at June 30, 2004 compared to 185 in the prior year period. The Company continues to forecast a net 90 headcount increase by the end of 2004. As a percent of sales, SG&A was 8.5% for the quarter ended June 30, 2004 compared to 9.1% for the second quarter of 2003. The decline in SG&A as a percentage of sales is primarily due to increased sales volumes. For the three month periods ending June 30, 2004 and 2003, warehousing and distribution network costs totaled $393,000 and $455,000 respectively. The decline is due to a decline in total orders processed. The number of orders fell to 101,000 in the second quarter of 2004 from 119,000 in the comparable period of 2003. The Company is moving its warehousing operations to a new facility in Chicago, Illinois which will be operated by its wholly owned subsidiary, Corporate PC Source. The Company expects to complete the transition to its new warehousing facility by the end of the third quarter of 2004. The Company expects to incur approximately $250,000 in additional expenses during the third quarter of 2004 to complete the transition.

Advertising expenses, net.   The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising decreased to $1.7 million in the three month period ended June 30, 2004 from $2.3 million in the comparable 2003 period. Gross advertising expense decreased to $1.8 million for the second quarter of 2004 compared to $2.7 million in the second quarter of 2003. These declines primarily relates to a reduction in the circulation of the Company’s catalogs. The Company produced and distributed 1.9 million catalogs during the second quarter of 2004 compared to 2.8 million in the second quarter of 2003. Additionally, the Company eliminated unproductive marketing costs, including a reduction in the headcount to produce its catalog, and redesigned the format of its catalog reducing paper and printing costs. The Company’s vendor cooperative advertising reimbursements, which reduce the gross advertising expense, decreased to $105,000 in 2004 from $430,000 in 2003. The decline primarily relates to the Company’s adoption of EITF 02-16, under which the Company recorded $2.1 million of vendor consideration as a reduction to cost of sales in the second quarter of 2004 compared to $1.7 million in the second quarter of 2003. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising reimbursements received from the Company’s vendors. Vendors have reduced the total dollars available for general cooperative advertising reimbursements, creating increased competition for potential revenue. The Company believes that this competitive environment will continue.

Other Expense.   Other expense was $90,000 for the quarter ended June 30, 2004 compared to $103,000 in the second quarter of 2003. The expense is primarily due to interest expense incurred during the quarter. The Company leverages its line of credit to aggressively take early pay discounts. The increased expense during the second quarter of 2003 primarily relates to the cash payment in accordance with the March 31, 2003 acquisition of CPCS to its former shareholders. Additionally, the shift in customer mix has reduced the amount of sales on credit cards, which increases the number of days sales outstanding.

Provision/Benefit for Income Taxes.   The provision for income taxes for the quarter ended June 30, 2004 was $720,000 compared to a benefit of $190,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income (loss) before taxes was 38.5% for the quarter ended June 30, 2004 compared to 60.3% for the quarter ended June 30, 2003. The tax rate for the three months ended June 30, 2003 was impacted by the Company’s change in estimate of the annual taxable income.

Net Income/Loss.   Net income for the quarter ended June 30, 2004 was $1.2 million compared to a net loss of $125,000 in the second quarter of 2003. Basic and diluted income per share was $0.08 for the quarter ended June 30, 2004 compared to basic and diluted loss per share of $0.01 in the second quarter of 2003.

Comparison of Six Month Periods Ended June 30, 2004 and 2003

Net Sales. Consolidated net sales for the six months ended June 30, 2004 increased 9.4% to $238.1 million compared to $217.7 million in the comparable period of 2003. The increase in sales resulted primarily from the increased sales included in results for CPCS, the Company’s subsidiary acquired on March 31, 2003. CPCS net sales for the six months ended June 30, 2004 were $38.5 million compared to the three months ended June 30, 2003 of $18.1 million. The Company’s net sales for the six months ended June 30, 2004 excluding CPCS were $199.6 million, flat from the same period of the prior year. In the six month period ended June 30, 2003, the Company had sales to a former major customer of $31.1 million. Consolidated outbound sales to the SMB, large and public sector accounts increased 10.7% to $215.6 million in the first half of 2004 from $194.8 million in the first half of 2003. Inbound demand response sales to the legacy consumer and SOHO customers decreased slightly during the first half of 2004 to $22.5 million compared to $22.9 million in the comparable period of 2003, and declined as a percent of total sales to 9.5% from 10.5%.

Gross Profit.   Consolidated gross profit increased to $28.2 million for the six months ended June 30, 2004, compared to $23.3 million in the comparable period of 2003. Gross profit margins were increased $2.1 million due to the reclass for EITF 02-16, whereby the Company recorded $4.3 million of vendor consideration as a reduction to cost of sales in the first half of 2004 compared to $2.2 million in the first half of 2003. The remaining increase is generally a result of the Company’s focus on key gross margin enhancing initiatives. Gross profit as a percentage of net sales increased to 11.8% in the first half of 2004 compared to 10.7% in the first half of 2003. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions. Lastly, the Company categorizes it warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company whose warehousing and distribution network costs are a component of cost of sales.

Selling, General and Administrative (“SG&A”) Expenses.   SG&A expense dollars increased slightly to $21.3 million for the six months ended June 30, 2004 compared to $21.1 million in the six months ended June 30, 2003. The increase is primarily due to the Company’s acquisition of CPCS on March 31, 2003, net of decreases in the Company’s fixed costs. SG&A expenses for the first half of 2004 include six months of CPCS expenses whereas the first half of 2003 only include three months of expenses due to the timing of the acquisition transaction. The declines in fixed costs are associated with reductions in depreciation and facilities. For the six month periods ending June 30, 2004 and 2003, warehousing and distribution network costs totaled $801,000 and $924,000 respectively. The Company continues to maintain tight controls on its discretionary spending. As a percent of sales, SG&A was 8.9% for the six months ended June 30, 2004 compared to 9.7% for the comparable period of 2003.

Advertising expenses, net.   The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising increased slightly to $3.6 million in the six month period ended June 30, 2004 from $3.5 million in the comparable 2003 period. Gross advertising expense decreased to $3.8 million for the first half of 2004 compared to $5.5 million in the first half of 2003. The decline primarily relates to a reduction in the circulation of the Company’s catalogs. The Company produced and distributed 3.8 million catalogs during the six months ended June 30, 2004 compared to 5.7 million in the corresponding period of 2003. The Company also eliminated unproductive marketing costs during 2004, including a reduction in the headcount to produce its catalog, and redesigned the format of its catalog reducing paper and printing costs. The Company’s vendor cooperative advertising reimbursements, which reduce the gross advertising expense, decreased to $200,000 in 2004 from $2.1 million in 2003. The decline primarily relates to the Company’s adoption of EITF 02-16, under which the Company recorded $4.3 million of vendor consideration as a reduction to cost of sales in the first half of 2004 compared to $2.2 million in the first half of 2003. Additionally, advertising expense was impacted by a decline in the amount of cooperative advertising reimbursements received from the Company’s vendors. Vendors have reduced the total dollars available for general cooperative advertising reimbursements, creating increased competition for potential revenue. The Company believes that this competitive environment will continue.

Other Expense.   Other expense was $167,000 for the six months ended June 30, 2004 compared to $95,000 in the six months ended June 30, 2003. The change was primarily due to an increase in interest expense incurred in 2004 compared with the same period of 2003. The Company leverages its line of credit to aggressively take early pay discounts.

Provision/Benefit for Income Taxes.   The provision for income taxes for the six months ended June 30, 2004 was $1.2 million compared to a benefit of $588,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income (loss) before taxes was 38.8% for the six months ended June 30, 2004 compared to 43.3% for the six months ended June 30, 2003. The tax rate for the six months ended June 30, 2003 was impacted by the Company’s change in estimate of the annual taxable income.

Net Income/Loss.   Net income for the six months ended June 30, 2004 was $1.9 million compared to a net loss of $770,000 in the comparable period of 2003. Basic and diluted earnings per share were $0.14 and $0.13, respectively, for the six months ended June 30, 2004 and basic and diluted loss per share was $0.06 for the six months ended June 30, 2003.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of June 30, 2004, the Company had total assets of $89.2 million, of which $76.8 million were current assets. At June 30, 2004 and December 31, 2003 the Company had cash and cash equivalents of $3.6 million and $5.2 million, respectively. The Company utilized its cash position to aggressively take advantage of favorable discount terms offered by certain vendors. Cash has also been impacted by the reduction in credit card sales as a percent of total sales. The Company’s accounts receivable days outstanding decreased to 42 days at June 30, 2004 compared to 43 days at December 31, 2003. The Company’s working capital was $24.0 million and $20.9 million at June 30, 2004 and December 31, 2003, respectively. The Company has also committed to a stock repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock over the next twelve months in either open market or private transactions at then prevailing market prices.

Net cash provided by operating activities was $6.2 million for the six months ended June 30, 2004 compared to cash used in operating activities of $7.6 million for the six months ended June 30, 2003. Cash inflows for the six months ended June 30, 2004 were primarily due to increases in inventory, offset by decreases in accounts receivable. At June 30, 2004, inventory increased by $2.7 million, while net accounts receivable decreased by $2.7 million. The increase in inventory is primarily due to purchases associated with extended roll-outs for the Company’s large customers, while the decline in accounts receivable is generally due to aggressive collection efforts.

Cash outlays for capital expenditures were $1.3 million at June 30, 2004 compared to cash used by investing activities of $4.1 million at June 30, 2003. The capital expenditures during 2004 were primarily for leasehold improvements for the Company’s new corporate headquarters, costs to transition the Company’s warehousing facility to its subsidiary, CPCS, from a third party vendor and continued improvement, and other enhancements, of the Company’s information systems. The Company anticipates approximately $335,000 in capital expenditures associated with the transition of its warehouse facility. The Company will continue to upgrade its internal information systems as a means to increase operational efficiencies. The six months ended June 30, 2003 had capital expenditures of $383,000 and cash payments, net of cash received, for the Company’s acquisition of CPCS on March 31, 2003 of $3.7 million.

The Company’s financing activities included the payment of a note payable issued in its March 31, 2003 acquisition of CPCS. The amount due on the non-convertible notes payable at the end of the first of three earn-out periods was $662,000, which was paid to the former shareholders of CPCS during the second quarter of 2004.

At June 30, 2004, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility expires on November 26, 2004.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At June 30, 2004, the Company was compliant with all covenants of this facility. At June 30, 2004, $3.0 million of working capital advances were outstanding and accounts payable of $15.1 million was owed to this financial institution related to inventory purchases.

In July of 2004, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock over the next twelve months in either open market or private transactions at then prevailing market prices.

The Company believes that its existing available cash and cash equivalents, 2004 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and up to $3.0 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

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

Part II.

Item 1. Legal Proceedings

The Company is not currently a party to any legal proceedings, claims, disputes or litigation. However, because of the nature and inherent uncertainties of litigation, should the Company become a party to any of these actions, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Item 4. Submission of Matters to a vote of Security Holders

(a)	The Company held its annual meeting of shareholders on April 29, 2004.

(b)	Four matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1. Election of Directors

Nominee	Votes For	Against	Withheld
John H. Bauer	11,757,400		759,468
John T. Carleton	11,591,284		925,584
Firoz H. Lalji	11,734,324		782,544
Kathleen S. Pushor	11,757,200		759,668
Richard E. Carter	11,620,210		896,658
William C. Keiper	11,729,424		787,444

2. Ratification of Appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm

Votes For	Votes Against	Abstentions
12,485,058	26,210	5,600

3. Amend the Company’s 2003 Equity Incentive Plan

Votes For	Votes Against	Abstentions
7,622,146	1,023,167	13,230

4. Amend the Company’s 1999 Director Stock Option Plan

Votes For	Votes Against	Abstentions
7,612,429	1,030,334	15,780

Item 5(b). Director Nominations

The Company’s procedures by which security holders may recommend nominees to the Company’s Board of Directors have not changed since their first disclosure in the Company’s Form 10-K filed with the SEC on February 26, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form Exhibit No.	File No.	Filing Date

10.1	Subordination, Non-Disturbance, and Attornment	X
Agreement dated June 22, 2004 between US Bank
National Association, Zones, Inc. and Fana Auburn
LLC

31.1	Certification of Chief Executive Officer pursuant	X
to Section 302 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

31.2	Certification of Chief Financial Officer pursuant	X
to Section 302 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

32.1	Certification of Chief Executive Officer pursuant	X
to Section 906 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

32.2	Certification of Chief Financial Officer pursuant	X
to Section 906 of the Sarbanes-Oxley Act of 2002
and the regulations promulgated thereunder

(b)	Reports on Form 8-K

On April 30, 2004, the Company furnished a report on form 8-K containing the Company’s press release regarding its first quarter 2004 results from operations.

No other Reports on Form 8-K were furnished during the quarter ended June 30, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: August 10, 2004	ZONES, INC. By: /S/ FIROZ H. LALJI ———————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer /S/ RONALD P. MCFADDEN ———————————————————— Ronald P. McFadden, Chief Financial Officer