Form 10-Q
period 2004-09-30
ZONES INC
filed 2004-11-12
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
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

Yes |_|   No |X|

The number of shares of the registrant’s Common Stock outstanding as of November 9, 2004 was 13,433,445.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Part I.

Item 1. Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$4,283	$5,180
Receivables, net	61,480	59,965
Inventories, net	17,387	11,487
Prepaid expenses	1,278	1,101
Deferred tax asset	1,327	1,327

Total current assets	85,755	79,060
Property and equipment, net	4,246	4,355
Goodwill	5,098	4,193
Deferred tax asset	2,992	5,110
Other assets	180	167

Total assets	$98,271	$92,885

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,781	$41,270
Accrued liabilities	6,360	8,223
Line of credit	2,600	7,850
Notes payable	1,272	833

Total current liabilities	61,013	58,176
Notes payable	1,511	1,667
Deferred rent	1,023	341

Total liabilities	63,547	60,184

Commitments and contingencies

Shareholders’ equity:
Common stock, no par value, 45,000,000 authorized;
13,225,185 and 13,659,371 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	38,268	39,590
Accumulated deficit	(3,544)	(6,889)

Total shareholders’ equity	34,724	32,701

Total liabilities and shareholders’ equity	$98,271	$92,885

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net sales	$129,829	$112,697	$367,943	$330,436
Cost of sales	115,693	99,224	325,634	293,685

Gross profit	14,136	13,473	42,309	36,751
Selling, general and administrative	10,162	11,149	31,412	32,238
Advertising expenses, net	1,634	1,856	5,218	5,308

Income (loss) from operations	2,340	468	5,679	(795)

Interest expense	93	118	277	236
Other (income) expense, net	(44)	23	(61)	0

Other expense	49	141	216	236

Income (loss) before taxes	2,291	327	5,463	(1,031)
Provision (benefit) for income taxes	889	193	2,118	(395)

Net income (loss)	$1,402	$134	$3,345	$(636)

Basic earnings (loss) per share	$0.10	$0.01	$0.25	$(0.05)

Shares used in computing basic earnings
(loss) per share	13,452	13,623	13,594	13,625

Diluted earnings (loss) per share	$0.10	$0.01	$0.23	$(0.05)

Shares used in computing diluted earnings
(loss) per share	14,264	13,721	14,429	13,625

See notes to consolidated financial statements

ZONES, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2004	13,659,371	$39,590	$(6,889)	$32,701
Issuance of common stock	14,204	26		26
Common stock purchase and retired	(448,390)	(1,348)		(1,348)
Net income			3,345	3,345

Balance, September 30, 2004	13,225,185	$38,268	$(3,544)	$34,724

See notes to consolidated financial statements

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$3,345	$(636)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation	1,871	2,527
Deferred tax asset	2,118	(375)
Loss on disposal of asset	(2)
(Increase) decrease in assets and liabilities:
Receivables, net	(1,515)	(2,840)
Inventories, net	(5,900)	445
Prepaid expenses and other assets	(190)	89
Accounts payable	10,911	(3,659)
Accrued liabilities and deferred rent	(1,180)	(570)

Net cash provided by (used in) operating activities	9,458	(5,019)

Cash flows from investing activities:
Payment for acquisition, net of cash acquired		(3,716)
Purchases of property and equipment	(1,721)	(1,097)

Net cash used in investing activities	(1,721)	(4,813)

Cash flows from financing activities:
Net change in book overdraft	(1,400)	1,233
Net change in line of credit	(5,250)	1,333
Proceeds from sale of common stock	26	32
Purchase of common stock for retirement	(1,348)
Payments of notes payable	(662)
Payments on capital leases		(197)

Net cash provided by (used in) financing activities	(8,634)	2,401

Net decrease in cash and cash equivalents	(897)	(7,431)
Cash and cash equivalents at beginning of period	5,180	9,048

Cash and cash equivalents at end of period	$4,283	$1,617

Non-cash investing and financing activity:
Note payable for acquisition of Corporate PC Source (“CPCS”)		$2,500
Note payable to replace earn-out provision of CPCS acquisition	$1,200
Non-cash reduction to note payable for purchase price adjustment of CPCS	$(295)
Note payable for fixed asset purchase	$39

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

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31st. The changes in the carrying amount of goodwill for the nine months ended September 30, 2004 are as follows (in thousands):

Balance as of January 1, 2003	$—
Goodwill acquired in acquisition of Corporate
PC Source	4,193

Balance as of December 31, 2003	4,193

Adjustment to goodwill for purchase price
adjustment of Corporate PC Source	905
Impairment loss	—

Balance as of September 30, 2004	$5,098

The Company completed the impairment review required by SFAS No. 142 on March 31, 2004 and determined that its goodwill was not impaired. The Company recorded an adjustment to goodwill and to the related note payable of $295,000 in the quarter ended March 31, 2004 for a purchase price adjustment of Corporate PC Source (“CPCS”) as it did not exceed targeted thresholds for earnings before interest, tax and depreciation. During the three months ended September 30, 2004, the Company agreed with the former shareholders of CPCS to replace the contingent earn-out component of the purchase price with a fixed sum of $1.2 million which resulted in an increase to goodwill (see Note 6).

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

	Three months ended September 30,
	2004	2003

Net income - as reported	$1,402	$134
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all
awards, net of tax	(219)	(56)

Net income - pro forma	$1,183	$78

Basic income per share - as reported	$0.10	$0.01
Diluted income per share - as reported	$0.10	$0.01

Basic income per share - pro forma	$0.09	$0.01
Diluted income per share - pro forma	$0.08	$0.01

	Nine months ended September 30,
	2004	2003

Net income (loss) - as reported	$3,345	$(636)
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all
awards, net of tax	(527)	(232)

Net income (loss) - pro forma	$2,818	$(868)

Basic income (loss) per share - as reported	$0.25	$(0.05)
Diluted income (loss) per share - as reported	$0.23	$(0.05)

Basic income (loss) per share - pro forma	$0.21	$(0.06)
Diluted income (loss) per share - pro forma	$0.20	$(0.06)

The fair value of each option grant is estimated for the purposes of these pro formas on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively: expected volatility of 201% and 214%; risk-free interest rate of 3.41% and 2.87%; and expected lives of 4 years.

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

3. Earnings Per Share

The Company has 45,000,000 common shares authorized. The Company has granted options to purchase common shares to team members and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Basic earnings per share:

Net income (loss)	$1,402	$134	$3,345	$(636)

Weighted average shares outstanding	13,452	13,623	13,594	13,625

Basic earnings (loss) per share	$0.10	$0.01	$0.25	$(0.05)

Diluted earnings per share:

Net income (loss)	$1,402	$134	$3,345	$(636)

Weighted average shares outstanding	13,452	13,623	13,594	13,625
Stock options	812	98	835

Total common shares and dilutive securities	14,264	13,721	14,429	13,625

Diluted earnings (loss) per share	$0.10	$0.01	$0.23	$(0.05)

For the three and nine months ended September 30, 2004, and the three months ended September 30, 2003, 1,374,198, 1,574,198 and 1,450,635 shares, respectively, attributable to outstanding stock options excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the nine months ended September 30, 2003, all outstanding stock options were considered anti-dilutive as the Company was in a loss position. For the three and nine month period ended September 30, 2003, the Company had 250,000 of contingent convertible notes outstanding which were not included in the calculation of earnings per share.

4. Commitments and Contingencies

Legal Proceedings

The Company is not currently a party to any legal proceedings, claims, disputes or litigation. However, because of the nature and inherent uncertainties of litigation, should the Company become a party to any of these actions, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Liquidity

The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and up to the remaining balance of $1.7 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

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

A summary of the Company’s operations by segment follows (in thousands):

	Three months ended September 30, 2004
	Zones	CPCS	Eliminations	Consolidated

External customer sales	$107,576	$22,253		$129,829
Transfer between segments		484	$(484)	—

Total net sales	$107,576	$22,737	$(484)	$129,829
Depreciation	$561	$34	$7	$602
Income from operations	$1,425	$915		$2,340

Goodwill		$5,098		$5,098
Total assets	$83,929	$14,342		$98,271

	Three months ended September 30, 2003
	Zones	CPCS	Eliminations	Consolidated

External customer sales	$93,479	$19,218		$112,697
Transfer between segments	196	27	$(223)	—

Total net sales	$93,675	$19,245	$(223)	$112,697
Depreciation	$819	$62		$881
Income from operations	$39	$429		$468

	Nine months ended September 30, 2004
	Zones	CPCS	Eliminations	Consolidated

External customer sales	$307,177	$60,766		$367,943
Transfer between segments	58	688	$(746)	—

Total net sales	$307,235	$61,454	$(746)	$367,943
Depreciation	$1,746	$118	$7	$1,871
Income from operations	$3,488	$2,191		$5,679

Goodwill		$5,098		$5,098
Total assets	$83,929	$14,342		$98,271

	Nine months ended September 30, 2003
	Zones	CPCS(a)	Eliminations	Consolidated

External customer sales	$293,155	$37,281		$330,436
Transfer between segments	864	29	$(893)	—

Total net sales	$294,019	$37,310	$(893)	$330,436
Depreciation	$2,402	$25		$2,527
Income (loss) from operations	$(1,601)	$806		$(795)

	Twelve months ended December 30, 2003
	Zones	CPCS	Eliminations	Consolidated

Goodwill		$4,193		$4,193
Total assets	$75,756	$17,129		$92,885

(a) The nine months ended September 30, 2003 results for CPCS are only for the six month period from April 1, 2003 to September 30, 2003, as it was acquired on March 31, 2003.

Substantially all of the Company’s net sales for the three and nine months ended September 30, 2004 and September 30, 2003 were made to customers located in the United States. All of the Company’s assets at September 30, 2004 and December 31, 2003 were located within the United States. No one customer represented over 10% of total sales for the three or nine month period ended September 30, 2004. During the nine months ended September 30, 2003 a former major customer of the Company represented more than 10% of total sales, but did not represent a major customer in the three or nine month period ended September 30, 2004. Net sales to the former major customer were $6.6 million and $37.7 million for three and nine months ended September 30, 2003, respectively. The contract with this former customer expired in June of 2003.

6. Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS. Through this acquisition, the Company added complementary product and service offerings to Enterprise size customers by expanding its market opportunities into the Midwest. These opportunities, along with the ability to acquire CPCS’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Goodwill of approximately $5.1 million at September 30, 2004 represents the balance of the excess of the purchase price over the fair value of the net tangible assets acquired.

During the quarter ended September 30, 2004, the Company renegotiated certain terms of the SPA with the former shareholders of CPCS. The Company and the former shareholders of CPCS agreed to reduce the amount of the potential earn out payments to a fixed sum and to cancel each outstanding convertible promissory note and non-convertible promissory note in exchange for the issuance of an unsecured, subordinated non-convertible promissory note in a principal amount equal to the former CPCS shareholders’ ratio of former shareholdings of such fixed sum (the “New Notes”). Under the terms of the Agreement, the Company issued New Notes in the aggregate principal amount of $2,743,864 to the former shareholders of CPCS. This aggregate principal is equal to the remaining note payable balance under the original SPA of $1,543,864, plus the fixed sum of $1,200,000 which increased goodwill.

Interest will accrue on the unpaid principal amount of the New Notes at the prime rate plus 0.25%. At September 30, 2004 the rate was 4.75%. The Company will make payments on accrued interest and the outstanding principal amount on the New Notes on a fixed payment schedule through April 2006.

Prior to the September 27, 2004 renegotiation, under the terms of the March 31, 2003 SPA, the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principal amount of $2,500,000: $2,250,000 non-convertible notes, $250,000 convertible notes. Each non-convertible note had a three year term, with interest paid quarterly, and one third of the principal amount was due and payable at the end of each of the earn-out periods, which occurred annually on the transaction date. Each convertible note had a three year term and one-third of the amount outstanding was payable at the end of each of the earn-out periods, should CPCS have reached a threshold of earnings before income tax, depreciation and amortization (“EBITDA”), they may at any time before the payment thereof, at the option of the prior shareholders, have been converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds were the source of the funds used for the cash portion of the purchase price. The notes bore interest at the rate the Company paid to its primary lender less 0.25%. In addition, the old notes were subject to reduction for failure of CPCS to reach a threshold of EBITDA, which would have adjusted the purchase price in the future. The Company measured the EBITDA thresholds annually on March 31st; which is the end of each earn-out period.

At the end of the first earn-out period, March 31, 2004, CPCS did not reach threshold EBITDA. Therefore, the principal amount of the notes was adjusted by $295,000, and goodwill was reduced by the adjustment. The amount due on the non-convertible notes payable at the end of the first earn-out period was $662,000, which was paid to the former shareholders of CPCS on April 2, 2004.

Additionally, prior to the September 27, 2004 renegotiation,, the SPA contained a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA. The former shareholders of CPCS would have received a percentage of earnings each year up to 200% of the applicable EBITDA target. The targeted EBITDA grew 10% per year after the initial earn-out period. The maximum payment available was $4.95 million in the initial earn-out period and 10% annually in the second and third year. No contingent payment would have been required if CPCS earned less than 70% of the target EBITDA in any of the earn-out periods. The Company measured the EBITDA targets annually on March 31st.

The first earn-out period ended on March 31, 2004. During this first earn-out period, CPCS did not meet the minimum level of annual EBITDA required in order for the former shareholders of CPCS to be owed an earn-out payment.

Any contingent payments made to the former shareholders of CPCS would be based exclusively on the ratio of their former shareholdings. If any contingent payment was made the Company would have recorded these payments as a purchase price adjustment to goodwill. Their continued employment with CPCS is not a requirement for receipt of any future contingent payments.

CPCS’s results of operations are included in the Company’s consolidated financial statements only for the periods after the date of closing, March 31, 2003.

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

	Nine months ended September 30, 2003
	Zones	CPCS	Eliminations	Consolidated

Net sales	$294,019	$61,320	$(893)	$354,446
Net income (loss)	$(1,081)	$880		$(201)
Earnings per share:
Basic	$(0.08)	$0.07		$(0.01)
Diluted	$(0.08)	$0.07		$(0.01)

7. Related Party Disclosure

In June 2004, Fana Capital Corp., a company owned by an officer of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the existing 11-year lease. Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus real estate taxes, insurance and common area maintenance charges. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration.

8. Share Repurchase Program

In July 2004, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock over the next twelve months in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company purchased and retired 448,390 shares of its common stock at a total cost of $1.3 million (an average price of $3.01 per share) during the three month period ended September 30, 2004. Of the 448,390 shares repurchased, 417,739 shares were purchased from related parties in two private transactions.

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

No Assurance of Future Profitability. The Company has only recently achieved profitability. The Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of enterprise customers, the level of corporate investment in new information technology (“IT”) related capital equipment, decisions by IT equipment manufacturers to increase their own direct sales, industry announcements of new products or upgrades, industry consolidation and general economic conditions. Although the Company has taken a number of steps to reduce costs, such as by reducing redundant headcount and obtaining a more favorable facilities lease, and intends to continue exploring additional means of cost reduction, there is no assurance that the Company will be able to identify or achieve additional cost savings or maintain profitability going forward.

No Assurance as to Sales Levels. There is no assurance that the Company will be able to sustain its current sales levels. Sales may decline for any number of reasons, such as a decline in corporate investment in IT related equipment, increased competition, changes in customers’ buying habits, the loss of significant customers, changes in the selection of products available for resale by the Company, or general economic conditions. A decline in sales levels could adversely affect the Company’s business, financial condition, cash flows or results of operations.

Pressure on Margins. The computer products industry has been characterized by intense price competition and pressure on profit margins. An increasing number of manufacturers are also providing their products direct to customers. Various other factors also may create downward pressure on the Company’s gross margins, such as an increasing proportion of sales to large, public sector or other competitive-bid accounts. As a percentage of net sales, the Company’s gross margin may be more volatile due to the adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” If the Company is unable to maintain or improve gross margins in the future, this could have an adverse effect on the Company’s business, financial condition, or results of operations.

Account Executive Hiring and Productivity. The Company intends to continue to recruit account executives. The Company hopes to hire approximately 20 new account executives each month through November 2004. There are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time. The productivity of account executives has historically been closely correlated with tenure. Even if the Company retains the account executives, there are no assurances that they will become productive at historical levels. Additionally, in the past the Company’s account executives have been the subject of aggressive hiring by competitors.

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

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 52.0% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 53.6% of the outstanding shares of the Company’s common stock. The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock. The Company’s certification as a Minority Business Enterprise is dependant upon Mr. Lalji’s maintenance of voting control and a decrease in his level of voting power could have an adverse effect on the Company’s ability to compete for certain sales opportunities.

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees have increased as a result of increased disclosure requirements and the need to comply with new corporate governance requirements under the Sarbanes-Oxley Act as well as SEC regulations and new Nasdaq rules. Additionally, independent registered public accounting firm audit fees have increased, and are expected to increase even more as requirements associated with corporate governance and internal controls and attestation become effective. These increasing costs may have an adverse effect on the ability of the Company to maintain profitability.

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

Major Customer. The Company had a contract with a major customer, Microsoft Corporation, which expired in June 2003. Sales to this customer represented less than 10% of total sales for the three and nine month period ended September 30, 2004, compared to 5.8% and 11.4% of total sales for the three and nine month period ended September 30, 2003, respectively. While the Company may continue to receive some level of business from Microsoft, net sales to this customer have significantly declined.

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

Reliance on Distribution. Corporate PC Source, the Company’s wholly owned subsidiary, provides and operates a warehouse and distribution center for the Company in Bensonville, Illinios. Any limitation or interruption of the service could have a material adverse effect on the Company’s business, financial condition, and results of operations. Additionally, certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Overview

Zones Inc. and its subsidiaries are direct marketing resellers of technology hardware, software and services. The Company procures and fulfills IT solutions to the small to medium business, large corporate customer and the public sector market place. Relationships with small to medium sized businesses (“SMB”), large customers and public sector institutions represented 92.7% and 91.3% of total net sales during the three and nine months ending September 30, 2004, respectively. The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

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

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At September 30, 2004, the Company had 571 team members in its consolidated operations; 281 of whom are inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington. The Company makes additional company information available free of charge on its website, www.zones.com/IR.

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

Third party extended warranties, third party software maintenance products and third party services sold by the Company (for which the Company is not the primary obligor) are recognized in accordance with SEC Staff Accounting Bulletin No. 101 and No. 104, “Revenue Recognition” and EITF 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Pursuant to EITF 99-19, when the Company sets prices and has inventory risk and credit risk, revenues are recorded gross. If any of those criteria are not present, revenue and cost of sales are recorded net. When the sale is recorded, the Company has no further obligation to fulfill.

Additionally, the Company offers limited return rights within fourteen days on its product sales. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists,” based on significant historical experience. If actual credits were to deviate significantly from the Company’s estimates, its results of operations could be adversely affected. The Company had allowances for sales returns of $66,000 at September 30, 2004 and 2003.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.1	88.0	88.5	88.8

Gross profit	10.9	11.9	11.5	11.2
Selling, general and administrative expenses	7.8	9.9	8.5	9.8
Advertising expenses, net	1.3	1.6	1.4	1.6

Income (loss) from operations	1.8	0.4	1.6	(0.2)
Other (income) expense	0.0	0.1	0.1	0.1

Income (loss) before income taxes	1.8	0.3	1.5	(0.3)
Provision (benefit) for income taxes	0.7	0.2	0.6	(0.1)

Net income (loss)	1.1%	0.1%	0.9%	(0.2)%

Selected operating data:
Number of orders	104,000	109,000	317,000	352,000
Average order size	$1,254	$1,046	$1,180	$949
Number of B2B account executives, end of period			253	208
Productivity per employee, annualized			$909,000	$805,000

Product Mix (% of Net Sales):
Notebook & PDA’s	12.7%	14.3%	15.1%	15.6%
Desktops & Servers	19.5	19.8%	20.0	20.1%
Software	20.9	16.9%	17.8	13.8%
Storage	7.7	10.4%	8.6	10.8%
NetComm	4.8	5.8%	4.6	5.6%
Printers	8.8	8.0%	9.3	8.3%
Monitors & Video	11.1	8.5%	10.4	9.7%
Memory & Processors	5.4	6.7%	4.9	5.9%
Accessories & Other	9.1	9.6%	9.3	10.2%

Comparison of Three Month Periods Ended September 30, 2004 and 2003

Net Sales. Consolidated net sales for the quarter ended September 30, 2004 increased 15.2% to $129.8 million compared to $112.7 million in the third quarter of 2003. The consolidated net sales for both three month periods include sales from the Company’s subsidiary, CPCS, which was acquired on March 31, 2003. CPCS net sales for the three months ended September 30, 2004 increased 16.0% to $22.3 million from $19.2 million for the same period of the prior year. Consolidated outbound sales, including sales by CPCS, to the SMB, large and public sector accounts increased 18.8% to $120.3 million in the third quarter of 2004 from $101.3 million in the third quarter of 2003. The increase was driven by an increase in public sector sales. Sales to the public sector were $18.1 million during the three months ended September 30, 2004 compared to $9.4 million in the prior year. Sales for the three months ended September 30, 2003 included $6.6 million of sales to a former major customer, whose contract with the Company expired in June of 2003. Inbound demand response sales to the legacy consumer and small office home office (“SOHO”) customers declined to $9.5 million for the three months ended September 30, 2004 compared to $11.4 million in the comparable period of 2003, and declined as a percent of total sales to 7.3% from 10.2% in the prior year.

Gross Profit. Consolidated gross profit increased to $14.1 million for the third quarter of 2004, compared to $13.5 million in the third quarter of 2003. Gross profit as a percentage of net sales decreased to 10.9% in the quarter ended September 30, 2004 compared to 11.9% in the third quarter of 2003, and decreased sequentially from 11.5% in the second quarter of 2004. Gross profit margins for the three months ended September 30, 2004 were impacted by a shift in customer and product mix that decreased overall margins. In particular, software as a percentage of sales increased to 20.9% during the third quarter of 2004 from 17.8% in the same period of last year. In general, software sales have a lower margin than other product lines sold by the Company. The Company anticipates the dollar amount of vendor consideration categorized as costs of sales to remain relatively flat. However, as a percentage of net sales, the Company’s gross margin may be more volatile due to the adoption of EITF 02-16, as well as product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars decreased to $10.2 million for the quarter ended September 30, 2004 compared to $11.1 million in the third quarter of 2003. The decline was primarily due to a reduction in depreciation and facilities expenses. Depreciation expense declined to $595,000 in the third quarter of 2004 from $882,000 in the third quarter of 2003. Facilities expense declined to $551,000 for the three months ended September 30, 2004 from $823,000 in the prior year due to the Company’s decision to move its headquarters in September of 2003 to a lower cost facility. The Company continued its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives. The Company increased its outbound account executive headcount 21.6% to 253 at September 30, 2004 compared to 208 in the prior year period. As a percent of sales, SG&A was 7.8% for the quarter ended September 30, 2004 compared to 9.9% for the third quarter of 2003. The decline in SG&A as a percentage of sales was both a function of a decline in overall dollars as well as increased sales volumes. For the three month periods ending September 30, 2004 and 2003, warehousing and distribution network costs totaled $484,000 and $403,000 respectively. The increase was due to the Company’s transition of its warehousing operations to a new facility in Chicago, Illinois operated by its wholly owned subsidiary, CPCS.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising decreased to $1.6 million in the three month period ended September 30, 2004 from $1.9 million in the comparable 2003 period. Gross advertising expense decreased to $1.8 million for the third quarter of 2004 compared to $2.3 million in the third quarter of 2003. These declines primarily relate to a reduction in the circulation of the Company’s catalogs. The Company produced and distributed 1.9 million catalogs during the third quarter of 2004 compared to 2.5 million in the third quarter of 2003. Additionally, the Company eliminated unproductive marketing costs, including a reduction in the headcount to produce its catalog, and redesigned the format of its catalog reducing paper and printing costs. The Company’s vendor cooperative advertising reimbursements, which reduce the gross advertising expense, decreased to $198,000 in 2004 from $401,000 in 2003. The decline primarily related to a decline in the total dollars available for general cooperative advertising reimbursements, creating increased competition for potential revenue. The Company believes that this competitive environment will continue.

Other Expense. Other expense was $49,000 for the quarter ended September 30, 2004 compared to $141,000 in the third quarter of 2003. The expense was primarily due to interest expense incurred during the quarter. The Company leverages its line of credit to aggressively take early pay discounts. Additionally, third quarter 2003 had $36,000 of interest expense associated with the Washington State tax audit which was settled in December of 2003.

Provision/Benefit for Income Taxes. The provision for income taxes for the quarter ended September 30, 2004 was $889,000 compared to a provision of $193,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.8% for the quarter ended September 30, 2004 compared to 59.0% for the quarter ended September 30, 2003. The tax rate for the three months ended September 30, 2003 was impacted by the Company’s change in estimate of the annual taxable income.

Net Income. Net income for the quarter ended September 30, 2004 was $1.4 million compared to net income of $134,000 in the third quarter of 2003. Basic and diluted income per share was $0.10 for the quarter ended September 30, 2004 compared to basic and diluted income per share of $0.01 in the third quarter of 2003.

Comparison of Nine Month Periods Ended September 30, 2004 and 2003

Net Sales. Consolidated net sales for the nine months ended September 30, 2004 increased 11.4% to $367.9 million compared to $330.4 million in the comparable period of 2003. The increase in sales resulted primarily from the increased sales included in results for CPCS, the Company’s subsidiary acquired on March 31, 2003. CPCS net sales for the nine months ended September 30, 2004 were $60.8 million compared to the six months ended September 30, 2003 of $37.3 million. The Company’s net sales for the nine months ended September 30, 2004 excluding CPCS were $307.2 million, a 4.8% increase from the same period of the prior year. In the nine month period ended September 30, 2003, the Company had sales to a former major customer of $37.7 million, whose contract with the Company expired in June of 2003. Consolidated outbound sales to the SMB, large and public sector accounts increased 13.4% to $335.9 million in the first nine months of 2004 from $296.1 million in 2003. Inbound demand response sales to the legacy consumer and SOHO customers decreased by 6.7% during the first nine months of 2004 to $32.1 million compared to $34.3 million in the comparable period of 2003, and declined as a percent of total sales to 8.7% from 10.4%.

Gross Profit. Consolidated gross profit increased to $42.3 million for the nine months ended September 30, 2004, compared to $36.8 million in the comparable period of 2003. The increase was due the Company’s margin enhancing initiatives, such as pricing strategies, customer mix and a focus on higher margin accessory items, and the margin reclassification associated with Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Gross profit margins year over year were increased $2.1 million due to the reclassification for EITF 02-16, whereby the Company recorded $6.0 million of vendor consideration as a reduction to cost of sales in the first nine months of 2004 compared to $3.9 million in the first nine months of 2003. Gross profit as a percentage of net sales increased to 11.5% in the first nine months of 2004 compared to 11.1% in the first nine months of 2003. Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions. Lastly, the Company categorizes it warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company whose warehousing and distribution network costs are a component of cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars decreased slightly to $31.4 million for the nine months ended September 30, 2004 compared to $32.2 million in the nine months ended September 30, 2003. The decrease was primarily due to the Company’s reduction of fixed costs. The declines in fixed costs were associated with reductions in depreciation and facilities. Depreciation expense declined to $1.9 million in the first nine months of 2004 from $2.5 million in 2003. Facilities expense declined to $1.6 million for the nine months ended September 30, 2004 from $2.0 million in the prior year due to the Company’s decision to move its headquarters in September of 2003 to a lower cost facility. For the nine month periods ending September 30, 2004 and 2003, warehousing and distribution network costs remained flat at $1.3 million, even with additional costs incurred during 2004 to transition its warehousing operations to a new facility in Chicago, Illinois operated by its wholly owned subsidiary, CPCS. The Company continued its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives. The Company increased its outbound account executive headcount 21.6% to 253 at September 30, 2004 compared to 208 at September 30, 2003. As a percent of sales, SG&A was 8.5% for the nine months ended September 30, 2004 compared to 9.8% for the comparable period of 2003.

Advertising expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company’s net cost of advertising decreased slightly to $5.2 million in the nine month period ended September 30, 2004 from $5.3 million in the comparable 2003 period. Gross advertising expense decreased to $5.6 million for the first nine months of 2004 compared to $7.8 million in the first nine months of 2003. The decline primarily relates to a reduction in the circulation of the Company’s catalogs. The Company produced and distributed 5.7 million catalogs during the nine months ended September 30, 2004 compared to 8.4 million in the corresponding period of 2003. The Company also eliminated unproductive marketing costs during 2004, including a reduction in the headcount to produce its catalog, and redesigned the format of its catalog reducing paper and printing costs. The Company’s vendor cooperative advertising reimbursements, which reduce the gross advertising expense, decreased to $399,000 in 2004 from $2.5 million in 2003. The decline primarily related to the Company’s adoption of EITF 02-16, under which the Company recorded $6.0 million of vendor consideration as a reduction to cost of sales in the first nine months of 2004 compared to $3.9 million in the first nine months of 2003. Additionally, advertising expense was impacted by a decline in the total dollars available for general cooperative advertising reimbursements, creating increased competition for potential revenue. The Company believes that this competitive environment will continue.

Other Expense. Other expense was $216,000 for the nine months ended September 30, 2004 compared to $236,000 in the nine months ended September 30, 2003. Other expense was primarily interest expense associated with the Company’s working capital line of credit. The Company leverages its line of credit to aggressively take early pay discounts. Additionally, the nine months ended September 30, 2003 had $36,000 of interest expense associated with the Washington State tax audit which was settled in December of 2003.

Provision/Benefit for Income Taxes. The provision for income taxes for the nine months ended September 30, 2004 was $2.1 million compared to a benefit of $395,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income (loss) before taxes was 38.8% for the nine months ended September 30, 2004 compared to 38.3% for the nine months ended September 30, 2003.

Net Income/Loss. Net income for the nine months ended September 30, 2004 was $3.3 million compared to a net loss of $636,000 in the comparable period of 2003. Basic and diluted earnings per share were $0.25 and $0.23, respectively, for the nine months ended September 30, 2004 and basic and diluted loss per share was $0.05 for the nine months ended September 30, 2003.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

As of September 30, 2004, the Company had total assets of $98.3 million, of which $85.8 million were current assets. At September 30, 2004 and December 31, 2003 the Company had cash and cash equivalents of $4.3 million and $5.2 million, respectively. The Company utilized its cash position to aggressively take advantage of favorable discount terms offered by certain vendors. The Company’s accounts receivable days outstanding remained constant at 43 days for September 30, 2004 compared to December 31, 2003. The Company’s working capital was $24.7 million and $20.9 million at September 30, 2004 and December 31, 2003, respectively. The Company committed to a stock repurchase program in July of 2004 under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock over the next twelve months in either open market or private transactions at then prevailing market prices. During the three months ended September 30, 2004, the Company purchased and retired 448,390 shares of its common stock at a total cost of $1.3 million (an average price of $3.01 per share) during the three month period ended September 30, 2004.

Net cash provided by operating activities was $9.5 million for the nine months ended September 30, 2004 compared to cash used in operating activities of $5.0 million for the nine months ended September 30, 2003. Cash inflows for the nine months ended September 30, 2004 were primarily due to increases in accounts payable and the use of net operating loss carry-forwards reducing its current federal income tax obligation, offset by increases in inventory. At September 30, 2004, accounts payable increased by $10.9 million and the Company utilized $2.1 million of its net operating loss carry-forward, while net inventory increased by $5.9 million. The increase in inventory and accounts payable was primarily due to purchases associated with extended roll-outs for the Company’s large customers.

Cash outlays for investing activities were $1.7 million at September 30, 2004 compared to $4.8 million at September 30, 2003. The investing activities during 2004 were for capital expenditures primarily for leasehold improvements for the Company’s new corporate headquarters, costs to transition the Company’s warehousing facility to its subsidiary, CPCS, from a third party vendor and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies. The nine months ended September 30, 2003 had capital expenditures of $1.1 million and cash payments, net of cash received, for the Company’s acquisition of CPCS on March 31, 2003 of $3.7 million.

The Company’s financing activities included the payment of a note payable issued in its March 31, 2003 acquisition of CPCS. The amount due on the non-convertible notes payable at the end of the first of three earn-out periods was $662,000, which was paid to the former shareholders of CPCS on April 2, 2004.

At September 30, 2004, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At September 30, 2004, the Company was compliant with all covenants of this facility. At September 30, 2004, $2.6 million of working capital advances were outstanding and accounts payable of $13.9 million was owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, 2004 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and the remaining balance of $1.7 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July of 2004, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock over the next twelve months in open market or private transactions at then prevailing market prices.

The following table sets forth information on the Company’s common stock repurchase program for the quarter ended September 30, 2004:

Period			Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
	Total number of shares purchased	Average price paid per share

July 1, 2004 through
July 31, 2004	0	$—	0	$3,000,000
August 1, 2004 through
August 31, 2004	448,390	$3.01	448,390	$1,651,886
September 1, 2004 through
September 30, 2004	0	$—	0	$1,651,886

Item 6. Exhibits

(a)	Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to	X
Section 302 of the Sarbanes-Oxley Act of 2002 and the
regulations promulgated thereunder
31.2	Certification of Chief Financial Officer pursuant to	X
Section 302 of the Sarbanes-Oxley Act of 2002 and the
regulations promulgated thereunder
32.1	Certification of Chief Executive Officer pursuant to	X
Section 906 of the Sarbanes-Oxley Act of 2002 and the
regulations promulgated thereunder
32.2	Certification of Chief Financial Officer pursuant to	X
Section 906 of the Sarbanes-Oxley Act of 2002 and the
regulations promulgated thereunder

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

Date: November 10, 2004	ZONES, INC. By: /S/ FIROZ H. LALJI ————————————————————— Firoz H. Lalji, Chairman and Chief Executive Officer
/S/ RONALD P. MCFADDEN ————————————————————— Ronald P. McFadden, Chief Financial Officer