Form 10-K
period 2004-12-31
ZONES INC
filed 2005-03-04
CIK 1013786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

x        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

OR

o        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission File Number 0‑28488

ZONES, INC
(Exact name of registrant as specified in its charter)

Washington	91‑1431894
(State of Incorporation)	(I.R.S. Employer Identification Number)

1102 15th Street SW, Suite 102 Auburn, Washington	98001‑6509
(Address of Principal Executive Offices)	(Zip Code)

(253) 205‑3000
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2004 was approximately $19,842,003, based upon the last sales price per share of $2.81 as reported by the NASDAQ National Market.

The number of shares of the registrant's Common Stock outstanding as of February 23, 2005 was 13,523,834.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 5, 2005 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ZONES, INC.

FORM 10-K ANNUAL REPORT

FOR THE YEAR ENDED DECEMBER 31, 2004

PART I

PART II

PART III

PART IV

Item 15.	Exhibits, Financial Statement Schedules	26
Signatures		27

Part I

Item 1.    Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “expect”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in the risk factors on pages 4 – 7 of this document. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, pressure on margins, reliance on vendor support and relationships, state tax uncertainties, the industry’s rapid technological change and the Company’s exposure to inventory obsolescence.  Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

General

Zones, Inc. and its subsidiaries (the “Company”) are single-source direct marketing resellers of name-brand information technology products to the small- to medium-sized business market, large and public sector accounts, while supporting their legacy Mac customers.  Zones sells products through outbound and inbound account executives, specialty print and e-catalogs, and the Internet.  Zones offers more than 150,000 products from leading manufacturers including 3Com, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Microsoft, Sony and Toshiba.

Incorporated in 1988, Zones, Inc., is headquartered in Auburn, Washington. Buying information is available at http://www.zones.com, or by calling 800-258-2088.  The Company’s investor relations information can be accessed online at www.zones.com/IR.

Industry Background

The Company believes that many businesses have become more receptive to direct marketing resellers (“DMR”) and now make their information technology (“IT”) purchasing decisions primarily on product selection, availability, convenience and price.  DMRs offer a broad product and service selection and purchasing convenience. The DMR channel serves a fragmented market whose projected annual sales are in the multi-billions of dollars.  DMRs are characterized by a low cost structure driven by few fixed costs, rapid inventory turns, a centralized sales force and highly automated internal processes, specifically including the use of the Internet and electronic data interchange (“EDI”) links with major vendors and customers to streamline operations.  The Company’s strategy as a solution provider emphasizes a fulfillment model, which integrates the procurement and resale of technology and related accessory product lines with value added configuration and logistics services.

The industry benefited in 2004 from a stabilizing economic environment.  The IT industry relies on corporate investment in new technology for sustainable growth.  Businesses seem to have resumed typical spending trends as corporate profits improve.  The Company believes that corporate profits will continue to grow, which should in turn increase IT investment.  Current sentiment in the industry is cautious in its first half of 2005 outlook.  It is forecasted that the first half of 2005 will be slow growth as budgeted projects are being approved, but that the second half of 2005 will strengthen.  In particular, the Company is focused on the shift by commercial customers to mobile technology and the need for additional storage and security. The Company’s growth in 2005 will depend in part on gains in market share and procuring a greater portion of existing customers’ IT purchases.  Zones’ targets for growth in this environment are the small- to medium-sized business (“SMB”) market and the public sector market.

Historically, the SMB market has a very high adoption rate for IT products, and has not been as price sensitive as enterprise level customers.  Additionally, the Company believes that many SMB customers have embraced the relationship-based outbound selling model due to its ability to offer a single-source for IT procurement.

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

Public sector has become a viable growth market for the Company as the procurement within the public sector arenas became more decentralized.  The Company can leverage the commercial business model to pursue new business within the public sector.  Particularly by utilizing its knowledgeable sales force, efficient logistics and extensive e-commerce capabilities, the Company can add new public sector customers with little investment.

The Company believes these factors create an opportunity for Zones to gain market share from the fragmented value added resellers (“VAR”) and to a lesser extent, other DMRs, especially those that cannot provide end-to-end IT procurement and related services.  The Company believes that DMRs will prevail in the changing market because they more effectively address and communicate their value-add relative to these issues, and can expand the way customers think about their procurement processes.

Risk Factors

There are a number of important factors that could cause the Company’s actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which the Company may or may not yet be aware.

No Assurance of Future Profitability.  The Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of commercial and public sector customers, cost of compliance with new legal and regulatory requirements, the level of corporate investment in new IT related capital equipment, industry announcements of new products or upgrades, industry consolidation and general economic conditions.  The Company has taken a number of steps to reduce fixed costs, such as reducing redundant headcount and obtaining a more favorable facilities lease.  The Company intends to continue exploring additional means of cost reduction, but there is no assurance that the Company will be able to continue to identify or achieve additional cost savings or to maintain profitability going forward.

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

Pressure on Margins.  There is intense price competition and pressure on profit margins in the computer products industry.  An increasing number of manufacturers are providing their products direct to customers.  Various other factors also may create downward pressure on the Company’s gross margins, such as increasing proportion of sales to large, public sector or other competitive bid accounts.  As a percentage of net sales, the Company’s gross margin may be more volatile due to Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” as the Company anticipates the dollar amount classified as a reduction to cost of sales to remain constant as sales volumes fluctuate.  If the Company is unable to maintain or improve gross margins in the future, this could have an adverse effect on the Company’s business, financial condition, or results of operations.

4

Account Executive Hiring, Retention and Productivity.  The Company intends to continue to recruit account executives.  The Company hopes to hire approximately 15 to 25 new account executives each month.  However, there are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time, or that the Company will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Even if the Company does retain its account executives, there are no assurances that they will become productive at historical levels.  Additionally, the Company’s account executives in the past have been the subject of aggressive hiring efforts by competitors.

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

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 51.0% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds.  If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 52.6% of the outstanding shares of the Company’s common stock.  The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors.  This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock.  The Company’s certification as a Minority Business Enterprise is dependent on Mr. Lalji’s maintenance of voting control and a decrease in his level of voting power could have an adverse effect on the Company’s ability to compete for certain opportunities.

Increased Expenses of Being a Public Company.  The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002.  Legal counsel fees specific to the increased disclosure requirements and the need to comply with new corporate governance requirements have increased under the Sarbanes-Oxley Act as well as SEC regulations and new NASDAQ rules.  Additionally, independent registered public accounting firm audit fees have significantly increased, and are expected to increase even more as requirements associated with corporate governance and internal controls become effective.  The Company anticipates incurring $400,000 to $600,000 in additional expense during 2005 due to the implantation of Section 404 of the Sarbanes-Oxley Act of 2002.  These increasing costs may have an adverse affect on the ability of the Company to maintain profitability.

Competition.  The computer products industry is highly competitive. The Company believes that the relationships with the customer, product selection and availability and price are the three most important competitive factors.  The Company competes with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and PC Mall, Inc. The Company also competes with product manufacturers, such as Apple, Dell, Hewlett Packard and IBM, which sell direct to end-users; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores.  Many of the Company’s competitors compete principally on the basis of price and have lower costs than the Company.  The Company believes that competition may intensify in the future due to market conditions and consolidation.  In the future, the Company may face fewer, but larger or better-financed competitors.  Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

State Tax Uncertainties.  The Company collects and remits sales and use taxes in states in which it has voluntarily registered and/or has a physical presence. Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents by DMRs.  The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity that might give rise to future or past tax collection obligations based on that Supreme Court case.  Many states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on sales into states in which it has no presence, and could potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

Risk Associated with CPCS Merger.  During the first quarter of 2005, the Company expects to merge the operations of CPCS with Zones Corporate Solutions, Inc., an Auburn based wholly owned subsidiary of the Company.   The Company believes the successful integration will create efficiencies that may decrease operating costs.  However, there are no assurances that a successful integration will reduce future costs below historical levels.  In addition, there are risks associated with the merger and the resulting change may, including, but not limited to, increase costs, cause disruption of service or cause the potential loss of customers or team members of CPCS, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Potential Disruption of Business From Information Systems Failure. The Company’s operations are dependent on the reliability of its information, telecommunication, and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions.  Interruption of the Company’s information systems, Internet or telecommunication systems could have a material adverse effect on the Company’s business, financial condition cash flows or results of operations.

Reliance on Distribution. CPCS, the Company’s wholly owned subsidiary, provides and operates a warehouse and distribution center for the Company in Bensenville, Illinois.  Any limitation or interruption of the service being provided could have a material adverse effect on the Company’s business, financial condition, cash flow or results of operations.  Additionally, certain distributors also participate in the Company’s logistics operations through electronic data interchange.  Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

The Business

The Company’s business, as a solution provider, is the procurement and fulfillment of IT solutions to the SMB, large customer and public sector market place.  Relationships with commercial and public sector institutions represented 91.2% of net sales in 2004.  The remaining revenue was primarily inbound consumers and small office home office accounts.

The Company’s core business is focused on the commercial and public sector markets within the United States.  This is a large, addressable market of companies primarily served by a highly fragmented VAR community.  The Company has two reportable segments (see Note 14) which provide name-brand information technology products and services to customers in the small and medium, large and public sector markets.  The Company believes that the small customer is characterized by many transactions, while the medium sized customer is driven by more complex, less frequent transactions.  These customers have a high adoption rate for IT solutions and prefer a single source provider to handle its procurement from end to end.  The large customer market is defined as customers within the Fortune 2000.  These customers demand a much higher level of customer service.   The public sector market is made up of three primary customer types:  state and local government, federal government and education. These sectors require special pricing and participation in a bid process.

As a value-add to its customers, the Company offers asset tagging, configuration, and other third party services, and is able to integrate the customers’ business needs and processes through ZonesConnect, the Company’s robust automated Web-based procurement system.  The Company also collects and remits sales tax on behalf of its customers in the states where it has voluntarily registered and/or has a physical presence.

The Business Strategy

The Company acquires and develops on-going relationships primarily with commercial and public sector accounts through dedicated teams of outbound account executives (“AE”).  Although outbound telemarketing is the Company’s primary customer contact, it also reaches customers through an integrated marketing and merchandising strategy designed to attract customers through dedicated e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, and customized Web stores for its commercial customers through ZonesConnect.

The Company’s support departments, such as marketing and merchandising, have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set for each sales department.

The Company continues to be guarded about the U.S. recovery that began in 2004.  Its ability to grow in 2005 will hinge on capitalizing on any sustainable growth in corporate IT spending as well as increases in market share and the depth of IT spend generated from existing customers.   IT spending continues to be subject to growth in corporate profits, coupled with businesses perception of future economic growth.  The Company offers a sales solution that will lower the customers total cost of procurement by:

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

The specific areas of concentration to realize growth in the Company’s share of the IT procurement market are:

Hiring.  To drive market share growth, the Company has established aggressive hiring goals.  Each new AE will participate in an intensive training program, before transitioning into the Small Business Group (“SBG”).  SBG focuses on account acquisition to achieve its sales goal and reinforces Company best practices learned in the training program to effectively become part of the Zones Business Solutions (“ZBS”) team. As a part of the ZBS team, each AE will focus on increasing the productivity of each customer by developing the relationship to garner more of each customer’s total IT spend.

Focus on Expansion of Customer Base. Relationships commercial and public sector institutions represent future growth opportunities for the Company.  The Company intends to continue its efforts to increase sales to these accounts by focusing on its relationship based model, in which its AEs develop long-term relationships with customers through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping.  The Company also intends to focus its efforts on these customers through targeted marketing and the hiring of more AEs.

Training and AE Development.   The Company continually seeks to attract, retain and motivate high quality personnel.  Management focuses on training and coaching AEs to access supportive collateral on the available programs and promotions developed by marketing and merchandising for effective account acquisition and execution on strategies in place to further penetrate existing accounts.   The Company provides vendor specific training available to its AEs to further enhance knowledge of available products.  The Company’s AEs are paid a base salary plus commission.  Commission rates are tied to sales volume and gross profit dollar metrics.

Product Breadth and Depth.  The Company depends upon relationships with key vendors for opportunistic product purchases to enhance its margin.  Through a strategic mix of products and vendors, the Company offers its customers a broad selection at competitive pricing.  The Company generally stocks 20% of its product offerings, which represent 80% of its total revenue, in its warehousing facilities.  The remaining items are offered to its customers through the Company’s virtual warehousing partnerships with key distributors and vendors, via electronic data interchange (“EDI”).  The Company uses its warehouse and EDI partners to fulfill its customer’s needs with broad product availability.  EDI provides the Company’s customers access to its partner’s inventory of products and reduces the Company’s handling costs.   Information on price and product availability is uploaded into the Company’s enterprise resource planning (“ERP”) system.  The Company places individual orders directly with its EDI partners who assemble these orders and ship them directly to the Company’s customers.

ZonesConnect. The Company’s ZonesConnect web sites provide a personalized, self-service tool available 24 hours a day, 7 days a week to Zones’ customers.   ZonesConnect adds value by providing access to information that simplifies customers’ business purchasing processes.  Through the Company’s robust e-commerce engine, customers are able to integrate their business processes and automate their procurement with customized ZonesConnect sites.  ZonesConnect is a no-fee online procurement management system providing the customer with a unique extranet for online ordering, featuring indispensable procurement management and reporting capabilities including order tracking and history, serial number tracking, purchase authorization levels, preconfigured bundled solutions, standards lists and time-release reporting.

Sales and Marketing

The Company reaches customers through an integrated marketing and merchandising strategy designed to attract customers through dedicated e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, and customized Web stores for its corporate customers through its ZonesConnect service.  Throughout the year, marketing refines the characteristics of its target customer in each market and creates specific marketing collateral to reach that audience.

Outbound Telemarketing.  As of December 31, 2004, the Company had a staff of 268 AEs who actively pursued sales to commercial accounts and public sector institutions by establishing one-to-one relationships through outbound telemarketing.  The primary targets for AEs in the SMB departments are the small to medium business customers, while large customer AEs focus on companies within the Fortune 2000.  These commissioned AEs develop long-term relationships with their accounts through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping.

Inbound Sales. The Company believes it has well trained and knowledgeable inbound telemarketing representatives.  The Company offers toll-free numbers for inbound sales that are staffed seven days a week.  Sophisticated systems allow the Company’s representatives to quickly access a customer’s record and billing information and review details of past purchases.  For most products sold, the systems also contain an extensive on-line database of information on product specifications, benefits and features, compatibility of related products and system requirements for software programs. In addition, the systems automatically prompt telemarketing representatives to offer customers the latest upgrades and complementary software and peripherals. The Company’s inbound telephone sales personnel are also available to assist online customers.

Extranet Commerce.  The Company offers no-fee dedicated Web stores for its customers through ZonesConnect. These dedicated sites provide the customer with various benefits, including secure on-line purchasing, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities and historical purchase information. In addition, the Company often provides more customized extranet sites for larger customers with specific online procurement needs.

Internet Commerce.  The Company’s electronic commerce sites on the Internet, Zones.com, and MacZone.com, provide a lower-cost sales channel to both supplement and enhance our person-to-person sales model, and to provide customers detailed product information and the convenience of on-line purchasing.  The Company drives traffic to its Internet sites by leveraging its catalog circulation by featuring the Internet address throughout the catalogs.  The websites are featured on the Company’s promotional communications and advertising. The Company also utilizes marketing through e-catalogs, as well as on-line price promotions and affiliations.

Catalogs.  The Company markets products through targeted mailings of its catalogs. The Company utilizes its catalog distribution as both a customer acquisition and retention strategy by using the catalog as both a direct marketing tool and a branding vehicle to drive significant traffic to its electronic commerce sites, Zones.com and MacZone.com, as well as to the inbound sales force.  The Company uses cooperative advertising funds, which are proof of performance expense reimbursements, to substantially offset the costs associated with its catalog circulation and other marketing activities.  The amount of this type of funding available from the Company’s vendors has generally declined both in dollars and as a percentage of sales over the last several years.  Net advertising costs may continue to fluctuate or rise in the future, as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

Products and Merchandising

The Company offers customers access to over 150,000 hardware, software, peripheral and accessory products and services for users of windows-based and Mac computers from over 2,000 manufacturers through the Company's catalogs, electronic commerce sites and sales force.

Computers and Servers. The Company offers a large selection of desktop, laptop and Tablet PC systems and servers from leading manufacturers such as Acer, Apple, Dell, Gateway, Hewlett-Packard, Intel, Fujitsu, IBM, Sony, Sun, and Toshiba.

Peripherals and Accessories. The Company carries a full line of peripheral products such as printers, monitors, keyboards, handhelds (PDAs), memory, storage devices, modems, projectors, scanners, and digital cameras, as well as various accessories and printing supplies such as toner cartridges, storage media and cables. Brands offered by the Company include APC, Apple, ATI, Belkin, Canon, Edge, Epson, Hewlett-Packard, InFocus, Iomega, Kingston, Kodak, Fuji, Lexmark, Logitech, LG, NEC-Mitsubishi, Nikon, Okidata, palmOne, Planar, Samsung, Sony, Targus, ViewSonic, and Xerox.

Networking and Storage.  The Company provides networking and network storage products such as switches, hubs, routers, cabling, firewalls, Voice over IP (VOIP), wireless devices, tape and disk backup, and SAN and NAS solutions .  Brands offered by the Company include 3Com, ADIC, Apple, Avocent, Belkin, Cisco, D-Link, EMC, Exabyte, Hewlett-Packard, Hitachi Data Systems, IBM,  Intel,  Iomega, Linksys, Netgear, Nortel Networks, Overland Storage, Quantum, Seagate, Snapgear, SonicWALL, Sony, U.S. Robotics, Western Digital, among others.

Software. The Company sells a wide variety of packaged software and licensing programs in the business, personal productivity, connectivity, utility, language, educational, entertainment and other categories. The Company offers products from larger, well-known manufacturers as well as numerous specialty products from new and emerging software development companies. Brands offered by the Company include Adobe, Citrix, Computer Associates, Corel, IBM, Intuit, Macromedia, Microsoft, Novell, Symantec, Quark and Veritas, among others.

The Company offers large customers multiple methods of purchasing Microsoft software as a Large Account Reseller.  This enables the Company to sell Select and Enterprise Agreement contracts to its customers.  These software licensing agreements are designed for medium- to large-sized commercial and academic customers.

The Company’s category merchandising group determines the manufacturers products, which are featured in its Internet, catalog and internal ERP offerings and negotiates the terms and conditions of product coverage.  Merchandising reviews product availability and determines stocking strategy, as well as reviewing their managed SKUs, which ensures the Company is offering differentiating programs and competitive pricing.  Each managed SKU also has component and add-on information to assist the AE in the selling process.  Zones’ merchants have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set for each sales department.  The merchandising group negotiates with manufacturers and distributors to provide the Company with incentives in the form of rebates, discounts and trade allowances. If any of these relationships and/or rebate and trade allowance programs were to be terminated, there can be no assurance that the Company’s business, financial condition, cash flows or results of operations would not be adversely affected.

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

The Company acquires products directly from manufacturers such as Apple, Hewlett-Packard and IBM, as well as through distributors such as Ingram Micro, Synnex and Tech Data, among others.  In 2004, The Company purchased approximately 71.7% of its merchandise from distributors, an increase from 67.0% in 2003.    The Company believes that its overall sourcing strategy enables it to take advantage of significant special offers, discounts and supplier reimbursements, while also minimizing inventory costs.  The Company believes it has excellent relationships with its suppliers and attempts to take advantage of all appropriate discounts.

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

At December 31, 2004, the Company maintained an investment in inventory of $17.4 million, which turned an average of 29 times in 2004.  This compares to an investment in inventory of $11.5 million at December 31, 2003, which turned an average of 33 times during 2003.  The Company’s investment in inventory grew at December 31, 2004 due to on hand customer specific inventory as well as inventory supported by binding purchase orders.

Order Fulfillment and Distribution

The Company distributes products virtually through its EDI arrangement with its vendors, as well as through, its warehouse in Bensenville, Illinois and its Henderson, Nevada warehouse.

The Company’s subsidiary, CPCS, provides and operates a full-service warehouse and distribution center for the Company in Bensenville, IL.  The warehouse personnel utilize the Company’s systems, policies and procedures to receive, record and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested by the Company. The Company also uses this warehouse facility to house special buys, constrained product and other high velocity product.

Orders received by the Company are electronically transmitted on a dedicated data line to its distribution center, where a packing slip is printed out for order fulfillment and inventory availability is automatically updated on all of the Company’s information systems. All inventory items are bar coded and located in designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted for items in stock by 8:00 p.m. Eastern Time can generally be delivered overnight. Upon request, orders may also be shipped for Saturday delivery or by ground service or other overnight delivery services.

The Company operates a warehouse in Henderson, Nevada, which is used for return logistics/fulfillment and customized fulfillment options for the Company’s large customers.  The Henderson warehouse accepts returns on certain products, processes the return and determines viability of the product.  The warehouse is then responsible for the returned merchandise that will be returned to vendor, returned to general inventory, repaired or liquidated.  Returns are at the Company’s discretion and the Company maintained an allowance for sales margin returns during 2004 and 2003 of $75,000 and $66,000, respectively.

The Company’s return policy allows for customer returns in certain cases.  Its returns as a percentage of gross sales decreased slightly to 2.1% in 2004 compared to 2.2% in 2003.  Product returns are closely monitored to identify trends in product offerings, enhance customer satisfaction and reduce overall returns.

Technical Support and Customer Service

The Company maintains a staff of dedicated technical support personnel who provide pre- and post-sale technical support both for Zones account managers and its customers.  In addition to a broad base of A+ certifications, the team also maintains a number of distinguished manufacturer certifications, including Cisco CCNA, Novell CNE and CNA, Microsoft MCSE, Citrix CCA, as well as several other hardware-specific technical certifications.

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

The Company also employs a staff of dedicated customer service representatives who respond to and facilitate inquiries regarding order status and related matters, shipment tracking, billing issues, and return requests.  These services are provided via toll-free telephone support, as well as online tools which allow customers to self-service routine inquiries.  The Company believes the employment of these comprehensive support options improves the quality of its recommended technology solutions, reduces product returns, increases customer satisfaction, and encourages repeat business.

Systems

The Company continues to commit significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions.  During 2004, the Company developed a sales interface for order entry. This graphical user interface ties all of the core systems together to give our AEs a common view of the customer, products, inventory and orders. This interface streamlines the order processing as well as reduces the training time for new AEs.

The e-commerce website was further enhanced in 2004 to increase response time and provide greater scalability. We continue to provide functionalities to support our customers’ online needs, such as License tracking, reporting, purchase management, order tracking, licensing configurator. The Company is continually looking at technological advances to increase the productivity of its team members.

Marketing

The Company maintains a proprietary database containing approximately 3.0 million customer records and has built a prospecting database of over 50,000 commercial leads.  In the commercial market, the Company attracts new customers by providing qualified leads to our outbound account executives, warming the leads with catalogs and direct mail and building relationships through outbound telephone calls.  Retention of customers and account development is supported by catalog, direct mail and e-marketing.  The Mac Zone business is still primarily driven through catalog and Web advertising.  Catalog circulation is based on customer records, inquirers as well as names on mailing lists obtained from list brokers, product manufacturers, trade magazine publishers, association memberships and other sources.  The Company regularly analyzes and updates its database and other available information to keep data current and enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers needs and generate additional product orders.  The Company believes that by selectively targeting its print media and e-vehicles to specific groups of customers with known product affinities and purchasing characteristics, it will be able to increase order rates from customers.   This also enhances the effectiveness of the Company’s print catalogs and e-vehicles, and their desirability as a marketing channel for product manufacturers. The Company leverages its database marketing capabilities by providing key product manufacturers with a qualified target to promote products and offers.  The Company believes these efforts assist it in promoting and preserving positive relationships with manufacturers as well as proactively presenting customers relevant offers.

Team Members

At December 31, 2004, the Company had 581 team members in its consolidated operations.  The Company considers its employee relations to be good.  The Company has never had a work stoppage and does not believe that any team members are represented by a labor organization.  The Company emphasizes the recruiting and training of high quality personnel and, to the extent possible, promotes people to positions of increased responsibility from within the Company.

Sales Team Education

The Company provides a balanced training program consisting of classroom and practical, on-the-job learning within an outbound sales environment.  Zones Team Development takes an integrated approach in developing the new hires’ skills for acquiring and developing customers using a relationship building sales methodology.  AEs learn to utilize various internal and external systems and receive hardware and software product education.  In addition, the Company involves key vendor partners in educating its AEs by offering monthly vendor fairs, lunch and learns and on-the-job product knowledge training.

Mission & Values

The Company is dedicated to creating a learning organization of empowered individuals to serve its customers with integrity, commitment and passion.  It strives to achieve this by stimulating a positive and collaborative workplace environment, delivering high speed and quality service to its customers, and adapting to external changes with flexibility, innovation and leading edge technology.

Seasonality

Sales to the Company’s commercial customers have not historically experienced significant seasonality throughout the year. In contrast, sales the public sector market are historically higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to public sector customers increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Trademarks

The Company conducts its business in the United States primarily under the service marks Zones® and The Mac Zone® both of which are registered with the United States Patent and Trademark Office. The Company believes that these, and its other marks, have significant value and are an important factor in the marketing of its products.

Regulatory and Legal Matters

In addition to federal, state and local laws applicable to all corporations and employers in general, the direct marketing business as conducted by the Company is subject to the Federal Trade Commission’s Merchandise Mail Order Rule and related regulations. The Company is also subject to laws and regulations relating to truth-in-advertising, Anti-Spam and other fair trade and privacy practices. The Company has implemented programs and systems to promote ongoing compliance with these laws and regulations.

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

The Company’s Audit Committee Charter, Compensation Committee Charter and Nominating/Governance Committee Charter are also available on its website or upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Zones, Inc., Investor Relations, 1102 15th Street SW, Suite 102, Auburn, WA 98001-6509.

Item 2.    Properties

The Company currently leases approximately 106,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Auburn, Washington, approximately 18,000 square feet of space for its return warehouse facility in Henderson, Nevada, approximately 70,000 square feet of space for the CPCS logistics warehouse in Bensenville, Illinois and approximately 200 and 500 square feet of space for field sales offices in Kansas City, Missouri and Oakland, California, respectively.

Item 3.    Legal Proceedings

The Company is currently a party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business.  The Company currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.  However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 4a.  Executive Officers of the Registrant

Firoz H. Lalji, age 58, has served as the Company’s President and Chief Executive Officer since May of 1998, and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990.  Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company.   From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated over 140 camera specialty stores in eight western states.

Ronald P. McFadden, age 48, has served as Senior Vice President and Chief Financial Officer since May 2000. Prior to this position Mr. McFadden was the Company’s Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer for Kits Cameras, Inc., which operated over 140 camera specialty stores. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

Anwar Jiwani, age 50, has served as Senior Vice President and Chief Information Officer since April 1999.  Prior to this Mr. Jiwani served for 23 years with The Royal Bank of Canada.

P. Sean Hobday, age 35, was appointed Executive Vice President of Sales for Zones, Inc. in February 2005, and has served as President of Zones Corporate Solutions, a wholly owned subsidiary of the Company, since September 2003.  Prior to that, Mr. Hobday was Vice President of Enterprise Sales for the Company since September 2001. From March 2000 to September 2001, Mr. Hobday served as Director of Client Development for the Company.  From February 1999 to March 2000, Mr. Hobday served as Account Executive for the Company.  From 1996 to 1998, Mr. Hobday served as Managing Director of Blue Ice Leisure in Sydney, Australia, an Austral-Asian division of First Team Sports.

Christina Corley, age 37, was appointed Executive Vice President of Purchasing and Operations for Zones, Inc. in February 2005, and has served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of the Company, since March 2003.  Prior to the acquisition of CPCS by the Company, Ms. Corley was Chief Executive Officer and President of CPCS from 1999 to 2003. From 1996 to 1999, Ms. Corley served as Vice President of Sales and Marketing for VisionTek Corporation.  From 1994 to 1996, Ms. Corley served as the General Manager for the Midwest Division of Dataflex Corporation.

Jeffrey D. Hansen, age 35, has served as Senior Vice President of Merchandising since January 2004.  From October 2002 to December 2003, Mr. Hansen served as Vice President of Merchandising.  Prior to joining the Zones team, Mr. Hansen was President of Optisel, a wholly owned subsidiary of Merisel, Inc.  From 1999 to 2000, prior to the Merisel acquisition, Mr. Hansen also held positions as Senior Vice President, Strategic Planning & Business Development and as Vice President, Commercial Merchandising at Value America.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol ZONS.  The following table sets forth the range of high and low sales prices for the Common Stock as reported by the NASDAQ National Market.

	Year ended December 31,
	2004		2003
	High	Low	High	Low
First quarter	$4.25	$1.50	$1.10	$0.60
Second quarter	3.50	2.34	1.14	0.68
Third quarter	3.35	2.45	1.80	0.83
Fourth quarter	7.40	2.61	1.82	0.92

As of the March 14, 2005 record date, the Company had approximately 5,700 beneficial holders of record of its Common Stock.  The Company has never paid, and has no present plans to pay, a cash dividend on its Common Stock.  The Company intends to retain its earnings to finance the expansion of its business.

Securities authorized for issuance under equity compensation plans are incorporated by reference from, the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information.”

Item 6.    Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries.  The balance sheet data at December 31, 2004 and 2003 and the statement of operations data for the years ended December 31, 2004, 2003 and 2002 have been derived from the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.  The balance sheet data for the years ended December 31, 2002, 2001 and 2000 and the statement of operations data for the years ended December 31, 2001 and 2000 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K.

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share data and operating data)

Statement of Operations Data:
Net sales	$495,563	$460,772	$414,643	$541,075	$634,063
Cost of sales	438,426	410,078	371,725	487,450	574,080
Gross profit	57,137	50,694	42,918	53,625	59,983
Selling, general and administrative expenses	42,284	43,252	40,294	51,460	58,519
Advertising expense	7,082	6,597	1,354	2,525	3,113
State tax (benefit) expense1,2		(2,103)	2,145
Income (loss) from operations	7,771	2,948	(875)	(360)	(1,649)
Other (income) expense, net 3	314	379	(58)	(26)	(1,106)
Income (loss) before income taxes	7,457	2,569	(817)	(334)	(543)
Provision (benefit) from income taxes	2,805	1,001	(302)	(149)	(188)
Income (loss) before cumulative effect of change in accounting principle	4,652	1,568	(515)	(185)	(355)
Cumulative effect of change in method of revenue recognition					(59)
Net income (loss)	$ 4,652	$ 1,568	$ (515)	$ (185)	$ (414)

Basic income (loss) per share	$ 0.34	$ 0.11	$ (0.04)	$ (0.01)	$ (0.03)

Weighted average shares used in computation of basic income (loss) per share	13,549	13,644	13,587	13,488	13,383

Diluted income (loss) per share	$ 0.32	$ 0.11	$ (0.04)	$ (0.01)	$ (0.03)

Weighted average shares used in computation of diluted income (loss) per share	14,469	13,739	13,587	13,488	13,383

Balance Sheet Data:
Working capital	$ 27,024	$ 20,884	$ 20,587	$ 18,908	$ 17,180
Total assets	102,144	92,885	79,952	80,001	116,465
Interest bearing short-term debt	7,372	8,683	226	1,412	1,905
Long-term debt, net of current portion	1,307	1,667		226	1,197
Total shareholders’ equity	$ 36,551	$ 32,701	$ 31,097	$ 31,558	$ 31,603

Selected Operating Data (unaudited):
Number of shipments	421,836	473,098	506,877	611,002	866,916
Average order size 4	$ 1,195	$ 982	$ 821	$ 896	$ 748
Sales force, end of period	281	234	239	266	358

1 During the fourth quarter of 2003, the Company reached final resolution and settled with the Washington State Department of Revenue regarding the tax years 1996 through 1999.  The Company recorded a benefit for this resolution of $2.1 million.

2 During the fourth quarter of 2002, the Company received the final determination from the Washington State Department of Revenue regarding the tax years 1996 through 1999.  The Company recorded a charge for this determination of $2.1 million.

3 During the first quarter of 2000, the Company recognized a one time gain on the sale of its Indian subsidiary of $1.3 million.
4 Average order size is calculated by dividing gross sales by the number of shipped orders

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995.  All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate”, “believe”, “plan”, “expect”, “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in the risk factors on pages 4 – 6 of this document. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, pressure on margins, reliance on vendor support and relationships, state tax uncertainties, the industry’s rapid technological change and the Company’s exposure to inventory obsolescence.  Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K.

General

The Company’s net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).”   Other expense represents interest expense net of non-operating income.

Overview

Zones Inc. and its subsidiaries are direct marketing resellers of technology hardware, software and services. The Company procures and fulfills IT solutions to the small- to medium-business, large corporate customer and the public sector market place. Relationships with small to medium sized businesses (“SMB”), large customers and public sector institutions represented 91.2% and 89.3% of total net sales during 2004 and 2003, respectively. The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

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

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices. The Company offers over 150,000 hardware, software, peripheral and accessory products and services for users of windows-based and Mac platform computers from over 2,000 manufacturers.

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

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At December 31, 2004, the Company had 581 team members in its consolidated operations; 281 of whom are inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington. The Company makes additional company information available free of charge on its website, www.zones.com/IR.

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

Third party extended warranties, third party software maintenance products and third party services sold by the Company (for which the Company is not the primary obligor) are recognized gross in revenues and cost of sales when the Company sets prices and has inventory risk and credit risk. If any of those criteria are not present, revenue and cost of sales are recorded net. When the sale is recorded, the Company has no further obligation to fulfill. The Company has recorded certain customer initiated transactions on a bill and hold basis.  The Company only recognizes revenue when all criterion of Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition" have been met.

Additionally, the Company offers limited return rights within fourteen days on its product sales. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from the Company’s estimates, its results of operations could be adversely affected. The Company had allowances for sales returns of $75,000 and $66,000 at December 31, 2004 and 2003, respectively.

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

Accounting for Income Taxes.

The Company is required to estimate income taxes in states in which it is registered and/or has a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  The Company assesses the likelihood that its deferred tax assets will be recovered through future taxable income and or other tax planning strategies.  The Company exercised judgment as of December 31, 2004 and 2003, and did not provide a valuation allowance against its deferred tax asset believing that it is more likely than not that future taxable income and tax planning will be sufficient to recover the deferred tax asset.  The Company based this decision on the cumulative profitability of the past three years and the anticipated taxable income in the future.  However, the guidelines provided by SFAS 109 are stringent and at some point in the future the Company can not rule out that it may be required to provide a valuation allowance against the deferred tax asset.  If a valuation allowance is deemed to be required, an expense will be recorded within the tax provision in the Consolidated Statement of Operations.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists.  The Company performs the assessment annually on March 31st.  The Company completed the impairment review required by SFAS No. 142 on March 31, 2004 and determined that its goodwill was not impaired.  There have been no significant business changes since the last assessment.

Results of Operations

The following table sets forth, for the periods indicated, selected items from the Company’s Consolidated Statements of Operations expressed as a percentage of net sales.

	Year ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.5	89.0	89.6
Gross profit	11.5	11.0	10.4
SG&A expenses	8.5	9.4	9.7
Advertising expense	1.4	1.4	0.3
State tax (benefit) expense		(0.4)	0.6
Income (loss) from operations	1.6	0.6	(0.2)
Other expense, net	0.1	0.1	0.0
Income (loss) before income taxes	1.5	0.5	(0.2)
Provision (benefit) from income taxes	0.6	0.2	(0.1)
Net income (loss)	0.9%	0.3%	(0.1)%

Product Mix:
Notebook & PDAs	14.7%	14.8%	16.2%
Desktops & Servers	21.3	20.9	20.3
Software	16.8	13.7	16.4
Storage	8.7	10.7	10.0
NetComm	4.4	5.4	5.9
Printers	9.6	8.9	8.1
Monitors & Video	10.3	9.6	9.6
Memory & Processors	5.0	6.0	4.3
Accessories & Other	9.2	10.0	9.2
Total	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2004 and 2003

Net Sales.  Consolidated net sales increased 7.6% to $495.6 million in 2004 compared to $460.8 million in 2003.  The increase in sales resulted primarily from an increase in sales to large and public sector customers.    Sales to the Company’s large customers, including sales by its subsidiary CPCS, increased 11.6% to $243.2 million for the twelve months ended December 31, 2004 compared to $217.8 million in the prior year.  Large customer sales for the twelve months ended December 31, 2003 included $37.7 million in net sales to a former major customer, whose contract expired in June 2003.  Net sales to public sector customers increased 66.7% to $36.7 million in 2004 from $23.8 million in 2003.  Consolidated outbound sales, to commercial and public sector accounts, increased 9.8% to $451.7 million in 2004 from $411.3 million in 2003.  Sales by the Company’s CPCS segment increased 34.2% to $80.9 million compared to $60.3 million in 2004.  The increase was impacted by a March 31, 2003 acquisition date. Inbound sales to our legacy mac-platform consumer and SOHO customers declined $5.7 million, or 11.5% year over year.  This decline was anticipated and was partially offset by increases in sales by our Creative Professional Group, which is a focused outbound channel the Company began within the last year.

Gross Profit. Consolidated gross profit increased to $57.1 million in 2004 compared to $50.7 million in 2003.  Gross profit as a percentage of net sales increased to 11.5% in 2004 compared to 11.0% in 2003.  The increase in gross profit margin during 2004 was primarily due to increases in vendor volume incentive rebates and cooperative advertising funds classified as a reduction of cost of sales. These items were partially offset by the impact of freight promotions and changes in other components of cost of sales. Vendor volume incentive rebates increased due to performance against goals set by our vendor partners. The increase in cooperative advertising funds classified as a reduction of cost of sales was due to the classification of a higher percentage of these funds as a reduction of cost of sales rather than as a reduction of advertising expense compared to 2003.  Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix, and economic conditions. The Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, the Company’s gross profit may not be comparable to that of a company which categorizes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses. SG&A expenses decreased 2.3% to $42.3 million for the twelve months ended December 31, 2004 from $43.3 million in 2003, and declined as a percentage of net sales to 8.5% in 2004 compared to 9.4% in 2003.   The decrease in SG&A expenses is primarily due to the process improvements we made throughout 2003, partially offset by an increase in salaries, wages and benefits.

•        The Company moved its headquarters in September 2003, which resulted in a decrease to facilities expense during 2004 of $406,000 compared to the prior year.

•        Depreciation expense declined $758,000 for the year ended December 31, 2004 compared to 2003.  This decline was primarily due to the Company’s decision to make enhancements to its enterprise systems rather than purchasing a new product.

•        The Company’s professional fees declined $323,000 during 2004.  This is primarily due to a decline in legal fees associated with the aborted going private transaction in 2003.

•        Credit card processing fees during 2004 declined $214,000 compared to 2003.  This decline is due to the Company’s increase in outbound sales which tend to purchase on open account versus credit card.

•        Declines in other administrative expenses individually are not significant, but taken as a whole reflect a $400,000 decline in 2004 due to management’s ongoing fiscal initiative to reduce costs.

•        Salaries, wages and benefits increased $1.1 million during 2004 as compared to the prior year as the Company increased its total headcount by 54 team members.

For both the periods ending December 31, 2004 and 2003, warehousing and distribution network costs totaled $1.9 million.

Advertising Expenses, Net.  The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles.  The Company’s net cost of advertising increased to $7.1 million in 2004 from $6.6 million in 2003.  Gross advertising expense decreased to $7.6 million for fiscal year 2004 compared to $10.0 million in fiscal year 2003.  The decline primarily relates to a reduction in the circulation of the Company’s catalogs.  During 2004, the Company produced and distributed 7.7 million catalogs compared to 9.4 million in 2003.  Additionally the Company eliminated certain unproductive marketing costs.  The Company’s gross advertising reimbursements have decreased to $564,000 in 2004 from $3.4 million in 2003.  This decline is primarily due to an increase in cooperative advertising funds classified as a reduction of cost of sales.  Comparatively, a higher percentage of the 2004 funds were classified as a reduction of cost of sales rather than as a reduction of advertising expense as in 2003.

Other Income/Expense, Net.  Other expense was $314,000 in 2004 compared to $379,000 in 2003.  The decreased expense is primarily due to a decline in interest costs associated with the Company’s working capital line combined with an increase in the Company’s interest income.  Other income/expense included interest expense due to the Company’s use of its working capital line of $275,000 in 2004 compared to $310,000 in 2003.

Income Tax Provision/Benefit.  The income tax provision for 2004 was $2.8 million compared to $1.0 million during 2003.  The effective tax rates expressed as a percent of income were 37.6% and 38.9% for the years ended December 31, 2004 and 2003, respectively.

Net Income. Net income for fiscal year 2004 was $4.7 million, or $0.32 per diluted share.  The Company recorded net income of $1.6 million, or $0.11 per diluted share, for fiscal year 2003.  Net income for 2003 includes a benefit relating to the settlement of its Washington State tax audit.

Comparison of Years Ended December 31, 2003 and 2002

Net Sales.  Consolidated net sales increased 11.1%, to $460.8 million in 2003 from $414.6 million in 2002.  The increase in sales resulted primarily from the impact of the CPCS acquisition.  CPCS net sales increased the Company’s net sales by $60.3 million.  The Company’s net sales excluding CPCS were $400.5 million, a 3.4% decline from the prior year.  This decline is primarily to the result of reduced sales to a former major customer, as anticipated, due to the expiration of the Company’s contract with the customer in June 2003.   Sales to this major customer decreased 38.0% to $37.7 million in 2003 compared to $60.7 million in 2002.   While the Company may continue to receive some level of business from this customer, it anticipates that net sales to this customer will decline further from the sales generated in 2003.   Consolidated outbound sales, which include sales by CPCS, to the SMB, large and public sector accounts increased 19.8% to $411.3 million in 2003 from $343.4 million in 2002.  Net sales to large accounts, which include sales by CPCS, were $217.8 million in 2003 compared to $126.2 million in 2002.  The Company’s average order size increased to $982 in 2003 compared to $821 in 2002, primarily due to its focus on the business customer.  Partly as a result of the Company’s decision to begin collecting sales tax in the States of California and Missouri during the first quarter of 2003, sales by the Company’s catalog/inbound department decreased 30.5% to $49.5 million during 2003 compared to $71.2 million in 2002.

Gross Profit. Consolidated gross profit increased to $50.7 million in 2003 compared to $42.9 million in 2002.  Gross profit as a percentage of net sales increased to 11.0% in 2003 compared to 10.4% in 2002.  Gross profit margins during 2003 were primarily impacted by the Company’s January 1, 2003 adoption of Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).”   Due to the adoption of EITF 02-16, the Company recorded $5.5 million of vendor consideration as a reduction to cost of sales in 2003, which included $5.6 million in vendor consideration net of a $127,000 deferral of vendor consideration.  Excluding the impact of EITF 02-16, the gross profit margin would have been 9.8% for 2003 which is a decline from 2002.  This percentage is a non-GAAP measure that is being presented for comparison purposes only as the adoption of EITF 02-16 did not impact prior year gross profit margins.   Gross profit margins were also impacted by the Company aggressively taking advantage of favorable discount terms offered by certain vendors and vendor programs.  Gross profit margins as a percent of sales will continue to vary on a quarterly basis due to vendor programs, product mix, pricing strategies, customer mix, and economic conditions.  The Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, the Company’s gross profit may not be comparable to a company who categorizes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses. SG&A expenses increased 7.3% to $43.3 million in 2003 from $40.3 million in 2002, but declined as a percentage of net sales to 9.4% in 2003 from 9.7% in 2002.   The increase in SG&A expenses is primarily due to the acquisition of CPCS.  There were also expenses of $495,000 and $364,000 associated with the Company’s relocation of its corporate headquarters and abandonment costs associated with the proposal from a buyer group which included the CEO to take the Company private, respectively.  These increases were mitigated by the Company’s reduction in variable costs associated with credit card fees and warehousing costs which declined by $1.0 million in 2003 compared to the prior year, due to a shift in the Company’s customer mix and an increase in the Company’s use of drop ship relationships with its vendors.  Additionally, the Company made improvements in business processes resulting in the elimination of redundant headcount and reduced technology infrastructure costs.

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

State Tax Benefit/Expense.  During the fourth quarter of 2003, the Company reached a final settlement with the  Washington State Department of Revenue with respect to a state tax audit.  The audit results had been under appeal since the Company received an agency determination letter in November of 2002.  The settlement resolved the tax rate classification of certain vendor cooperative reimbursements under the Washington business and occupation tax. The agreement covered the audit periods 1996 – 1999 and all periods thereafter through August 2003.  The Company recorded a benefit of $2.1 million in the fourth quarter of 2003, effectively reversing the fourth quarter charge taken in 2002 related to this assessment.

Other Income/Expense, net.  Other expense was $379,000 in 2003 compared to other income of $58,000 in 2002.  The increased expense was primarily due to interest costs associated with the Company’s working capital line.  The Company utilized its working capital line during 2003 to acquire the outstanding stock of CPCS, as well as aggressively taking advantage of favorable discount terms offered by certain vendors.  Additionally, the Company’s customer mix was more apt to use open account to purchase than credit cards, which increased the days sales outstanding, which required the Company to utilize its general corporate funds, or its working capital facility.  Other income/expense included interest expense primarily due to the Company’s use of its working capital line of $310,000 in 2003 compared to $12,000 in 2002.

Income Tax Provision/Benefit.  The income tax provision for 2003 was $1.0 million compared to an income tax benefit for 2002 of $302,000.  The effective tax rates expressed as a percent of income were 38.9% and 36.9% for the years ended December 31, 2003 and 2002, respectively.  The change in the effective rate was due to the impact of certain permanent tax differences, as well as an increase in the number of states in which the Company was required to pay income taxes.

Net Income/Loss. The Company recorded net income of $1.6 million, or $0.11 per basic and diluted share, for fiscal year 2003.  Net income for 2003 included a benefit relating to the settlement of its Washington State tax audit.  This compares to a net loss of $515,000, or $0.04 per basic and diluted share, in 2002.  This loss included a charge relating to the Company’s Washington State tax audit.

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

Liquidity and Capital Resources

The Company’s total assets were $102.1 million at December 31, 2004, of which $90.3 million were current assets.  At December 31, 2004 and 2003, the Company had cash and cash equivalents of $6.5 million and $5.2 million respectively, and working capital of $27.0 million and $20.9 million, respectively. The increase in working capital was primarily a result of increases in cash and cash equivalents, accounts receivable and inventory, partially offset by increases in accounts payable.

The Company committed to a stock repurchase program in July of 2004 under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock until July 2005 in either open market or private transactions at then prevailing market prices.  During the three months ended September 30, 2004, the Company purchased and retired 448,390 shares of its common stock at a total cost of $1.3 million (an average price of $3.01 per share).  No purchases were made during the fourth quarter of 2004.

Net cash provided by operating activities was $5.7 million in 2004 compared to net cash used by operating activities of $5.6 million in 2003.  The cash inflow in 2004 was primarily due to increases in accounts payable and the use of net operating loss carry-forwards reducing its current federal income tax obligation, offset by increases in inventory.  At December 31, 2004, accounts payable increased by $6.6 million and the Company utilized $2.3 million of its net operating loss carry-forward, while net inventory increased by $5.9 million. The increase in inventory and accounts payable was primarily due to purchases associated with extended roll-outs for the Company’s large customers.

Cash outlays for capital expenditures were $2.0 million in 2004, up slightly from $1.6 million in 2003. The investing activities during 2004 were primarily for leasehold improvements for the Company’s new corporate headquarters, costs to transition the Company’s warehousing facility to its subsidiary, CPCS, from a third party vendor and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies.  The twelve months ended December 31, 2003 had capital expenditures of $1.6 million and cash payments, net of cash received, for the Company’s acquisition of CPCS on March 31, 2003 of $3.7 million.

The Company’s financing activities included the 2004 payment of a note payable issued in its March 31, 2003 acquisition of CPCS. The amount due on the non-convertible notes payable at the end of the first of three earn-out periods was $662,000, which was paid to the former shareholders of CPCS on April 2, 2004.  The non-cash $1.2 million increase of the note payable occurred on September 27, 2004, which eliminated the variable earn-out component of the purchase agreement.  An amount due on the notes payable was also paid on October 1, 2004 in the amount of $200,000.  The Company also received proceeds of $453,000 from the exercise of stock options previously granted under the Company’s stock option plans.

The Company’s commercial customer mix has increased over the last three years and a larger portion of its business is being done on terms rather than on credit cards, which increases the Company’s accounts receivable balance.  Due to the fundamental shift in its cash flow cycle, the Company leverages its secured line of credit for timing difference in cash inflows and cash outflows to invest in the growth of its business.  The secured line of credit is utilized to invest in capital purchases, the Company’s stock repurchase program, investments in inventory for certain customers and available early pay discounts.  During 2003, the Company also financed the purchase of CPCS.

At December 31, 2004, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%.  The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand.  Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.  At December 31, 2004, the Company was compliant with all covenants of this facility.  At December 31, 2004, $6.1 million of working capital advances were outstanding and amounts owed for flooring arrangements of $14.3 million were owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, 2005 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and the remaining balance of $1.7 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business.  However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments as of December 31, 2004:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt (a)	$ 2,579	$ 1,272	$ 1,307	$	$
Operating Leases (b)	13,093	1,571	4,614	3,654	3,254
Purchase Obligations (c)	9,563	9,563
Total	$ 25,235	$ 12,406	$ 5,886	$ 3,654	$ 3,254

(a)    Reflects a note payable for equipment as well as the notes payable recorded in connection to the Company’s acquisition of CPCS and the negotiated payments to the former shareholders.

(b)   Represents the Company’s commitments under operating leases associated with contracts that expire at various times.  One of the commitments is for the Company’s Auburn, WA Headquarters which is leased from a related party.

(c)    Purchase obligations represents the amount of open purchase orders the Company has outstanding with its vendors.  These obligations may be canceled, prior to shipment, at the Company’s discretion.

Other Matters

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its third quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had $6.1 million of interest bearing borrowings outstanding pursuant to the credit agreement as of December 31, 2004. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

Item 8.    Financial Statements and Supplementary Data

The information required by this item is included in this report beginning at page 29.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Control and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2004, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

The Company terminated its consulting agreements with John Carleton and William Keiper effective December 31, 2004. Additionally, at the February 8, 2005 meeting of the Board of Directors, the Audit Committee Chair fee increased to $2,500.

Part III

Item 10. Directors and Executive Officers of the Registrant

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholder under the caption “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information concerning executive officers of the Company included in Item 4a of Part I in this Report.

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

A copy of the Company’s Code of Business Conduct and Ethics is available at its website at www.zones.com/IR. In the event that an amendment to, or a waiver from, a provision of the Company’s Code of Business Conduct and Ethics that applies to any of its officers or directors is necessary, the Company intends to post such information on its website at www.zones.com/IR.

The Company undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to Zones, Inc., Investor Relations, 1102 15th Street SW, Suite 102, Auburn, WA 98001-6509.

Item 11. Executive Compensation

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13. Certain Relationships and Related Transactions

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees.”

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)    1.  Financial Statements:

The financial statements of Zones, Inc. and its subsidiary, and the Report of Independent Registered Public Accounting Firm is included herein beginning on page 29.

        2.  Financial Statement Schedules:

See Schedule II, Valuation and Qualifying Accounts

        3.  Exhibits:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Multiple Zones International, Inc.		S-1	3.1	333-04458	6/5/96
3.2	Articles of Amendment of Multiple Zones, Inc.		8-K	3.1	000-28488	5/10/01
3.3	Articles of Amendment of Multiple Zones, Inc.		S-8	4.2	333-110750	11/25/03
3.4	Amended and Restated Bylaws of Multiple Zones International, Inc.	X
4.1	Form of Common Stock Certificate of Zones, Inc.
10.1	Multiple Zones International, Inc. Amended and Restated 1993 Stock Incentive Plan*	X
10.2	Multiple Zones International, Inc. Amended and Restated 1999 Director Stock Option Plan*		14-A	Appendix A	000-28488	3/25/04
10.3	Form of Stock Option Agreement (used for grants to executive officers after March 31, 1996)*		S-1	10.4	333-04458	6/5/96
10.4	Form of Stock Option Agreement (used for grants to outside directors)*		S-1	10.16	333-04458	6/5/96
10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96
10.6	Multiple Zones International, Inc. Employee Stock Purchase Plan*		S-1	10.6	333-04458	6/5/96
10.7	Amendment of 1996 Employee Stock Purchase Plan		10-Q	10.3	000-28488	8/14/03
10.8	Form of Indemnification Agreement between Multiple Zones International, Inc. and certain executive officers and outside directors*		S-1	10.15	333-04458	6/5/96
10.9	Amended and Restated Indemnification Agreement		10-Q	10.1	000-28488	11/14/03
10.10	Industrial Real Estate Lease dated April 10, 1997 between Multiple Zones International, Inc. and Pacific Industrial Park, LLC		10-K	10.18	000-28488	4/1/98
10.11	Loan and Security Agreement dated November 25, 2002 between Zones, Inc and TransAmerica Commercial Finance		10-K	10.20	000-28488	2/26/03
10.12	Amended and Restated Loan and Security Agreement dated April 11, 2003 between Zones, Inc, Corporate PC Source, Inc. and Transamerica Commercial Finance Corporation		10-Q	10.1	000-28488	8/14/03
10.13	Zones, Inc. 2003 Equity Incentive Plan*		14-A		000-28488	3/20/03
10.14	Stock Purchase Agreement, dated March 31, 2003, by and among Zones, Inc. and Corporate PC Source, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declaration of Trust dated September 17, 1997, and Daniel Frauenheim.		8-K	2.1	000-28488	4/3/03
10.15	Office lease dated June 9, 2003 between Zones, Inc and Fana Auburn LLC		10-Q	10.2	000-28488	8/14/03
10.16	Form of Stock Option Agreement (used for grants under the 2003 Stock Equity Plan)*		10-K	10.25	000-28488	2/26/04
10.17	Employment and Non-Competition Agreement dated March 31, 2003 by and between Zones, Inc. and Christina Corley		10-Q	10.2	000-28488	5/13/04
10.18	Commercial Lease Agreement dated March 19, 2004 between Corporate PC Source and AMB Property II, L.P.		10-Q	10.4	000-28488	5/13/04
10.19	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated January 9, 2004 between Zones Inc., and its subsidiaries, and Transamerica Commercial Finance Corporation		10-Q	10.5	000-28488	5/13/04
10.20	Subordination, Non-disturbance, and Attornment Agreement dated June 22, 2004 between US Bank National Association, Zones, Inc. and Fana Auburn LLC		10-Q	10.1	000-28488	8/11/04
10.22	Interest Termination and Settlement Agreement, dated September 27, 2004, by and among Zones, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declarations of Trust dated September 17, 1997, and Daniel Frauenheim		8-K	10.1	000-28488	9/29/04
10.22	Form of Unsecured, Subordinated Promissory Note		8-K	10.2	000-28488	9/29/04
10.23	Summary of the Zones, Inc. Bonus Program*	X
10.24	Summary of the Zones, Inc. Merchandising Executive Incentive Program*	X
10.25	Summary of the Zones, Inc. Margin Executive Incentive Program*	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Zones, Inc.

Date: February 25, 2005
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

Signature	Title	Date

/S/ JOHN H. BAUER	Director	February 25, 2005
John H. Bauer

/S/ JOHN T. CARLETON	Director	February 25, 2005
John T. Carleton

/S/ RICHARD E. CARTER	Director	February 25, 2005
Richard E. Carter

/S/ CATHI HATCH	Director	February 25, 2005
Cathi Hatch

/S/ WILLIAM C. KEIPER	Director	February 25, 2005
William C. Keiper

/S/ FIROZ H. LALJI	Director	February 25, 2005
Firoz H. Lalji

/S/ KATHLEEN S. PUSHOR	Director	February 25, 2005
Kathleen S. Pushor

ZONES, INC.

ZONES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$ 6,457	$ 5,180
Receivables, net of allowance for doubtful accounts of $2,666 and $2,734	53,903	50,942
Vendor receivables	10,035	9,023
Inventories	17,405	11,487
Prepaid expenses	958	1,101
Deferred income taxes	1,525	1,327
Total current assets	90,283	79,060
Property and equipment, net	3,951	4,355
Goodwill	5,098	4,193
Deferred income taxes	2,640	5,110
Other assets	172	167
Total assets	$ 102,144	$ 92,885
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 34,250	$ 26,521
Flooring facility (Note 5)	14,306	14,749
Accrued liabilities	7,331	8,223
Line of credit	6,100	7,850
Notes payable to former shareholders of CPCS, Inc.	1,272	833
Total current liabilities	63,259	58,176
Note payable for purchase of fixed asset	35
Notes payable to former shareholders of CPCS, Inc., net of current portion	1,272	1,667
Deferred rent obligation	1,027	341
Total liabilities	65,593	60,184

Commitments and contingencies (Note 8)

Shareholders' equity:
Common stock, no par value, 45,000,000 authorized; 13,507,727 and 13,659,371 shares issued and outstanding at December 31, 2004 and 2003, respectively	38,788	39,590
Accumulated deficit	(2,237)	(6,889)
Total shareholders' equity	36,551	32,701
Total liabilities and shareholders' equity	$ 102,144	$ 92,885

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year ended December 31,
	2004	2003	2002

Net sales	$ 495,563	$ 460,772	$414,643
Cost of sales	438,426	410,078	371,725
Gross profit	57,137	50,694	42,918

Selling, general and administrative expenses	42,284	43,252	40,294
Advertising expense	7,082	6,597	1,354
State tax (benefit) expense		(2,103)	2,145
Income (loss) from operations	7,771	2,948	(875)

Interest expense	404	424	94
Other income	(90)	(45)	(152)
Other (income) expense, net	314	379	(58)

Income (loss) before income taxes	7,457	2,569	(817)
Provision (benefit) for income taxes	2,805	1,001	(302)
Net income (loss)	$ 4,652	$ 1,568	$ (515)

Basic income (loss) per share	$ 0.34	$ 0.11	$ (0.04)

Weighted average shares used in computing basic income (loss) per share	13,549	13,644	13,587

Diluted income (loss) per share	$ 0.32	$ 0.11	$ (0.04)

Weighted average shares used in computing diluted income (loss) per share	14,469	13,739	13,587

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2002	13,536,406	$ 39,500	$ (7,942)	$ 31,558
Issuance of common stock	73,550	54		54
Net loss			(515)	(515)
Balance, December 31, 2002	13,609,956	39,554	(8,457)	31,097
Issuance of common stock	44,415	32		32
Exercise of stock options	5,000	4		4
Net income			1,568	1,568
Balance, December 31, 2003	13,659,371	39,590	(6,889)	32,701
Purchase and retirement of common stock	(448,390)	(1,348)		(1,348)
Exercise of stock options	296,746	453		453
Tax effect of stock options exercised		93		93
Net income			4,652	4,652
Balance, December 31, 2004	13,507,727	$ 38,788	$ (2,237)	$ 36,551

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$ 4,652	$ 1,568	$ (515)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,470	3,228	3,611
Deferred taxes	2,272	950	(335)
Tax effect of stock option exercise	93
Loss on disposal of assets	(2)		14
(Increase) decrease in assets and liabilities:
Receivables, net	(3,973)	(5,301)	(11,148)
Inventories	(5,918)	1,651	5,623
Prepaid expenses and other assets	138	289	(92)
Accounts payable	6,618	(10,808)	1,567
Flooring arrangement	(443)	5,627	(5,148)
Accrued liabilities and deferred rent	(206)	(2,844)	3,464
Net cash provided by (used in) operating activities	5,701	(5,640)	(2,959)

Cash flows from investing activities:
Purchases of property and equipment	(2,029)	(1,627)	(1,647)
Payment for acquisition, net of cash acquired		(3,719)
Net cash used in investing activities	(2,029)	(5,346)	(1,647)

Cash flows from financing activities:
Net change in book overdrafts	1,112	1,639	1,941
Net change in line of credit	(1,750)	5,669
Payments of note payable	(862)
Payments on capital lease obligations		(226)	(1,412)
Proceeds from exercise of stock options	453	36	54
Purchase and retirement of common stock	(1,348)
Restricted cash			930
Net cash provided by (used in) financing activities	(2,395)	7,118	1,513

Net increase (decrease) in cash and cash equivalents	1,277	(3,868)	(3,093)
Cash and cash equivalents at beginning of period	5,180	9,048	12,141

Cash and cash equivalents at end of period	$ 6,457	$ 5,180	$ 9,048

Supplemental cash flow information:
Cash paid for interest	$ 335	$ 265	$ 92
Cash paid for income taxes	$ 260	$ 2	$ 10

Noncash investing and financing activity:
Note payable for acquisition of Corporate PC Source (“CPCS”)		$ 2,500
Cancellation of note payable for acquisition of CPCS	$ 1,544
Note payable to replace earn-out provision of CPCS acquisition	$ 2,744
Non-cash reduction to note payable for purchase price adjustment of CPCS	$ 295
Note payable for fixed asset purchase	$ 35

The Company purchased all of the capital stock of CPCS on March 31, 2003 for $6.2 million, net of cash acquired. In conjunction with the acquisition, liabilities were assumed as follows:

Fair value of assets acquired		$ 17,448
Cash paid for capital stock		(5,177)
Note payable issued for acquisition of capital stock		(2,500)
Liabilities assumed		$ 9,771

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Zones, Inc. and its subsidiaries (the ”Company”) are single-source direct marketing resellers of name-brand information technology products to the small- to medium-sized business market, large and public sector accounts, while supporting their legacy Mac customers.  Zones sells these products through outbound and inbound account executives, specialty print and e-catalogs, and the Internet.  Zones offers more than 150,000 products from leading manufacturers including 3Com, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Microsoft, Sony and Toshiba.

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

    Concentration of Credit Risk

Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States.  The Company has not experienced any losses associated with cash balances and believes that there is minimal risk associated with the cash balances.  The concentration of credit risk with respect to trade receivables is limited due to the Company’s diverse customer base.  The Company closely monitors extensions of credit, but does not require collateral.  The Company maintains an allowance for doubtful accounts based on estimates of future collectibility of its accounts receivable.  The Company regularly analyzes its accounts receivable in evaluating the adequacy of the allowance for doubtful accounts.  The adequacy of the allowance is determined during the current period based on historical collection experience, customer credit worthiness based on published information and other known factors.  Accounts receivable are written off as bad debt when it is deemed to be uncollectible.

    Inventories

Inventories consist primarily of computer hardware and software.  Inventories are valued at the lower of first-in, first-out (FIFO) cost or market.   The Company has provided allowances for obsolescence at December 31, 2004, and 2003, of approximately $814,000 and $763,000, respectively.

The Company currently buys a significant portion of its products from three suppliers.  Purchases from Ingram Micro, Synnex and Tech Data represented 22.5%, 12.0% and 10.3%, respectively, of the Company’s total product purchases in 2004. Purchases from Ingram Micro, Synnex and Tech Data represented 21.4%, 11.6% and 8.9%, respectively, of the Company’s total product purchases in 2003. Purchases from Ingram Micro, Tech Data and Apple Computer represented 26.0%, 13.8% and 12.1%, respectively, of the Company’s total product purchases in 2002.  No other vendor supplied more than 10.0% of the Company’s total product purchases in 2004, 2003 or 2002.  Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers was interrupted.

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

Capitalized internal software development costs totaled $604,000 and $515,000 for the years ended December 31, 2004 and 2003, respectively.

In January 2002, the Company revised its estimate of the useful lives of certain technology assets from three years to five years.  The impact was primarily due to the Company’s decision not to invest in a new enterprise system due to the economic environment.  The change had the effect of increasing depreciation expense for the years ended December 31, 2004 and 2003 by $534,000 and $401,000, respectively, and providing a benefit which reduced depreciation expense for the year ended December 31, 2002 by approximately $990,000.

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

    Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually on the purchase date, or when events indicate that impairment exists.  All goodwill related to the purchase of CPCS.  The changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003 are as follows:

Balance as of January 1, 2003	$ -
Goodwill acquired	4,193
Impairment loss
Balance as of December 31, 2003	4,193
Adjustment to goodwill for purchase price adjustment of Corporate PC Source (Note 12)	905
Impairment loss
Balance as of December 31, 2004	$ 5,098

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

    Revenue Recognition

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable.  The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.  The Company offers limited return rights on its product sales.  At the point of sale, the Company provides for an allowance for sales returns, which is established based on historical experience.  Amounts billed for shipping and handling are recorded as revenue.  Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk, and credit risk, revenues are recorded gross.  If any of those criteria are not present, revenue and cost of sales are recorded net.  The Company has recorded certain customer initiated transactions on a bill and hold basis.  The Company only recognizes revenue when all criterion of Staff Accounting Bulletin 101, “Revenue Recognition” have been met.

Cost of Sales

Cost of sales primarily consists of the purchase price of products and services sold by the Company.  Cost of sales also includes inbound and outbound shipping charges to the Company, vendor rebates and cash discounts which are recorded when earned as a reduction to cost of sales, physical inventory adjustments and the cooperative advertising funds classified as a reduction of cost of sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses include payroll, team member benefits, and other headcount-related costs, cost of fulfillment including warehousing, credit card processing and bad debts costs, facilities, professional fees and administration costs, and depreciation and amortization.

Advertising Expenses

The Company produces and distributes catalogs at various intervals throughout the year.  The costs to produce and distribute individual catalogs; including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month).  Capitalized advertising costs of $277,000 and $350,000 were included with prepaid expenses at December 31, 2004 and 2003, respectively.  The Company receives cooperative advertising expense reimbursements from most vendors for whom the Company places advertisements in its catalogs.  For fiscal year 2002, these funds reduced the net advertising expense in the same period in which the corresponding catalog cost was recognized.  As of January 1, 2003, the Company adopted EITF 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products),” under which the Company records vendor consideration as a reduction to cost of product rather than as an offset to advertising expense as in prior years.  The following table presents the gross amounts that are netted together in the Company’s advertising expense line item.

	2004	2003	2002
Gross advertising expense	$ 7,646	$ 9,990	$ 11,963
Gross advertising reimbursements	(564)	(3,393)	(10,609)
Advertising expense	$ 7,082	$ 6,597	$ 1,354

Other Income/Expense

Other income/expense includes interest income earned on cash and cash equivalents, net of interest expense.   Interest expense includes fees associated with the Company’s working capital line as well as accrued interest associated with the notes payable to the former shareholders of CPCS recorded as part of the acquisition.

Comprehensive Income

The Company has no differences between net income and comprehensive income.

Stock Compensation

The Company accounted for its stock option plans described in Note 9 by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No compensation cost is reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company’s net income (loss) and income (loss) per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2004	2003	2002
Net income (loss) - as reported	$ 4,652	$ 1,568	$ (515)
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(827)	(468)	(571)

Net income (loss) - pro forma	$3,825	$1,100	$(1,086)

Basic income (loss) per share – as reported	$ 0.34	$ 0.11	$ (0.04)
Diluted income (loss) per share - as reported	$ 0.32	$ 0.11	$ (0.04)
Basic income (loss) per share - pro forma	$ 0.28	$ 0.08	$ (0.07)
Diluted income (loss) per share - pro forma	$ 0.26	$ 0.08	$ (0.07)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2004, 2003 and 2002, respectively: expected volatility of 183%, 218% and 195%; risk-free interest rate of 3.43%, 2.87% and 3.82%; and expected lives of 4 years

    Segment Reporting

The Company is a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small- to medium-sized businesses, enterprise, and the public sector markets.   The Company had previously used a single segment approach to financial disclosure.  However, the Company’s chief operating decision maker views the subsidiary activities of Corporate PC Source, Inc. (“CPCS”) separately for assessing performance and allocating resources.  The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company allocates resources to, and evaluates performance of, its segments based on both sales and operating income. Inter-segment transactions are eliminated in consolidation.  The Company has not disclosed segment information for 2002 as it acquired its subsidiary on March 31, 2003.

A summary of the Company’s operations by segment is detailed in Note 15.

    Reclassifications

Certain reclassifications of prior years’ balances have been made to conform to the fiscal year 2004 presentation.  Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

  Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first interim or annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its third quarter of fiscal 2005. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 clarifies that abnormal inventory costs such as costs of idle facilities, excess freight and handling costs, and wasted materials (spoilage) are required to be recognized as current period charges. The provisions of SFAS 151 are effective for fiscal years beginning after June 15, 2005. The adoption of SFAS 151 is not expected to have a significant impact on the Company’s consolidated financial position or results of operations.

In November 2002, the EITF reached consensus on Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Cash consideration should generally be considered an adjustment of the price of the vendor’s products and, therefore, characterized as a reduction of cost of sales when recognized in the reseller’s income statement unless certain conditions apply. The Company adopted the provisions of this issue for all agreements modified or entered into on or after January 1, 2003.  The adoption of this issue resulted in the reclassification of certain amounts historically classified as a reduction of advertising expense to a reduction of product purchase costs on a prospective basis. The adoption of this issue had an impact on the Company’s net income (loss) from operations of $127,000 recorded in the fourth quarter of 2003.

As a result of implementing EITF 02-16, the Company reduced cost of goods sold and increased advertising expense for the periods ending December 31, 2004 and 2003 by $8.2 million and $5.6 million, respectively.  Had the Company implemented EITF 02-16 for all periods presented, the Company would have classified an additional $2.5 million as a reduction to cost of goods sold and increased advertising expense for the period ending December 31, 2003 and would have classified $9.5 million as a reduction to cost of goods sold and increase of advertising expense for the period ending December 31, 2002. Had the Company implemented EITF 02-16 for all periods presented, the effect on net income and inventory as of, and for the years ended December 31, 2003 and 2002 would have been insignificant.

3.  Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value due to their short-term nature.  The estimated fair value of the line of credit approximates the carrying value as this instrument requires interest payments at a market rate of interest plus a margin.

4.  Property and Equipment

                Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003	Estimated Useful Lives
Equipment	$ 14,885	$ 14,390	2 to 5 years
Computer software/Web development	16,704	15,708	2 to 5 years
Furniture and fixtures and leasehold improvements	896	586	3 to 11 years
	32,485	30,684
Less accumulated depreciation and amortization	(28,534)	(26,329)
Property and equipment, net	$ 3,951	$ 4,355

5.  Line of Credit

At December 31, 2004, the Company had a $40,000,000 credit facility, collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%.   The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand.  Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  Working capital advances outstanding at December 31, 2004 and 2003 were $6,100,000 and $7,850,000, respectively.  The flooring arrangement included $14,306,000 owed to this financial institution related to inventory purchases at December 31, 2004 compared to $14,749,000 at December 31, 2003.

The Company uses this credit facility under its cash management system to cover checks presented for payment in excess of cash balances.  As of December 31, 2004 and 2003, the Company had book overdrafts of $5,184,000 and $3,985,000, respectively, which are included with accounts payable.

The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.   The Company was in compliance with the restrictive covenants contained in the agreement at December 31, 2004.

6.  Accrued Liabilities and Other

                Accrued liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Accrued payroll	$ 3,162	$ 2,654
Accrued taxes	2,151	2,796
Accrued advertising	110	186
Accrued interest	67	81
Other accruals	1,841	2,506
Total	$ 7,331	$ 8,223

7.  Income Taxes

                The income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,
	2004	2003	2002
Current	$ 533	$ 51	$ 33
Deferred	2,272	950	(335)
Total	$ 2,805	$ 1,001	$ (302)

                The components of deferred taxes were as follows (in thousands):

	December 31,
	2004	2003
Assets:
Allowance for doubtful accounts	$ 813	$ 753
Inventory allowances	358	339
Deferred rent obligation	386	128
Accrued liabilities and other	337	310
Net operating losses	2,854	4,982
	$ 4,748	$ 6,512
Liabilities:
Property and equipment	(583)	(75)
	(583)	(75)
Net deferred tax asset	$ 4,165	$ 6,437

A reconciliation of the effective income tax rate on income or loss before taxes with the federal statutory rate follows:

	Year ended December 31,
	2004	2003	2002
Statutory rate	34.0%	35.0%	(35.0%)
State income tax, net of federal benefit	2.7	2.0	(1.1)
Other	0.9	2.0	(0.8)
Effective tax rate	37.6%	39.0%	(36.9%)

8.  Commitments and Contingencies

     Operating Leases

The Company leases its offices, returns warehouse facility and other equipment under non-cancelable operating leases that expire through 2014.  Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges.  At December 31, 2004, future minimum payments under operating leases were as follows (in thousands):

2005..................................................................................................................	$ 1,571
2006..................................................................................................................	$ 1,520
2007..................................................................................................................	$ 1,558
2008..................................................................................................................	$ 1,536
2009..................................................................................................................	$ 1,336
Thereafter........................................................................................................	$ 5,572
Total	$13,093

Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms.  Minimum rental expenses are recognized on a straight-line basis over the terms of the lease.  Rental expense, which is recorded on a straight line basis, totaled $2,234,000, $2,766,000 and $2,564,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

    Obligations Under Capital Leases

The Company leases equipment and software under various long-term capital leases.  At December 31, 2004 and 2003, the Company had no outstanding capital lease obligations, and therefore, no future lease payments were due.

    Distribution Center

In September 2004, the Company moved its warehouse operations from a third party logistics provider to its subsidiary, CPCS.  The Company pays CPCS a management fee to provide logistics services. Prior to September 2004, the Company contracted with a logistics company to provide and operate its primary distribution center under a renewable contract.  Under this contract, the Company paid a flat rate for each purchase order received and customer order filled.

During the years ended December 31, 2004, 2003 and 2002, warehousing expense totaled $1,874,000, $1,892,000 and $2,089,000, respectively, and was included in selling, general and administrative expense on the Statement of Operations.

    Legal Proceedings

The Company is currently a party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business.  The Company currently believes that the ultimate outcome of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.  However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

    Liquidity

The Company believes that its existing available cash and cash equivalents, 2005 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and the remaining balance of $1.7 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business.  However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company.

9.  Shareholders' Equity

       Stock Options

In 1993, the Company adopted a Stock Incentive Plan (the “Plan”) whereby the Company issued incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to certain team members.  As of December 31, 2004, only stock options had been granted under the Plan.  The term of each option granted was for such period as determined by the Board of Directors, but not more than ten years from date of grant.  Options may be exercised based on a vesting schedule determined by the Board of Directors, and the Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company.  Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions.  The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2004.

In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors.  Options outstanding to these individuals at December 31, 2004 were 160,000 shares at option prices of $0.73 - $12.00 per share.  The maximum number of shares to be granted under this plan was 325,000 at December 31, 2004.

In January 2003, the Board of Directors adopted the Zones, Inc. 2003 Equity Incentive Plan (the “New Plan”), under which the Company may issue, among other things, incentive or nonqualified stock options, restricted shares, stock units or stock appreciation.  Under the New Plan, stock options are granted solely at the discretion of the Board of Directors, and the term of each option granted will be for such period as determined by the Board of Directors, but not more than ten years from date of grant.  Options will be exercisable based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company.  Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions.  The maximum number of shares that may be granted under the New Plan is 1,175,000.

                Information regarding the stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Options Exercisable
Outstanding, December 31, 2001	2,020,735	4.24	576,939
Granted	492,200	0.88
Cancelled	(189,524)	3.52
Outstanding, December 31, 2002	2,323,411	3.58	961,248
Granted	1,678,900	1.00
Exercised	(5,000)	0.85
Cancelled	(667,629)	1.75
Outstanding, December 31, 2003	3,329,682	2.68	1,310,817
Granted	925,300	2.95
Exercised	(296,746)	1.53
Cancelled	(684,843)	3.70
Outstanding, December 31, 2004	3,273,393	$ 2.63	1,471,617

For the years ended December 31, 2004, 2003 and 2002, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2004	2003	2002
Exercise price equals market price	$2.58	$1.00	$0.86

The following tables summarize information about fixed-price stock options outstanding at December 31, 2004:

Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2004	Weighted- Average Remaining Contractual Years	Weighted- Average Exercise Price
$ 0.73 - $ 1.05	654,750	7.93	$ 0.91
$ 1.06 - $ 1.06	731,000	8.53	1.06
$ 1.07 - $ 2.99	1,139,093	8.70	2.63
$ 3.13 - $10.50	665,132	5.23	4.82
$10.63 - $15.00	83,418	4.22	12.70
$ 0.73 - $15.00	3,273,393	7.69	$ 2.63

Options Exercisable
Range of Exercise Prices	Number at December 31, 2004	Weighted-Average Exercise Price
$ 0.73 - $ 1.05	323,384	$ 0.92
$ 1.06 - $ 1.06	168,401	1.06
$ 1.07 - $ 2.99	269,638	2.26
$ 3.13 - $10.50	626,776	4.82
$10.63 - $15.00	83,418	12.70
$ 0.73 - $15.00	1,471,617	$ 3.51

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

10.  Earnings Per Share

The Company has 45,000,000 common shares authorized, and 13,507,727 issued and outstanding at December 31, 2004.  The Company has also granted options to purchase common shares to the team members and directors of the Company.    The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands, except per share data).

	Year ended December 31
	2004	2003	2002
Basic earnings per share:

Net income (loss)	$ 4,652	$ 1,568	$ (515)

Weighted-average shares used in computing Basic income (loss) per share	13,549	13,644	13,587

Basic income (loss) per share	$ 0.34	$ 0.11	$(0.04)

Diluted earnings per share:

Net income (loss)	$ 4,652	$ 1,568	$ (515)

Weighted-average shares used in computing basic income (loss) per share	13,549	13,644	13,587
Stock Options	920	95
Weighted-average shares used in computing diluted income (loss) per share	14,469	13,739	13,587

Diluted income (loss) per share	$ 0.32	$ 0.11	$(0.04)

The options may have a dilutive effect on the calculation of earnings per share.  For the years ended December 31, 2004 and 2003, 501,087 and 2,536,302 shares, respectively, attributable to outstanding stock options excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.  All options to purchase common stock were excluded from the computation of diluted earnings per share for the year ended December 31, 2002 because the effect of the options on the calculation would have been anti-dilutive.  For the year ended December 31, 2003, the Company had 250,000 of contingent convertible notes outstanding which were not included in the calculation of earnings per share as the necessary earnings threshold to initiate conversion was not achieved by CPCS.

11.  Deferred Income 401(k) Plan

The Company offers a deferred income 401(k) plan to substantially all full time team members with a minimum of six months of service.  Participants may make tax-deferred contributions of up to 60% of annual compensation subject to certain limitations specified by the Internal Revenue Code. The Company provides a discretionary match as recommended by its Compensation Committee, and voted upon by its Board of Directors, on a quarterly basis.  During 2004, the Company’s Board of Directors approved a match in each of the quarters.  The Company’s Board of Directors approved a fourth quarter match during 2003.  During 2002, the Company’s Board of Directors approved a match in each of the quarters.   For fiscal year 2004, 2003 and 2002, the Company provided a 50% match for all team member contributions, up to 6% of the team member’s annual compensation.  During fiscal 2004, 2003, and 2002, the Company expensed $315,000, $74,000 and $276,000, respectively, relating to employer contributions under the plan.

12.  Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS.  Through this acquisition, the Company added complementary product and service offerings to enterprise size customers by expanding its market opportunities into the Midwest.  These opportunities, along with the ability to acquire CPCS’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company.  Goodwill of approximately $5.1 million at December 31, 2004 represents the balance of the excess of the purchase price over the fair value of the net identifiable assets acquired.

During the quarter ended September 30, 2004, the Company renegotiated certain terms of the SPA with the former shareholders of CPCS to eliminate the financial uncertainty associated with the earn-out provision.  The Company and the former shareholders of CPCS agreed to reduce the amount of the potential earn out payments to a fixed sum and to cancel each outstanding convertible promissory note and non-convertible promissory note in exchange for the issuance of an unsecured, subordinated non-convertible promissory note in a principal amount equal to the former CPCS shareholders’ ratio of former shareholdings of such fixed sum (the “New Notes”).  Under the terms of the Agreement, the Company issued New Notes in the aggregate principal amount of $2,743,864 to the former shareholders of CPCS.  This aggregate principal is equal to the remaining note payable balance under the original SPA of $1,543,864, plus the fixed sum of $1,200,000 which increased goodwill.

Interest will accrue on the unpaid principal amount of the New Notes at the prime rate plus 0.25%.  At December 31, 2004 the rate was 5.00%.  The Company will make payments on accrued interest and the outstanding principal amount on the New Notes on a fixed payment schedule through April 2006.  The Company paid the former shareholders of CPCS $200,000 on October 1, 2004 due under the New Notes fixed payment schedule.

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

Additionally, prior to the September 27, 2004 renegotiation, the SPA contained a provision for an earn-out over three years contingent upon CPCS exceeding minimum levels of EBITDA.  The former shareholders of CPCS would have received a percentage of earnings each year up to 200% of the applicable EBITDA target.  The targeted EBITDA grew 10% per year after the initial earn-out period.  The maximum payment available was $4.95 million in the initial earn-out period and 10% annually in the second and third year.  No contingent payment would have been required if CPCS earned less than 70% of the target EBITDA in any of the earn-out periods.   The Company measured the EBITDA targets annually on March 31st.

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

The following table summarizes the original fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At March 31, 2003

Current Assets	$ 12,709
Property, plant and equipment	349
Other assets	32
Intangible assets	44
Deferred tax asset	121
Goodwill	4,193
Total assets acquired	17,448
Current liabilities	9,771
Net assets acquired	7,677
Less cash acquired	1,458
Purchase price for acquisition, net of cash acquired	$ 6,219

Subsequent to the date of acquisition, certain events have increased the amount of goodwill associated with the Company’s acquisition of CPCS.  These events are discussed in the above disclosure.

The following unaudited pro forma information presents the results of the Company’s operations as if the acquisition of CPCS had taken place as of the beginning of the periods presented (amounts in thousands, except per share data):

Twelve months ended December 31, 2003
	Zones	CPCS	Eliminations	Consolidated

Net sales	$ 401,428	$ 84,359	$ (1,003)	$ 484,784
Net income	$ 481	$ 1,517		$ 1,998
Earnings per share:
Basic				$ 0.15
Diluted				$ 0.14

Twelve months ended December 31, 2002
	Zones	CPCS	Eliminations	Consolidated

Net sales	$ 414,643	$ 95,923		$ 510,566
Net income (loss)	$ (515)	$ 2,518		$ 2,003
Earnings per share:
Basic				$ 0.15
Diluted				$ 0.15

13.  Related Party Disclosure

In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the existing 11-year lease.  Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus real estate taxes, insurance and common area maintenance charges. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration.

14.  Stock Repurchase Program

In July 2004, the Company announced that its Board of Directors approved a stock repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock in either open market or private transactions at then prevailing market prices.  This program will remain in effect through July 2005 unless earlier terminated by the Board or completed.  During the three months ended September 30, 2004, the Company purchased and retired 448,390 shares of its common stock at a total cost of $1.3 million (an average price of $3.01 per share).  No purchases were made during the fourth quarter of 2004.

15.  Segment Information

The accounting policies of the segments are the same as those described in Note 2, “Summary of Significant Accounting Policies.” The Company allocates resources to, and evaluates performance of, its segments based on both sales and operating income. Inter-segment transactions are eliminated in consolidation.  The Company did not report the sales from external customers for each product or service as it was impracticable to do so.   The Company has not disclosed segment information for 2002 information as it acquired its subsidiary on March 31, 2003.

A summary of the Company’s operations by segment follows (in thousands):

	Twelve months ended December 31, 2004
	Zones	CPCS	Eliminations	Consolidated

External customer sales	$ 414,653	$ 80,910		$ 495,563
Transfer between segments	58	1,170	$ (1,228)	-
Total net sales	$ 414,711	$ 82,080	$ (1,228)	$ 495,563

Depreciation and amortization	$ 2,302	$ 147	$ 21	$ 2,470
Income from operations	4,988	2,783		7,771
Net interest expense	(319)	5		(314)
Income before income taxes	4,669	2,788		7,457

Goodwill		$ 5,098		$ 5,098
Total assets	$ 85,162	$ 16,982		$ 102,144

	Twelve months ended December 31, 2003
	Zones	CPCS (a)	Eliminations	Consolidated

External customer sales	$ 400,482	$ 60,290		$ 460,772
Transfer between segments	946	57	$ (1,003)	-
Total net sales	$ 401,428	$ 60,347	$ (1,003)	$ 460,772

Depreciation and amortization	$ 3,047	$ 181		$ 3,228
Income from operations	1,170	1,778		2,948
Net interest expense	(382)	3		(379)
Income before income taxes	788	1,781		2,569

Goodwill		$ 4,193		$ 4,193
Total assets	$ 75,756	$ 17,129		$ 92,885

(a)  The twelve months ended December 31, 2003 results for CPCS are only for the nine month period between April 1, 2003 and December 31, 2003 as it was acquired on March 31, 2003.

Substantially all of the Company’s net sales for the twelve months ended December 31, 2004 were made to customers located in the United States.  All of the Company’s assets at December 31, 2004 and 2003 were located within the United States.  No one customer represented over 10% of total sales for the years ended December 31, 2004 and 2003.  However, one of the Company’s customers represented over 10% of total sales for the year ended December 31, 2002.  Net sales to this customer were $60,746,000 for the year ended December 31, 2002.  The contract with this customer expired in June of 2003.

16.  Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2004 and 2003:

(in thousands, except per share data)

December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$ 114,091	$124,023	$129,829	$127,620
Cost of sales	100,176	109,765	115,693	112,792

Gross profit	13,915	14,258	14,136	14,828
SG&A expenses	10,649	10,602	10,162	10,871
Advertising expenses, net	1,889	1,695	1,634	1,864

Income from operations	1,377	1,961	2,340	2,093
Other expense	77	90	49	98

Income before income taxes	1,300	1,871	2,291	1,995
Provision for income taxes	509	720	889	687

Net income	$ 791	$ 1,151	$ 1,402	$ 1,308

Basic earnings per share1	$ 0.06	$ 0.08	$ 0.10	$ 0.10
Diluted earnings per share 1	$ 0.05	$ 0.08	$ 0.10	$ 0.09

December 31, 2003	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$ 98,632	$119,106	$112,697	$130,337
Cost of sales	88,296	106,165	99,224	116,393

Gross profit	10,336	12,941	13,473	13,944
SG&A expenses	10,156	10,898	11,144	11,054
Advertising expenses	1,196	2,255	1,856	1,290
State tax (benefit) expense	35		5	(2,143)

Income (loss) from operations	(1,051)	(212)	468	3,743
Other (income) expense	(7)	103	141	142

Income (loss) before income taxes	(1,044)	(315)	327	3,601
Provision (benefit from) for income taxes	(398)	(190)	193	1,396

Net income (loss)	$ (646)	$ (125)	$ 134	$ 2,205

Basic and diluted earnings (loss) per share 1	$ (0.05)	$ (0.01)	$ 0.01	$ 0.16

1  Net income (loss) per share is computed independently for each of the quarters presented therefore, the sum of the quarterly net income (loss) per share may not equal the total computed for the year due to shares issued each quarter.

Report of Independent Registered Public Accounting Firm

To the Shareholders of

Zones, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zones, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Seattle, Washington

February 28, 2005

ZONES, INC.

SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions	Balance at end of period
Year Ended December 31, 2004
Allowance for doubtful accounts	$ 2,734	$ 297	$	$ 365 (a)	$ 2,666
Allowance for inventory obsolescence	$ 763	$ 740	$	$ 689 (a)	$ 814
Year Ended December 31, 2003
Allowance for doubtful accounts	$ 2,600	$ 636	$	$ 502 (a)	$ 2,734
Allowance for inventory obsolescence	$ 1,084	$ 725		$$1,046 (a)	$ 763
Year Ended December 31, 2002
Allowance for doubtful accounts	$ 2,855	$ 236	$	$ 491 (a)	$ 2,600
Allowance for inventory obsolescence	$ 1,531	$ 333	$	$ 780 (a)	$ 1,084

(a) Uncollectible items written off, less recoveries of items previously written off.

