Form 10-Q
period 2005-03-31
ZONES INC
filed 2005-05-12
CIK 1013786

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑Q

[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

Yes      X       No            .

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes           No __X__

The number of shares of the registrant's Common Stock outstanding as of May 10, 2005 was 13,358,534.

ZONES, INC.

INDEX



Part I.

Item 1.    Financial Statements

ZONES, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	March 31,	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$ 4,802	$ 6,457
Receivables, net of allowance for doubtful accounts of $2,534 and $2,666	53,234	53,903
Vendor receivables	8,177	10,035
Inventories, net	17,436	17,405
Prepaid expenses	1,217	958
Deferred tax asset	1,525	1,525
Total current assets	86,391	90,283
Property and equipment, net	3,869	3,951
Goodwill	5,098	5,098
Deferred tax asset	1,968	2,640
Other assets	172	172
Total assets	$ 97,498	$ 102,144
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 37,718	$ 34,250
Inventory financing	12,812	14,306
Accrued liabilities	6,640	7,331
Line of credit	-	6,100
Notes payable to former shareholders of CPCS	1,272	1,272
Total current liabilities	58,442	63,259
Notes payable for purchase of fixed asset	31	35
Notes payable to former shareholders of CPCS, net of current portion	972	1,272
Deferred rent	1,032	1,027
Total liabilities	60,477	65,593

Commitments and contingencies

Shareholders' equity:
Common stock	38,167	38,788
Accumulated deficit	(1,146)	(2,237)
Total shareholders' equity	37,021	36,551
Total liabilities and shareholders' equity	$ 97,498	$ 102,144

<See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

Three months ended March 31,
	2005	2004

Net sales	$ 126,331	$ 114,092
Cost of sales	111,569	100,176
Gross profit	14,762	13,916

Selling, general and administrative expenses	11,199	10,649
Advertising expenses, net	1,738	1,890
Income from operations	1,825	1,377

Interest expense	97	87
Other (income), net	(36)	(10)
Other expense	61	77
Income before taxes	1,764	1,300
Provision for income taxes	673	509
Net income	$ 1,091	$ 791

Basic earnings per share	$ 0.08	$ 0.06
Shares used in computing basic earnings per share	13,443	13,664

Diluted earnings per share	$ 0.08	$ 0.05
Shares used in computing diluted earnings per share	14,466	14,487

        See notes to consolidated financial statements

4

ZONES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands, except share data)

(unaudited)

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total

Balance, January 1, 2005	13,507,727	$38,788	$(2,237)	$36,551
Purchase and retirement of common stock	(165,500)	(650)		(650)
Issuance of common stock on issuance of stock options	16,307	29		29
Net income			1,091	1,091
Balance, March 31, 2005	13,358,534	$38,167	$(1,146)	$37,021

See notes to consolidated financial statements

ZONES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three months ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$ 1,091	$ 791
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	555	669
Deferred tax asset	672	509
(Increase) decrease in assets and liabilities:
Receivables, net	2,527	6,847
Inventories, net	(31)	(4,890)
Prepaid expenses and other assets	(259)	(202)
Accounts payable and inventory financing	4,518	59
Accrued and other liabilities	(686)	(1,376)
Net cash provided by operating activities	8,387	2,407

Cash flows from investing activities:
Purchases of property and equipment	(473)	(584)
Net cash used in investing activities	(473)	(584)

Cash flows from financing activities:
Net change in book overdraft	(2,544)	(1,483)
Net change in line of credit	(6,100)	(2,425)
Purchase and retirement of common stock	(650)
Proceeds from exercise of stock options	29	16
Payments of note payable	(304)
Net cash used in financing activities	(9,569)	(3,892)

Net decrease in cash and cash equivalents	(1,655)	(2,069)
Cash and cash equivalents at beginning of period	6,457	5,180

Cash and cash equivalents at end of period	$ 4,802	$ 3,111

Non-cash investing and financing activity:
Non-cash reduction to not payable for purchase price adjustments of CPCS	-	$ (295)

See notes to consolidated financial statements

ZONES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.  Description of Business

Zones, Inc. (the “Company”) and its subsidiaries are single-source direct marketing resellers of name-brand information technology products to the small to medium sized business market, large and public sector accounts, while supporting their legacy Mac customers.  The Company sells through outbound and inbound account executives, specialty print and e-catalogs, and the Internet.  The Company offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

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

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to state fairly the financial position and operating results for the interim periods.  The results of operations for such interim periods are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 4, 2005.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries.  Intercompany transactions have been eliminated in consolidation.

Goodwill

In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually on the purchase date, or when events indicate that impairment exists.  All goodwill on the Company’s financial statements relate to the purchase of CPCS.  The changes in the carrying amount of goodwill for the three months ended March 31, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$ 5,098
Goodwill acquired	-
Impairment loss	-
Balance as of March 31, 2005	$ 5,098

The Company completed its annual impairment review required by SFAS No. 142 on March 31, 2005 and determined that its goodwill was not impaired.

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

Stock Compensation

The Company accounted for its stock option plans by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations.  No compensation cost is reflected in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, the Company’s net income and income per share would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

Three months ended March 31,
	2005	2004
Net income - as reported	$ 1,091	$ 791
Add:
Total compensation cost included in net income (loss), net of tax	-	-
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(237)	(129)

Net income - pro forma	$ 854	$ 662

Basic income per share - as reported	$ 0.08	$ 0.06
Diluted income per share - as reported	$ 0.08	$ 0.05

Basic income per share - pro forma	$ 0.06	$ 0.05
Diluted income per share - pro forma	$ 0.06	$ 0.05

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: expected volatility of 181% and 211%; risk-free interest rate of 3.88% and 2.99%; and expected lives of 4 years.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its first quarter of fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption, which include whether the Company should adopt the requirements on a retrospective basis and which valuation model is most appropriate.

In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005.  Management is currently evaluating the impact of FSP No. FIN 46(R)-5 on the Company's financial statements.

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

	Three months ended March 31,
	2005	2004
Basic earnings per share:
Net income	$ 1,091	$ 791

Weighted-average shares used in computing basic Earnings per share	13,443	13,664

Basic earnings per share	$ 0.08	$ 0.06

Diluted earnings per share:
Net income	$ 1,091	$ 791

Weighted average shares outstanding	13,443	13,664
Stock options	1,023	823
Total common shares and dilutive securities	14,466	14,487
Diluted earnings per share	$ 0.08	$ 0.05

Options may have a dilutive effect on the calculation of earnings per share.  For the three months ended March 31, 2005 and 2004, 449,045 and 1,151,092 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Liquidity

The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and up to the remaining balance of $1.0 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business.  However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

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

A summary of the Company’s operations by segment follows (in thousands):

Three months ended March 31, 2005
	Zones	CPCS	Elimination’s	Consolidated

External customer sales	$ 106,017	$ 20,314		$ 126,331
Transfer between segments		387	$ (387)	-
Total net sales	$ 106,017	$ 20,701	$ (387)	$ 126,331

Depreciation and amortization	$ 513	$ 42		$ 555
Income from operations	$ 1,296	$ 529		$ 1,825

Goodwill		$ 5,098		$ 5,098
Total assets	$ 80,491	$ 17,007		$ 97,498

Three months ended March 31, 2004
	Zones	CPCS	Elimination’s	Consolidated

External customer sales	$ 96,196	$ 17,896		$ 114,092
Transfer between segments	58	106	$ (164)	-
Total net sales	$ 96,254	$ 18,002	$ (164)	$ 114,092

Depreciation and amortization	$ 619	$ 50		$ 669
Income from operations	$ 727	$ 650		$ 1,377

Goodwill		$ 3,898		$ 3,898
Total assets	$ 75,800	$ 12,372		$ 88,172

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended March 31,
	2005	2004
Notebook & PDA’s	$ 16,364	$ 20,678
Desktops & Servers	31,271	22,337
Software	21,027	17,396
Storage	11,445	10,331
NetComm	4,783	4,825
Printers	11,382	11,226
Monitors & Video	12,615	11,700
Memory & Processors	6,626	5,433
Accessories & Other	10,818	10,166
Total	$ 126,331	$ 114,092

Substantially all of the Company’s net sales for the three months ended March 31, 2005 and 2004 were made to customers located in the United States.  Substantially all of the Company’s assets at March 31, 2005 and December 31, 2004 were located within the United States.  One of the Company’s customers represented 13.3% of total sales for the three months ended March 31, 2005.  Sales to this customer represented less than 10% of total sales for the three months ended March 31, 2004.

6.  Related Party Disclosure

In June 2004, Fana Auburn LLC., a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease.  Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. For the three months ended March 31, 2005 the Company paid Fana Auburn LLC $428,000 related to the lease.  The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration.

7.  Share Repurchase Program

In July 2004, the Board of Directors authorized a share repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company's common stock over the next twelve months in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company purchased and retired 165,500 shares of its common stock at a total cost of $650,000 (an average price of $3.92 per share) during the three month period ended March 31, 2005.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking.   Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed on March 4, 2005 with the Securities Exchange Commission.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “the Company” and “Zones” refer to Zones, Inc., a Washington corporation, and its subsidiaries.

General

The Company's net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).”   Other expense represents interest expense net of non-operating income.

Overview

Zones Inc. and its subsidiaries are direct marketing resellers of technology hardware, software and services.  The Company procures and fulfills IT solutions to the small to medium business (“SMB”), large corporate customer and the public sector market place.  The Company defines its SMB as customers with 50 to 1000 computer terminals, its large corporate customer as having greater than 1000 computer terminals, and its public sector markets as education and, state and local government.  Relationships with SMB, large customers and public sector institutions represented 95.3% of total net sales during the first three months of 2005.  The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

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

The corporate management team regularly reviews the Company’s performance using a variety of financial and non-financial metrics including, but not limited to, net sales, gross margin, co-op advertising reimbursements, advertising expenses, personnel costs, productivity per team member, average order size, accounts receivables aging, inventory turnover, liquidity and cash resources.   Company management compares the various metrics against goals and budgets, and takes appropriate action to enhance Company performance.

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion.  At March 31, 2005, the Company had 610 team members in its consolidated operations; 292 of whom are inbound and outbound account executives.  The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington.  The Company makes available free of charge on its website, www.zones.com/IR, additional company information.

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 4, 2005, the Company included a discussion of the most significant accounting policies and estimates used in the preparation of its financial statements. There has been no material change in the policies and estimates used by the Company in the preparation of its financial statements since the filing of our Annual Report.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	88.3	87.8
Gross profit	11.7	12.2
Selling, general and administrative expenses	8.8	9.3
Advertising expenses, net	1.4	1.7
Income from operations	1.4	1.2
Other expense	0.0	0.1
Income before income taxes	1.4	1.1
Provision for income taxes	0.5	0.4
Net income	0.9%	0.7%

Selected operating data:
Number of shipments	99,000	112,000
Average order size	$1,299	$1,072
Sales force, end of period	292	268

Product Mix (% of Net Sales):
Notebook & PDA’s	13.0%	18.1%
Desktops & Servers	24.8	19.6
Software	16.6	15.2
Storage	9.1	9.1
NetComm	3.8	4.2
Printers	9.0	9.8
Monitors & Video	10.0	10.3
Memory & Processors	5.2	4.8
Accessories & Other	8.5	8.9

Comparison of Three Month Periods Ended March 31, 2005 and 2004

Net Sales.  Consolidated net sales for the quarter ended March 31, 2005 increased 10.7% to $126.3 million compared to $114.1 million in the first quarter of 2004.  The increase is primarily due to growth in sales to the Company’s large customers.  Sales to the Company’s large customers, including sales by its subsidiary CPCS, increased 23.1% to $65.3 million from $53.3 million in the prior year.  The Company has increased its penetration into existing large customer accounts.  Consolidated outbound sales (relationship based selling), to commercial and public sector customers, increased 18.1% to $120.3 million in the first quarter of 2005 from $101.9 million in the first quarter of 2004.  Sales by the Company’s inbound (demand response selling) divisions declined to $6.0 million during the first quarter of 2005 compared to $12.2 million for the three months ended March 31, 2004, and declined as a percent of total sales to 4.7% from 10.7%.   The Company has continued to reduce its focus on the inbound sales customer who are generally defined as consumer and small office/home office accounts.

Gross Profit. Consolidated gross profit increased to $14.8 million for the first quarter of 2005, compared to $13.9 million in the first quarter of 2004.  Gross profit as a percentage of net sales decreased to 11.7% in the quarter ended March 31, 2005 compared to 12.2% in the first quarter of 2004, and remained consistent sequentially from the fourth quarter of 2004. The decline is primarily due to product mix.  Sales of desktops and servers and software increased as a percent of sales and now represent 24.8% and 16.6% of first quarter 2005 sales.   The gross margin associated with these product lines is generally lower than other product lines.  Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions.  Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses.  SG&A expense dollars increased to $11.2 million for the quarter ended March 31, 2005 compared to $10.6 million in the first quarter of 2004.  As a percent of sales, SG&A was 8.9% for the quarter ended March 31, 2005 compared to 9.3% for the first quarter of 2004. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.

•        Salaries, wages and benefits increased $916,000 during the first quarter 2005 compared to the prior year.  The Company increased its sales force headcount 9.0% to 292 at March 31, 2005 compared to 268 in the prior year period.

•        Depreciation expense declined $114,000 for the three months ended March, 31, 2005 compared to the prior year.  The decline is due to the Company’s decision to reduce prior years capital expenditures.

•        Credit card processing fees in the first quarter 2005 declined $99,000 compared to the prior year.  The decline is due to the Company’s focus on outbound selling to businesses, which tend to purchase on open account rather than credit card.

•        For the period ending March 31, 2005 and 2004, warehousing and distribution network costs totaled $371,000 and $408,000 respectively.  The year over year decrease is primarily due to the Company’s decision to move its warehouse operations to its subsidiary, CPCS, from a third party partner.

•        Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Advertising Expenses, net.  The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles.  The Company's net cost of advertising decreased to $1.7 million in the three month period ended March 31, 2005 from $1.9 million in the comparable 2004 period.

•        Gross advertising expense decreased slightly to $1.9 million for the first quarter of 2005 compared to $2.0 million in the first quarter of 2004.

•        The Company’s gross advertising reimbursements increased to $138,000 in 2005 from $95,000 in 2004.

Interest Expense.  Interest expense was $97,000 for the quarter ended March 31, 2005 compared to $87,000 in the first quarter of 2004.  Interest expense of $60,000 and $48,000 for the periods ended March 31, 2005 and 2004, respectively, related to the Company’s use of its working capital line.  The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net.  Other income was $36,000 for the three months ended March 31, 2005 compared to $10,000 at March 31, 2004.  The increase was primarily due to increased finance charges collected from certain customers.

Provision for Income Taxes.  The provision for income taxes for the quarter ended March 31, 2005 was $673,000 compared to $509,000 in the comparable period of the prior year.  The Company’s effective tax rate expressed as a percentage of income before taxes was 38.1% for the quarter ended March 31, 2005 compared to 39.1% for the quarter ended March 31, 2004.  The decline in the Company’s effective tax rate is due to a decline in permanent differences as a percent of estimated annual taxable income.

Net Income.  Net income for the quarter ended March 31, 2005 was $1.1 million compared to $791,000 in the first quarter of 2004.  Basic and diluted income per share was $0.08 for the three months ended March 31, 2005 compared to $0.06 and $0.05, respectively, for the quarter ended March 31, 2004.

Liquidity and Capital Resources

As of March 31, 2005, the Company had total assets of $97.5 million, of which $86.4 million were current assets.  At March 31, 2005 and December 31, 2004 the Company had cash and cash equivalents of $4.8 million and $6.5 million, respectively.  The Company utilized its cash position to reduce the amounts due under its working capital line of credit to zero at March 31, 2005.  The Company’s working capital was $27.9 million and $27.0 million at March 31, 2005 and December 31, 2004, respectively.

The Company committed to a stock repurchase program in July of 2004 under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock until July 2005 in either open market or private transactions at then prevailing market prices.  During the three months ended March 31, 2005, the Company purchased and retired 165,500 shares of its common stock at a total cost of $650,000 (an average price of $3.92 per share).  The Company has approximately $1.0 million remaining available to repurchase common stock under this program.

Net cash provided by operating activities was $8.4 million for the three months ended March 31, 2004 compared to $2.4 million for the three months ended March 31, 2004.  The primary factors that affected cash flow from operations were net income, accounts receivable and accounts payable.  Accounts and vendor receivables decreased $2.5 million, primarily due to collection of outstanding amounts due.  The Company’s days sales outstanding decreased to 45 days at March 31, 2005 from 47 at December 31, 2004.  Accounts payable increased $4.5 million.  The accounts payable balance fluctuates due to purchasing cycles, and the increase was primarily due to periodic fluctuations.  The change in accounts payable reflected in cash provided by operations also includes the impact of a $2.5 million decrease in book overdrafts between March 31, 2005 and December 31, 2004.

Net cash used in investing activities for the three months ended march 31, 2005 was $477,000.  Cash outlays for capital expenditures were $477,000 and $584,000 at March 31, 2005 and 2004, respectively.  The capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems.  The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies.

The Company’s financing activities included the payment of an amount due on the note payable issued in its acquisition of CPCS.  The Company paid the former shareholders of CPCS $300,000 on March 15, 2005.

At March 31, 2005, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and an inventory financing facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year.  Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory financing bear interest at a rate of Prime + 0.50%.  The Company’s line of credit is defined by quick turnover, large amounts and short maturities.  All amounts owed under the Company’s line of credit are due on demand.  Inventory financing does not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company.  At March 31, 2005, the Company was compliant with all covenants of this facility.  At March 31, 2005, there were no working capital advances outstanding and $12.8 million was owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, 2004 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and the remaining balance of $1.0 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business.  However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to seek additional funds through sales of equity, debt or convertible securities or increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in the Company’s Fiscal 2004 Annual Report on Form 10-K.

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

Pressure on Margins.  There is intense price competition and pressure on profit margins in the computer products industry.  An increasing number of manufacturers are providing their products direct to customers.  Various other factors also may create downward pressure on the Company’s gross margins, such as shifts in vendor programs and an increasing proportion of sales to large, public sector or other competitive bid accounts.    If the Company is unable to maintain or improve gross margins in the future, this could have an adverse effect on the Company’s business, financial condition, or results of operations.

Account Executive Hiring, Retention and Productivity.  The Company intends to continue to recruit account executives.  The Company hopes to hire approximately 15 to 25 new account executives each month subject to economic conditions.  However, there are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time, or that the Company will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Historically, the Company has experienced significant attrition in its sales force.  Even if the Company does retain its account executives, there are no assurances that they will become productive at historical levels.  Additionally, the Company’s account executives in the past have been the subject of aggressive hiring efforts by competitors.

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

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 51.6% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds.  If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 53.9% of the outstanding shares of the Company’s common stock.  The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors.  This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock.  The Company’s certification as a Minority Business Enterprise is dependent on Mr. Lalji’s maintenance of voting control and a decrease in his level of voting power could have an adverse effect on the Company’s ability to retain certain customers or compete for certain opportunities.

Increased Expenses of Being a Public Company.  The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002.  Legal counsel fees specific to the increased disclosure requirements and the need to comply with new corporate governance requirements have increased under the Sarbanes-Oxley Act as well as SEC regulations and new NASDAQ rules.  Additionally, independent registered public accounting firm audit fees have significantly increased, and are expected to increase even more as requirements associated with corporate governance and internal controls become effective.  These increasing costs may affect the Company’s business, financial condition, cash flows or results of operations.

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

Risk Associated with CPCS Merger.  During the first quarter of 2005, the Company prepared to merge the operations of CPCS with Zones Corporate Solutions, Inc., an Auburn based wholly owned subsidiary of the Company, effective April 1, 2005.   The Company believes the successful integration will create efficiencies that may decrease operating costs.  However, there are no assurances that a successful integration will reduce future costs below historical levels.  In addition, there are risks associated with the merger and the resulting change may increases due to product and other costs, cause disruption of service or cause the potential loss of customers or team members of CPCS, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Major Customer.  One of the Company’s customers, IBM Global Services, represents 13.3% of total sales for the three months ended March 31, 2005.  Sales to this customer represented less than 10% of total sales for the three months ended March 31, 2004. The loss of this customer could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Reliance on Distribution. The Company operates a warehouse and distribution center in Bensenville, Illinois.  Any limitation or interruption of the service being provided could have a material adverse effect on the Company’s business, financial condition, cash flow or results of operations.  Additionally, certain distributors also participate in the Company’s logistics operations through electronic data interchange.  Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

There has been no change in the Company’s internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 which requires management to assess the effectiveness of internal controls over financial reporting and include an assertion in its annual report as to the effectiveness of the controls. Subsequently, its independent registered public accounting firm, PricewaterhouseCoopers LLP, will be required to attest to whether the assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes the Company maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2006. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for PricewaterhouseCoopers LLP to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In July of 2004, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock until July 2005 in open market or private transactions at then prevailing market prices.  The Company has approximately $1.0 million remaining available to repurchase common stock under this program.

The following table sets forth information on the Company’s common stock repurchase program for the quarter ended March 31, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2005 through January 31, 2005	0	$-	0	$1,651,886
February 1, 2005 through February 28, 2005	165,500	$3.92	165,500	$1,002,449
March 1, 2005 through March 31, 2005	0	$-	0	$1,002,449

Item 6.    Exhibits

(a)                Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

                                                                                              Zones, Inc.

                  Date:  May 11, 2005

By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer

