Form 10-Q
period 2005-06-30
ZONES INC
filed 2005-08-10
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
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

Yes ☐  No ☒

The number of shares of the registrant's Common Stock outstanding as of August 8, 2005 was 13,443,998.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

Part I.

Item 1.	Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$3,094	$6,457
Receivables, net of allowance for doubtful accounts of $2,376 and $2,666	53,580	53,903
Vendor receivables	9,951	10,035
Inventories, net	15,492	17,405
Prepaid expenses	1,175	958
Deferred tax asset	1,525	1,525
Total current assets	84,817	90,283
Property and equipment, net	3,744	3,951
Goodwill	5,098	5,098
Deferred tax asset	1,163	2,640
Other assets	187	172
Total assets	$95,009	$102,144

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,183	$34,250
Inventory financing	7,514	14,306
Accrued liabilities	7,463	7,331
Line of credit	3,900	6,100
Notes payable to former shareholders of CPCS	1,468	1,272
Total current liabilities	55,528	63,259
Notes payable for purchase of fixed asset	32	35
Notes payable to former shareholders of CPCS, net of current portion	-	1,272
Deferred rent	1,113	1,027
Total liabilities	56,673	65,593

Commitments and contingencies

Shareholders' equity:
Common stock	38,186	38,788
Retained earnings (accumulated deficit)	150	(2,237)
Total shareholders' equity	38,336	36,551
Total liabilities and shareholders' equity	$95,009	$102,144

<See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Net sales	$127,630	$124,023	$253,961	$238,114
Cost of sales	113,094	109,765	224,663	209,941
Gross profit	14,536	14,258	29,298	28,173
Selling, general and administrative	10,979	10,602	22,178	21,251
Advertising expenses, net	1,400	1,695	3,139	3,584
Income from operations	2,157	1,961	3,981	3,338

Interest expense	63	97	160	184
Other income	(13)	(7)	(50)	(17)
Other expense	50	90	110	167
Income before taxes	2,107	1,871	3,871	3,171
Provision for income taxes	811	720	1,484	1,229
Net income	$1,296	$1,151	$2,387	$1,942

Basic earnings per share	$0.10	$0.08	$0.18	$0.14

Shares used in computing basic earnings per share	13,380	13,669	13,412	13,666

Diluted earnings per share	$0.09	$0.08	$0.17	$0.13

Shares used in computing diluted earnings per share	14,148	14,534	14,347	14,511

        See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, December 31, 2004	13,507,727	$38,788	$(2,237)	$36,551
Purchase and retirement of common stock	(201,650)	(779)		(779)
Tax effect of stock options exercised		5		5
Issuance of common stock on exercise of stock options	117,081	172		172
Net income			2,387	2,387
Balance, June 30, 2005	13,423,158	$38,186	$150	$38,336

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$2,387	$1,942
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,023	1,269
Deferred tax asset	1,477	1,229
Tax effect of stock option exercise	5
Loss on disposal of asset		(2)
(Increase) decrease in assets and liabilities:
Receivables, net	407	2,731
Inventories, net	1,913	(2,670)
Prepaid expenses and other assets	(232)	(93)
Accounts payable and inventory financing	(6,723)	2,144
Accrued liabilities and deferred rent	218	(328)
Net cash provided by operating activities	475	6,222

Cash flows from investing activities:
Purchases of property and equipment	(816)	(1,301)
Net cash used in investing activities	(816)	(1,301)

Cash flows from financing activities:
Net change in book overdraft	864	(968)
Net change in line of credit	(2,200)	(4,855)
Purchase and retirement of common stock	(779)
Proceeds from exercise of stock options	172	19
Payments of notes payable	(1,079)	(662)
Net cash used in financing activities	(3,022)	(6,466)

Net decrease in cash and cash equivalents	(3,363)	(1,545)
Cash and cash equivalents at beginning of period	6,457	5,180

Cash and cash equivalents at end of period	$3,094	$3,635

Non-cash investing and financing activity:
Note payable for fixed asset purchase		$(42)
Non-cash reduction to note payable for purchase price adjustment of Corporate PC Source (“CPCS”)		$(295)

See notes to consolidated financial statements

Index

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

Zones, Inc. (the “Company”) is a single-source direct marketing reseller of name-brand information technology products to the small to medium sized business market, enterprise and public sector accounts, while supporting their legacy Mac customers. Zones sells through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, Hewlett Packard, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

The Company was incorporated in November 1988 as a Washington corporation. The Company’s headquarters are located in Auburn, Washington. Buying information is available at http://www.zones.com, or by calling 800-258-2088. The Company’s investor relations information can be accessed online at www.zones.com/IR.

2.	Summary of Significant Accounting Policies

The accompanying unaudited consolidated interim financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles for annual financial statements.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the Securities and Exchange Commission on March 4, 2005.

Principles of Consolidation
The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31st. The changes in the carrying amount of goodwill for the six months ended June 30, 2005 are as follows (in thousands):

Balance as of January 1, 2005	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of June 30, 2005	$5,098

The Company completed the impairment review required by SFAS No. 142 on March 31, 2005 and determined that its goodwill was not impaired.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. For the period ending June 30, 2005, the Company analyzed the historical collection rate for vendor receivables. Based on current information, the Company decreased its estimate for the allowance for vendor receivables by $278,000 at June 30, 2005 compared to March 31, 2005.

Index

Revenue Recognition
The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. The Company offers limited return rights on its product sales. At the point of sale, the Company also provides an allowance for sales returns, which is established based on historical experience. Amounts billed for shppping and handling are recorded as revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk, and credit risk, revenues are recorded gross. If any of those criteria are not present, revenue and cost of sales are recorded net. The Company has recorded certain customer initiated transactions on a bill and hold basis. The Company only recognizes revenue when all criterion of Staff Accounting Bulletin 101, “Revenue Recognition” have been met.

Comprehensive Income
The Company has no differences between net income and comprehensive income.

Index

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

	Three months ended June 30,
	2005	2004
Net income - as reported	$1,296	$1,151
Add:
Total compensation cost included in net income, net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(271)	(179)

Net income - pro forma	$1,025	$972

Basic income per share - as reported	$0.10	$0.08
Diluted income per share - as reported	$0.09	$0.08

Basic income per share - pro forma	$0.08	$0.07
Diluted income per share - pro forma	$0.07	$0.07

	Six months ended June 30,
	2005	2004
Net income - as reported	$2,387	$1,942
Add:
Total compensation cost included in net income, net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(508)	(308)

Net income - pro forma	$1,879	$1,634

Basic income per share - as reported	$0.18	$0.14
Diluted income per share - as reported	$0.17	$0.13

Basic income per share - pro forma	$0.14	$0.12
Diluted income per share - pro forma	$0.13	$0.11

The fair value of each option grant is estimated for the purposes of these pro formas on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: expected volatility of 189% and 200%; risk-free interest rate of 3.88% and 3.36%; and expected lives of 5 years.

Index

Earnings Per Share
Earnings per share (“EPS”) is based on the weighted average number of shares outstanding during the period. Basic EPS excludes all dilution. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements
In June 2005, the FASB’s Emerging Issues Task Force reached a consensus on Issue No. 05-6, “Determining the Amortization Period for Leasehold Improvements” (“EITF 05-6”). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements no later than the beginning of its first quarter of fiscal 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and are required to be adopted by the Company in the first quarter of fiscal 2006. The Company is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the FASB issued Staff Position (FSP) No. FIN 46(R)-5, Implicit Variable Interests under FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. This FSP clarifies that when applying the variable interest consolidation model, a reporting enterprise should consider whether it holds an implicit variable interest in a variable interest entity (VIE) or potential VIE when specific conditions exist. FSP No. FIN 46(R)-5 is effective as of April 1, 2005.  Management evaluated the impact of FSP No. FIN 46(R)-5 and determined that it had no impact on the Company’s financial statements.

Index

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic earnings per share:
Net income	$1,296	$1,151	$2,387	$1,942

Weighted average shares outstanding	13,380	13,669	13,412	13,666

Basic earnings per share	$0.10	$0.08	$0.18	$0.14

Diluted earnings per share:

Net income	$1,296	$1,151	$2,387	$1,942

Weighted average shares outstanding	13,380	13,669	13,412	13,666
Stock options	768	865	935	845
Total common shares and dilutive securities	14,148	14,534	14,347	14,511

Diluted earnings per share	$0.09	$0.08	$0.17	$0.13

For the three and six months ended June 30, 2005, 492,070 and 477,259 shares, respectively, which were outstanding stock options that were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the period ended June 30, 2004, the Company had 220,552 of contingent convertible notes outstanding which were not included in the calculation of earnings per share.

4.	Commitments and Contingencies

Legal Proceedings
From time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business, some of which may involve material amounts. The Company currently believes that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Liquidity
The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and up to the remaining balance of $3.0 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

5.	Segment Information

In fiscal years 2003 and 2004, the Company reported its subsidiary, CPCS, and its Zones reporting unit as separate segments. On April 1, 2005, the Company merged the CPCS subsidiary into the Zones reporting unit. Accordingly, no separate segment for this subsidiary currently exists. As of the second quarter of 2005, the Company is represented by one reportable segment: a single-source, multi-vendor direct marketing reseller of name-brand information technology products to small to medium sized businesses, enterprise and the public sector markets.

Index

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Notebook & PDA’s	$19,116	$18,256	$35,481	$39,036
Desktops & Servers	25,326	25,908	56,593	48,206
Software	20,703	21,000	41,730	38,346
Storage	11,950	11,205	23,395	21,536
NetComm	5,353	5,875	10,137	10,684
Printers	12,460	11,745	23,843	22,982
Monitors & Video	13,152	11,996	25,767	23,714
Memory & Processors	7,645	5,807	14,271	11,242
Accessories & Other	11,925	12,231	22,744	22,368

Substantially all of the Company’s net sales for the three and six months ended June 30, 2005 and June 30, 2004 were made to customers located in the United States. All of the Company’s assets at June 30, 2005 and December 31, 2004 were located within the United States. The Company had one customer which represented over 10% of total sales for the three and six month period ended June 30, 2005. Net sales to this customer were $17.6 million and $34.6 million for the three and six months ended June 30, 2005, respectively.

6.	Related Party Disclosure

In June 2004, Fana Auburn LLC., a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus real estate taxes, insurance and common area maintenance charges. For the three and six months ended June 30, 2005 the Company paid Fana Auburn LLC $424,000 and $852,000 related to the lease. The Company’s Audit Committee reviewed and approved the related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration.

7.	Share Repurchase Program

In July 2004, the Board of Directors authorized a share repurchase program under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company purchased and retired 36,150 shares of its common stock at a total cost of $130,000 (an average price of $3.59 per share) during the three month period ended June 30, 2005. Over the past twelve months, the Company has purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (average price of $3.27).

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices.

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

Index

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “the Company” and “Zones” refer to Zones, Inc., a Washington corporation.

General

The Company's net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing and distribution costs, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Other expense represents interest expense net of non-operating income.

Overview

Zones, Inc. is a direct marketing reseller of technology hardware, software and services. The Company procures and fulfills IT solutions to the small to medium business (between 50 and 1000 computer users), large enterprise customer (greater than 1000 computer users) and public sector marketplaces (education and state and local government). Relationships with small to medium sized businesses (“SMB”), large enterprise customers and public sector institutions represented 96.2% and 95.7% of total net sales during the three and six months ending June 30, 2005, respectively. The remaining sales were from inbound customers, generally defined as consumers and small office/home office accounts.

The Company reaches its customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model utilized by outbound account executives; customized web stores for corporate customers through ZonesConnect, a state of the art internet portal at www.zones.com; dedicated e-marketing; and direct marketing vehicles and catalogs for demand response opportunities and corporate branding.

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

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At June 30, 2005, the Company had 590 team members in its consolidated operations; 275 of which are inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington. The Company makes additional company information available free of charge on its website, www.zones.com/IR,.

Index

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

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.6	88.5	88.5	88.2
Gross profit	11.4	11.5	11.5	11.8
Selling, general and administrative expenses	8.6	8.5	8.7	8.9
Advertising expenses, net	1.1	1.4	1.2	1.5
Income (loss) from operations	1.7	1.6	1.6	1.4
Other (income) expense	0.1	0.1	0.1	0.1
Income (loss) before income taxes	1.6	1.5	1.5	1.3
Provision (benefit) for income taxes	0.6	0.6	0.6	0.5
Net income (loss)	1.0%	0.9%	0.9%	0.8%

Selected operating data:
Number of orders	99,000	101,000	198,000	213,000
Average order size	$1,340	$1,222	$1,320	$1,143
Sales force, end of period	275	274	275	274

Product Mix (% of Net Sales):
Notebook & PDA’s	15.0%	14.7%	14.0%	16.4%
Desktops & Servers	19.8	20.9	22.3	20.2
Software	16.2	16.9	16.4	16.1
Storage	9.4	9.0	9.2	9.0
NetComm	4.2	4.7	4.0	4.5
Printers	9.8	9.5	9.4	9.7
Monitors & Video	10.3	9.7	10.1	10.0
Memory & Processors	6.0	4.7	5.6	4.7
Accessories & Other	9.3	9.9	9.0	9.4

Comparison of Three Month Periods Ended June 30, 2005 and 2004

Net Sales. Consolidated net sales for the quarter ended June 30, 2005 increased 2.9% to $127.6 million compared to $124.0 million in the second quarter of 2004. The increase is primarily due to growth in sales to the Company’s large enterprise customers, which increased 11.5% to $67.5 million from $60.5 million in the prior year. The Company has increased its penetration into existing large enterprise customer accounts. Consolidated outbound sales (relationship based selling) to commercial and public sector customers increased 8.0% to $122.7 million in the second quarter of 2005 from $113.7 million in the second quarter of 2004. The Company’s focus is on the outbound sales customer who responds to a relationship based selling model. Sales by the Company’s inbound (demand response selling) departments declined to $4.9 million during the second quarter of 2005 compared to $10.4 million for the three months ended June 30, 2004, and declined as a percent of total sales to 3.8% from 8.3%.

Index

Gross Profit. Consolidated gross profit increased to $14.5 million for the second quarter of 2005, compared to $14.3 million in the second quarter of 2004. Gross profit as a percentage of net sales decreased slightly to 11.4% in the quarter ended June 30, 2005 compared to 11.5% in the second quarter of 2004. The decline is primarily due to product mix. Sales of desktops and servers and software as a percent of sales represents 19.8% and 16.2%, respectively, of second quarter 2005 sales. The gross margin associated with these product lines is generally lower than for other product lines. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to that of a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $11.0 million for the quarter ended June 30, 2005 compared to $10.6 million in the second quarter of 2004. As a percent of sales, SG&A was 8.6% for the quarter ended June 30, 2005 compared to 8.5% for the second quarter of 2004. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.
•
Salaries, wages and benefits increased $564,000 during the second quarter 2005 compared to the second quarter of the prior year. The Company’s total headcount increased 6.1% to 590 team members at June 30, 2005 from 556 at June 30, 2004 primarily due to staffing the warehouse operations in the Bensenville facility.

•	Depreciation expense declined $132,000 for the three months ended June 30, 2005 compared to the prior year. The decline is due to the Company’s decision to reduce capital expenditures.
•
Credit card processing fees in the second quarter of 2005 declined $58,000 compared to the prior year. The decline is due to the Company’s focus on outbound selling to businesses, which tend to purchase on open account rather than by credit card.

•
Professional fees increased $146,000 for the second quarter of 2005 compared to the second quarter of the prior year. The increase is primarily due to increased Board of Directors fees and consulting fees associated with the Company’s documentation of internal controls.

•
For the period ending June 30, 2005 and 2004, warehousing and distribution network costs totaled $628,000 and $393,000 respectively. The year over year increase is primarily due to the Company’s integration of its warehouse operations to its Bensenville, IL facility from a third party partner.

•	Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising decreased to $1.4 million in the three month period ended June 30, 2005 from $1.7 million in the comparable 2004 period. Net cost of advertising costs will vary based on available vendor programs.
•	Gross advertising expense decreased to $1.5 million for the second quarter of 2005 compared to $1.8 million in the second quarter of 2004.
•	The Company’s gross advertising reimbursements increased to $116,000 in 2005 from $105,000 in 2004.

Interest Expense. Interest expense was $63,000 for the quarter ended June 30, 2005 compared to $97,000 in the second quarter of 2004. The Company’s use of its line of credit incurred interest expense of $37,000 and $71,000 for the periods ended June 30, 2005 and 2004, respectively. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $13,000 for the three months ended June 30, 2005 compared to $7,000 at June 30, 2004. The increase was primarily due to increased finance charges collected from certain customers.

Index

Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 2005 was $811,000 compared to $720,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.5% for the quarter ended June 30, 2005, flat compared to the quarter ended June 30, 2004.

Net Income. Net income for the quarter ended June 30, 2005 was $1.3 million compared to $1.2 million in the second quarter of 2004. Basic and diluted income per share was $0.10 and $0.09, respectively, for the three months ended June 30, 2005 compared to $0.08 and $0.08, respectively, for the quarter ended June 30, 2004.

Comparison of Six Month Periods Ended June 30, 2005 and 2004

Net Sales. Consolidated net sales for the six months ended June 30, 2005 increased 6.7% to $254.0 million compared to $238.1 million in 2004. The increase is primarily due to growth in sales to the Company’s enterprise customers, which increased 16.9% to $133.1 million from $113.8 million in the prior year. The Company has increased its penetration into existing enterprise customer accounts. Consolidated outbound sales (relationship based selling) to commercial and public sector customers increased 12.8% to $243.1 million in the first half of 2005 from $215.6 million in the first half of 2004. Sales by the Company’s inbound (demand response selling) departments declined to $10.9 million during the first half of 2005 compared to $22.5 million for the six months ended June 30, 2004, and declined as a percent of total sales to 4.3% from 9.5%. The Company has continued to reduce its focus on the inbound sales customer who are generally consumer and small office/home office accounts.

Gross Profit. Consolidated gross profit increased to $29.3 million for the six months ended June 30, 2005, compared to $28.2 million in the first half of 2004. Gross profit as a percentage of net sales decreased to 11.5% in the six months ended June 30, 2005 compared to 11.8% in 2004. The decline is primarily due to product mix. Sales of desktops and servers and software as a percent of sales represent 22.3% and 16.4%, respectively, of first half of 2005 sales. The gross margin associated with these product lines is generally lower than other product lines. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $22.2 million for the six months ended June 30, 2005 compared to $21.3 million in 2004. As a percent of sales, SG&A was 8.7% for the six months ended June 30, 2005 compared to 8.9% for the first half of 2004. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.
•
Salaries, wages and benefits increased $1.5 million for the first half of 2005 compared to the same period of the prior year. The Company’s total headcount increased 6.1% to 590 team members at June 30, 2005 from 556 at June 30, 2004 primarily due to staffing the warehouse operations in the Bensenville facility.

•
Credit card processing fees in the first half of 2005 declined $157,000 compared to the same period of the prior year. The decline is due to the Company’s focus on outbound selling to businesses, which tend to purchase on open account rather than credit card.

•
Professional fees increased $190,000 for the first half of 2005 compared to the first half of the prior year. The increase is primarily due to increased Board of Directors fees and consulting fees associated with the Company’s documentation of internal controls.

•
For the six month periods ending June 30, 2005 and 2004, warehousing and distribution network costs totaled $1.0 million and $801,000 respectively. The year over year increase is primarily due to the Company’s integration of its warehouse operations to its Bensenville, IL facility from a third party partner.

•	Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Index

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising decreased to $3.1 million in the six month period ended June 30, 2005 from $3.6 million in the comparable 2004 period. Net cost of advertising will vary based on available vendor programs.
•	Gross advertising expense decreased to $3.4 million for the first half of 2005 compared to $3.8 million in 2004.
•	The Company’s gross advertising reimbursements increased to $253,000 in 2005 from $200,000 in 2004.

Interest Expense. Interest expense was $160,000 for the six months ended June 30, 2005 compared to $184,000 in the first half of 2004. The Company’s use of its working capital line incurred interest expense of $97,000 and $119,000 for the six month periods ended June 30, 2005 and 2004, respectively. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $50,000 for the six months ended June 30, 2005 compared to $17,000 at June 30, 2004. The increase was primarily due to increased finance charges collected from certain customers.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2005 was $1.5 million compared to $1.2 million in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.3% for the six months ended June 30, 2005, compared to 38.8% in 2004.

Net Income. Net income for the six months ended June 30, 2005 was $2.4 million compared to $1.9 million in the first half of 2004. Basic and diluted income per share was $0.18 and $0.17, respectively, for the six months ended June 30, 2005 compared to $0.14 and $0.13, respectively, for the six months ended June 30, 2004.

Liquidity and Capital Resources

As of June 30, 2005, the Company had total assets of $95.0 million, of which $84.8 million were current assets. At June 30, 2005 and December 31, 2004 the Company had cash and cash equivalents of $3.1 million and $6.5 million, respectively. The Company utilized its cash position to reduce the amounts due under its working capital line of credit. The Company’s working capital was $29.3 million and $27.0 million at June 30, 2005 and December 31, 2004, respectively.

Net cash provided by operating activities was $475,000 for the six months ended June 30, 2005 compared to $6.2 million for the six months ended June 30, 2004. The primary factors that affected cash flow from operations were accounts payable and inventory financing, and inventories. The balance in accounts payable and inventory financing decreased $6.7 million. The accounts payable and inventory financing balance change is due to purchasing and payment cycles, and the Company’s decision to take advantage of additional early pay discounts. Inventories decreased $1.9 million, primarily due to quicker inventory turnover. The Company’s inventory turnover increased to 28 days at June 30, 2005 from 26 at December 31, 2004. Included in inventory at June 30, 2005 was $3.5 million of inventories not available for sale at June 30, 2005 that represent inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

Net cash used in investing activities for the six months ended June 30, 2005 was $816,000. Cash outlays for capital expenditures were $816,000 and $1.3 million for the six months ended June 30, 2005 and 2004, respectively. The 2005 capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies. The capital expenditures during the first half of 2004 were primarily for leasehold improvements for the Company’s new corporate headquarters, costs to transition the Company’s warehousing facility to its Bensenville, IL facility from a third party vendor and continued improvement, and other enhancements, of the Company’s information systems.

The Company’s financing activities included the payment of an amount due on the note payable issued in its acquisition of CPCS. The Company paid the former shareholders of CPCS $300,000 on March 15, 2005 and $771,932 on April 28, 2005.

Index

The Company committed to a stock repurchase program in July of 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the three months ended June 30, 2005, the Company purchased and retired 36,150 shares of its common stock at a total cost of $130,000 (an average price of $3.59 per share). For the six months ended June 30, 2005, the Company purchased and retired a total of 201,650 shares of its common stock at a total cost of $779,000 (average price of $3.86). Over the past twelve months, the Company has purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (average price of $3.27). In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program. The Company may repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices.

At June 30, 2005, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and an inventory financing facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory financing bear interest at a rate of Prime + 0.50%. The Company’s line of credit is characterized by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory financing does not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At June 30, 2005, the Company was compliant with all covenants of this facility. At June 30, 2005, there was $3.9 million of working capital advances outstanding and $7.5 million related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, 2005 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as any amounts owed to the former shareholders of CPCS and the remaining balance of $3.0 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in the Company’s Fiscal 2004 Annual Report on Form 10-K.

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

Index

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

Account Executive Hiring, Retention and Productivity. The Company intends to continue to recruit account executives. The Company expects to hire approximately 15 to 25 new account executives each month subject to economic conditions. However, there are no assurances that the Company will be able to recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time, or that the Company will not lose existing account executives. The productivity of account executives has historically been closely correlated with tenure. Historically, the Company has experienced significant attrition in its sales force and in the past they have been the subject of aggressive hiring efforts by competitors. Even if the Company does retain its account executives, there are no assurances that they will become productive at historical levels. Additionally, the Company may open an additional call center in the Pacific Northwest subject to market conditions. There is no assurance that a new call center would attract qualified account executives, or that the Company will be able to remotely manage and retain the account executives.

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

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 51.3% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 55.1% of the outstanding shares of the Company’s common stock. The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock. The Company’s certification as a Minority Business Enterprise is dependent on Mr. Lalji’s maintenance of voting control and a decrease in his level of voting power could have an adverse effect on the Company’s ability to retain certain customers or compete for certain opportunities.

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

Index

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

Risk Associated with CPCS Merger. Effective April 1, 2005, the Company merged the operations of CPCS with Zones other wholly owned subsidiary, Zones Corporate Solutions, Inc.. The Company believes the integration will create efficiencies that may decrease future operating costs. However, there are no assurances that the integration will reduce future costs below historical levels. In addition, there are risks associated with the resulting change which increase product and other costs, cause disruption of service or cause the potential loss of customers or team members, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Index

Major Customer. One of the Company’s customers, IBM Global Services, represented 13.8% and 13.6% of total sales for the three and six months ended June 30, 2005. In the prior year, sales to this customer represented 10.2% of total sales for the three months ended June 30, 2004, but represented less than 10% of total sales for the six months ended June 30, 2004. The loss of this customer could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Liquidity of Stock and NASDAQ National Market Listing. There is relatively limited trading of the Company’s stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of the Company’s stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if the Company’s stock were to be de-listed from The NASDAQ National Market. The Company has on two prior occasions received delisting notifications from The NASDAQ National Market relating to its $1.00 minimum bid price requirement. The NASDAQ National Market also imposes a requirement for continued listing that mandates the value of shares publicly held, excluding directors, officers and beneficial owners, exceeds certain minimums. Even though the Company has regained compliance with National Market listing requirements, a potential future delisting of the Company’s common stock could result in significantly reduced circulation of its common stock, reduced interest by investors in the common stock, adverse effects on the trading market, price for and liquidity of the Company’s stock, and reduced ability to issue additional securities or to secure additional financing.

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

Reliance on Distribution. The Company operates a warehouse and distribution center in Bensenville, Illinois. Any limitation or interruption of the service being provided could have a material adverse effect on the Company’s business, financial condition, cash flow or results of operations. The Company may move its Henderson, NV warehouse to the Pacific Northwest. There are no assurances that transitioning the warehouse location would better support the Company’s customers on the West Coast, and any limitation or interruption of service could have an adverst effect on the Company’s business, financial condition, cash flow or results of operations. Additionally, certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Index

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

From time to time, the Company is a party to various legal proceedings, claims, disputes and litigation arising in the ordinary course of business. The Company currently believes that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations. However, because of the nature and inherent uncertainties of litigation, should the outcome of these actions be unfavorable, the Company’s business, financial condition, cash flows or results of operations could be materially affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July of 2004, the Company’s Board of Directors authorized a share repurchase program under which the Company may repurchase up to $3.0 million in shares of the Company’s common stock until July 2005 in open market or private transactions at then prevailing market prices.

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices.

The following table sets forth information on the Company’s common stock repurchase program for the quarter ended June 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
April 1, 2005 through April 30, 2005	0	$-	0	$ 1,002,449
May 1, 2005 through May 31, 2005	36,150	$3.59	36,150	$ 872,758
June 1, 2005 through June 30, 2005	0	$-	0	$ 872,758

Index

Item 4.	Submission of Matters to a vote of Security Holders

(a)	The Company held its annual meeting of shareholders on May 5, 2005.

(b)	Two matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1.  Election of Directors

Nominee	Votes For	Withheld
John H. Bauer	11,914,587	32,454
John T. Carleton	11,909,582	37,459
Firoz H. Lalji	11,905,219	41,822
Kathryn Hatch	11,912,784	34,257
William C. Keiper	11,908,219	41,822

2.  Ratification of Appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm

Votes For	Votes Against	Abstentions	Broker Non Votes
11,927,030	8,256	11,755	1,411,493

Index

Item 6.	Exhibits
(a)	Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Summary of board meeting fees and basic compensation for members of the Board of Directors	X
10.2	Form of Stock Option Agreement (used for grants to outside directors under the 2003 Equity Incentive Plan)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: August 10, 2005

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer