Form 10-Q
period 2005-09-30
ZONES INC
filed 2005-11-09
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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

Yes  ☐ No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No  ☒

The number of shares of the registrant's Common Stock outstanding as of November 7, 2005 was 13,381,389

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

Part I.

Item 1.	Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$3,076	$6,457
Receivables, net of allowance for doubtful accounts of $2,557 and $2,666	66,054	53,903
Vendor receivables	9,686	10,035
Inventories	19,998	17,405
Prepaid expenses	1,414	958
Deferred tax asset	1,525	1,525
Total current assets	101,753	90,283
Property and equipment, net	3,557	3,951
Goodwill	5,098	5,098
Deferred tax asset	108	2,640
Other assets	190	172
Total assets	$110,706	$102,144

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$48,741	$34,250
Inventory financing	8,926	14,306
Accrued liabilities	7,253	7,331
Line of credit	3,400	6,100
Notes payable to former shareholders of CPCS	1,472	1,272
Total current liabilities	69,792	63,259
Notes payable, net of current portion	26	1,307
Deferred rent	1,115	1,027
Total liabilities	70,933	65,593

Commitments and contingencies

Shareholders' equity:
Common stock	37,933	38,788
Retained earnings (deficit)	1,840	(2,237)
Total shareholders' equity	39,773	36,551
Total liabilities and shareholders' equity	$110,706	$102,144

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net sales	$152,758	$129,829	$406,719	$367,943
Cost of sales	138,146	115,693	362,809	325,634
Gross profit	14,612	14,136	43,910	42,309

Selling, general and administrative	10,068	10,162	32,246	31,413
Advertising expenses, net	1,607	1,634	4,747	5,218
Income from operations	2,937	2,340	6,917	5,678

Interest expense	206	93	367	277
Other income	(15)	(44)	(65)	(61)
Other expense	191	49	302	216
Income before taxes	2,746	2,291	6,615	5,462
Provision for income taxes	1,055	889	2,538	2,118
Net income	$1,691	$1,402	$4,077	$3,344

Basic earnings per share	$0.13	$0.10	$0.30	$0.25

Shares used in computing basic earnings per share	13,398	13,452	13,407	13,594

Diluted earnings per share	$0.12	$0.10	$0.28	$0.23

Shares used in computing diluted earnings per share	14,327	14,264	14,340	14,429

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2005	13,507,727	$38,788	$(2,237)	$36,551
Purchase and retirement of common stock	(280,450)	(1,094)		(1,094)
Tax effect of stock options exercised		5		5
Issuance of common stock on exercise of stock options	139,921	234		234
Net income			4,077	4,077
Balance, September 30, 2005	13,367,198	$37,933	$1,840	$39,773

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$4,077	$3,344
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,467	1,870
Deferred taxes	2,538	2,118
(Increase) decrease in assets and liabilities:
Receivables, net	(11,803)	(1,515)
Inventories	(2,593)	(5,900)
Prepaid expenses and other assets	(474)	(190)
Accounts payable and inventory financing	4,519	10,911
Accrued liabilities and deferred rent	11	(1,180)
Net cash provided by (used in) operating activities	(2,258)	9,458

Cash flows from investing activities:
Purchases of property and equipment	(1,072)	(1,721)
Net cash used in investing activities	(1,072)	(1,721)

Cash flows from financing activities:
Net change in book overdraft	4,591	(1,400)
Net change in line of credit	(2,700)	(5,250)
Purchase and retirement of common stock	(1,094)	(1,348)
Proceeds from exercise of stock options	234	26
Payments of notes payable	(1,082)	(662)
Net cash used in financing activities	(51)	(8,634)

Net decrease in cash and cash equivalents	(3,381)	(897)
Cash and cash equivalents at beginning of period	6,457	5,180

Cash and cash equivalents at end of period	$3,076	$4,283

Non-cash investing and financing activity:
Note payable to replace earn-out provision of Corporate PC Source (“CPCS”) acquisition		$1,200
Note payable for fixed asset purchase		$39
Non-cash reduction to note payable for purchase price adjustment of CPCS		$(295)

See notes to consolidated financial statements

Index

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

Zones, Inc. (the “Company”) is a single-source direct marketing reseller of name-brand information technology (“IT”) products to the small to medium sized business market, enterprise and public sector accounts, while supporting their legacy Mac customers. Zones sells through outbound and inbound account executives, specialty print and e-catalogs, and the internet. Zones offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, Hewlett Packard, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

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

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, as filed with the Securities and Exchange Commission on March 4, 2005.

Principles of Consolidation
The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31. The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows (in thousands):

Balance as of January 1, 2005	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of September 30, 2005	$5,098

The Company completed the assessment required by SFAS No. 142 on March 31, 2005, and determined that its goodwill was not impaired.

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

Index

Revenue Recognition
The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. The Company offers limited return rights on its product sales. At the point of sale, the Company also provides an allowance for sales returns, which is established based on historical experience. Amounts billed for shipping and handling are recorded as revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk, and credit risk, revenues are recorded gross. If any of those criteria are not present, revenue and cost of sales are recorded net. The Company has recorded certain customer initiated transactions on a bill and hold basis and only recognizes revenue when all criterion of Staff Accounting Bulletin 104, “Revenue Recognition” have been met.

Comprehensive Income
The Company has no differences between net income and comprehensive income.

Index

Stock Compensation
The Company accounts for its stock option plans by measuring compensation cost using the intrinsic value based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, the Company’s net income and income per share would have decreased to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended
	September 30,
	2005	2004
Net income - as reported	$1,691	$1,402
Add:
Total compensation cost included in net income, net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(381)	(219)

Net income - pro forma	$1,310	$1,183

Basic income per share - as reported	$0.13	$0.10
Diluted income per share - as reported	$0.12	$0.10

Basic income per share - pro forma	$0.10	$0.09
Diluted income per share - pro forma	$0.09	$0.08

	Nine months ended September 30,
	2005	2004
Net income - as reported	$4,077	$3,344
Add:
Total compensation cost included in net income, net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(889)	(527)

Net income - pro forma	$3,188	$2,817

Basic income per share - as reported	$0.30	$0.25
Diluted income per share - as reported	$0.28	$0.23

Basic income per share - pro forma	$0.24	$0.21
Diluted income per share - pro forma	$0.22	$0.20

The fair value of each option grant is estimated for the purposes of these pro formas on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: expected volatility of 186% and 201%; risk-free interest rate of 3.93% and 3.41%; and expected lives of 5 years.

Index

Earnings Per Share
Earnings per share (“EPS”) is based on the weighted average number of shares outstanding during the period. Basic EPS excludes all dilution. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. Management is currently evaluating the specific impacts of adoption.

3.	Earnings Per Share

The Company has 45,000,000 common shares authorized as of September 30, 2005. The Company has granted options to purchase common shares to team members and directors of the Company. Certain options have a dilutive effect on the calculation of earnings per share. The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data).

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic earnings per share:

Net income	$1,691	$1,402	$4,077	$3,344

Weighted average shares outstanding	13,398	13,452	13,407	13,594

Basic earnings per share	$0.13	$0.10	$0.30	$0.25

Diluted earnings per share:

Net income	$1,691	$1,402	$4,077	$3,344

Weighted average shares outstanding	13,398	13,452	13,407	13,594
Stock options	929	812	933	835
Total common shares and dilutive securities	14,327	14,264	14,340	14,429

Diluted earnings per share	$0.12	$0.10	$0.28	$0.23

For the three and nine months ended September 30, 2005, 547,299 and 547,499 shares, respectively, were attributable to outstanding stock options that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive. For the three and nine months ended September 30, 2004, 1,374,198 and 1,574,198 shares, respectively, were attributable to outstanding stock options that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

Index

Liquidity
The Company believes that its existing available cash and cash equivalents, operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as principle payments of $1.5 million owed to the former shareholders of CPCS and up to the remaining balance of $2.7 million authorized in the Company’s stock repurchase program which will terminate in July 2006 unless renewed, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

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

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Notebook & PDA’s	$26,300	$16,495	$61,736	$55,547
Desktops & Servers	25,403	25,331	82,074	73,540
Software	26,099	27,175	67,819	65,499
Storage	12,339	9,976	35,750	31,519
NetComm	6,321	6,214	16,456	16,898
Printers	24,075	11,443	47,829	34,429
Monitors & Video	12,418	14,375	38,213	38,084
Memory & Processors	6,511	6,964	20,801	18,202
Accessories & Other	13,292	11,856	36,041	34,225

Substantially all of the Company’s net sales for the three and nine months ended September 30, 2005 and September 30, 2004 were made to customers located in the United States. All of the Company’s assets at September 30, 2005 and December 31, 2004 were located within the United States. The Company had one customer which represented over 10% of total sales for the three month period ended September 30, 2005. Net sales to this customer were $25.6 for the three months ended September 30, 2005.

6.	Related Party Disclosure

In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus certain real estate taxes, insurance and common area maintenance charges. For the three and nine months ended September 30, 2005 the Company paid Fana Auburn LLC $433,000 and $1.3 million, respectively, related to the lease. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate this lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration.

Index

7.	Share Repurchase Program

In July 2004, the Board of Directors authorized a share repurchase program under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program until July 2006. The Company is authorized to repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company has purchased and retired 78,800 shares of its common stock at a total cost of $314,000 (an average price of $3.99 per share) during the three month period ended September 30, 2005.

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

General

The Company's net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing and distribution costs, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Other expense represents interest expense, net of non-operating income.

Overview

Zones, Inc. is a direct marketing reseller of technology hardware, software and services. The Company procures and fulfills IT solutions to the small to medium business (between 50 and 1000 computer users), enterprise customers (greater than 1000 computer users) and public sector marketplaces (education and state and local governments). Relationships with small to medium sized businesses (“SMB”), large enterprise customers and public sector institutions represented 97.4% and 96.3% of total net sales during the three and nine months ending September 30, 2005, respectively. The remaining sales were from inbound customers, generally defined as consumers and small office/home office accounts purchasing primarily Mac platform products.

The Company reaches its customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model utilizing outbound account executives; customized web stores for corporate customers through ZonesConnect, a state of the art internet portal at www.zones.com; dedicated e-marketing; and direct marketing vehicles and catalogs for demand response opportunities and corporate branding.

Index

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices. The Company offers over 150,000 hardware, software, peripheral and accessory products and services for users of PC and Mac platform computers from over 2,000 manufacturers.

The management team regularly reviews the Company’s performance using a variety of financial and non-financial metrics including, but not limited to, net sales, gross margin, co-op advertising reimbursements, advertising expenses, personnel costs, productivity per team member, average order size, accounts receivable aging, inventory turnover, liquidity and cash resources.   Management compares these various metrics against goals and budgets and takes appropriate action to enhance Company performance.

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At September 30, 2005, the Company had 589 team members in its consolidated operations; 270 of whom were inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington.

Additional information is available free of charge on the Company’s website at www.zones.com/IR.

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the Securities and Exchange Commission on March 4, 2005, the Company included a discussion of the most significant accounting policies and estimates used in the preparation of its financial statements. There has been no material change in the policies and estimates used by the Company in the preparation of its financial statements since the filing of the most recent annual report.

Index

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	90.4	89.1	89.2	88.5
Gross profit	9.6	10.9	10.8	11.5
Selling, general and administrative expenses	6.6	7.8	7.9	8.5
Advertising expenses, net	1.1	1.3	1.2	1.4
Income from operations	1.9	1.8	1.7	1.6
Other expense	0.1	0.0	0.1	0.1
Income before income taxes	1.8	1.8	1.6	1.5
Provision for income taxes	0.7	0.7	0.6	0.6
Net income	1.1%	1.1%	1.0%	0.9%

Selected operating data:
Number of orders	97,000	104,000	295,000	317,000
Average order size	$1,586	$1,254	$1,407	$1,180
Sales force, end of period	270	281	270	281

Product Mix (% of Net Sales):
Notebook & PDA’s	17.2%	12.7%	15.2%	15.1%
Desktops & Servers	16.6	19.5	20.2	20.0
Software	17.1	20.9	16.7	17.8
Storage	8.1	7.7	8.8	8.6
NetComm	4.1	4.8	4.0	4.6
Printers	15.8	8.8	11.8	9.4
Monitors & Video	8.1	11.1	9.4	10.4
Memory & Processors	4.3	5.4	5.1	4.9
Accessories & Other	8.7	9.1	8.8	9.2

Comparison of Three Month Periods Ended September 30, 2005 and 2004

Net Sales. Consolidated net sales for the quarter ended September 30, 2005 increased 17.7% to $152.8 million compared to $129.8 million in the third quarter of 2004. The increase is primarily due to growth in sales to the Company’s enterprise customers, which increased 41.0% to $87.7 million from $62.2 million in the prior year. Included in the enterprise increase for the three months ended September 30, 2005 was a major customer IT rollout which increased sales by $25.6 million. These sales were for a second half of 2005 rollout and the Company does not believe it is indicative of future sales to this customer. The Company expects that from time to time there will be additional opportunities to be selected by enterprise customers to fulfill IT rollouts. Consolidated outbound sales (relationship based selling) to commercial and public sector customers increased 23.7% to $148.8 million in the third quarter of 2005 from $120.3 million in the third quarter of 2004. The Company’s focus is on the outbound sales customer who responds to a relationship based selling model. Sales by the Company’s inbound (demand response selling) departments declined to $4.0 million during the third quarter of 2005 compared to $9.5 million for the three months ended September 30, 2004, and declined as a percent of total sales to 2.6% from 7.3%.

Gross Profit. Consolidated gross profit increased to $14.6 million for the third quarter of 2005, compared to $14.3 million in the third quarter of 2004. Gross profit as a percentage of net sales decreased to 9.6% in the quarter ended September 30, 2005 compared to 10.9% in the third quarter of 2004. The decline is primarily due to the Company’s competitive cost concession for the enterprise net sales of $25.6 million to a major customer in support of a significant purchase of technology products. These sales were for a second half of 2005 rollout and the Company does not believe it is indicative of future sales to this customer. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to that of a company that includes its warehousing and distribution network costs as a cost of sales.

Index

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars decreased slightly to $10.1 million for the quarter ended September 30, 2005 compared to $10.2 million in the third quarter of 2004. As a percent of sales, SG&A was 6.6% for the quarter ended September 30, 2005 compared to 7.8% for the third quarter of 2004. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.
•
Salaries, wages and benefits decreased $183,000 during the third quarter 2005 compared to the third quarter of the prior year. The decline is primarily due to a decrease in the average salary per team member. This is offset by the Company’s total headcount increase of 3.2% to 589 team members at September 30, 2005 from 571 at September 30, 2004 primarily due to staffing the warehouse operations in the Bensenville facility.

•
Depreciation expense declined $111,000 for the three months ended September 30, 2005 compared to the same period of the prior year. The decline is due to the Company’s decision to reduce capital expenditures.

•
State tax expense increased by $271,000 for the third quarter 2005 compared to the same period of the prior year. The increase is primarily due to the Washington State Department of Revenue tax audit for the tax period January 2001 through March 2005.

•
For the period ending September 30, 2005 and 2004, warehousing and distribution network costs totaled $559,000 and $484,000 respectively. The year over year increase is primarily due to the Company’s integration of its warehouse operations to its Bensenville, IL facility from a third party partner.

•	Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising remained flat at $1.6 million in the three month period ended September 30, 2005, compared to the third quarter of 2004. Net cost of advertising costs will vary based on available vendor programs.
•	Gross advertising expense decreased to $1.7 million for the third quarter of 2005 compared to $1.8 million in the third quarter of 2004.
•
The Company’s gross advertising reimbursements decreased to $82,000 in third quarter of 2005 from $198,000 in the third quarter of 2004. The decline is primarily due to an increase in the percent of total reimbursements categorized as a reduction of cost of sales.

Interest Expense. Interest expense was $206,000 for the quarter ended September 30, 2005, compared to $93,000 in the third quarter of 2004. The Company’s use of its line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $179,000 and $60,000 for the three month periods ended September 30, 2005 and 2004, respectively. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $15,000 for the three months ended September 30, 2005 compared to $44,000 at September 30, 2004.

Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 2005 was $1.1 million compared to $889,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.4% for the quarter ended September 30, 2005, compared to 38.8% in the quarter ended September 30, 2004.

Index

Net Income. Net income for the quarter ended September 30, 2005 was $1.7 million compared to $1.4 million in the third quarter of 2004. Basic and diluted income per share was $0.13 and $0.12, respectively, for the three months ended September 30, 2005 compared to $0.10 and $0.10, respectively, for the quarter ended September 30, 2004.

Comparison of Nine Month Periods Ended September 30, 2005 and 2004

Net Sales. Consolidated net sales for the nine months ended September 30, 2005 increased 10.5% to $406.7 million compared to $367.9 million in 2004. The increase is primarily due to growth in sales to the Company’s enterprise customers, which increased 25.4% to $220.8 million from $176.0 million in the prior year. The Company has increased its penetration into existing enterprise customer accounts and, the Company’s enterprise business was impacted by a major customer during the three months ended September 30, 2005 which generated net sales of $25.6 million. These sales were for a second half of 2005 rollout and the Company does not believe it is indicative of future sales to this customer. The Company expects that from time to time there will be additional opportunities to be selected by enterprise customers to fulfill IT rollouts. Consolidated outbound sales (relationship based selling) to commercial and public sector customers increased 16.7% to $391.9 million in the first three quarters of 2005 from $335.9 million in 2004. Sales by the Company’s inbound (demand response selling) departments declined to $14.8 million during the first nine months of 2005 compared to $32.1 million for the nine months ended September 30, 2004, and declined as a percent of total sales to 3.7% from 8.7%. The Company has continued to reduce its focus on the inbound sales customer who are generally consumer and small office/home office accounts.

Gross Profit. Consolidated gross profit increased to $43.9 million for the nine months ended September 30, 2005, compared to $42.3 million in 2004. Gross profit as a percentage of net sales decreased to 10.8% in the nine months ended September 30, 2005 compared to 11.5% in 2004. The decline is primarily due to the Company’s competitive cost concession for the third quarter 2005 enterprise net sales of $25.6 million to a major customer in support of a significant purchase of technology products. These sales were for a second half of 2005 rollout and the Company does not believe it is indicative of future sales to this customer. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

SG&A Expenses. SG&A expense dollars increased to $32.2 million for the nine months ended September 30, 2005, compared to $31.4 million in the nine months ended September 30, 2004. As a percent of sales, SG&A was 7.9% for the nine months ended September 30, 2005 compared to 8.5% for the comparable period of 2004. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.
•
Salaries, wages and benefits increased $893,000 for the first nine months of 2005 compared to the same period of the prior year. The Company’s total headcount increased 3.2% to 589 team members at September 30, 2005 from 571 at September 30, 2004.

•
State taxes and licensing in the first nine months of 2005 increased $384,000 compared to the same period of the prior year. The increase is due to the Company’s tax audit with the Washington State Department of Revenue for the tax period January 2001 through March 2005, as well as increased net sales to customers in the state of Washington which, in turn, increased the amount of business and occupation tax expense.

•
Professional fees increased $243,000 for the first nine months of 2005 compared to the same period of the prior year. The increase is primarily due to increased consulting fees associated with outsourcing the Company’s request for proposal and bid process for the public sector. The Company anticipates that consulting fees will remain at current levels as it continues to outsource this function.

•	Depreciation expense decreased $373,000 for the nine months ended September 30, 2005 compared to the prior year period. The decline is due to the Company’s decision to reduce capital expenditures.
•
For the nine month periods ending September 30, 2005 and 2004, warehousing and distribution network costs totaled $1.6 million and $1.3 million, respectively. The year over year increase is primarily due to the Company’s integration of its warehouse operations to its Bensenville, IL facility from a third party partner.

•	Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Index

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising decreased to $4.7 million in the nine month period ended September 30, 2005 from $5.2 million in the comparable 2004 period. Net cost of advertising will vary based on available vendor programs.
•	Gross advertising expense decreased to $5.1 million for the first nine months of 2005 compared to $5.6 million in 2004.
•	The Company’s gross advertising reimbursements decline to $336,000 in the nine months ended 2005 from $399,000 in the comparable period of 2004.

Interest Expense. Interest expense was $367,000 for the nine months ended September 30, 2005 compared to $277,000 in the first nine months of 2004. The Company’s use of its working capital line to fund the expansion of accounts receivable and inventory incurred interest expense of $276,000 and $180,000 for the nine-month periods ended September 30, 2005 and 2004, respectively. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $65,000 for the nine months ended September 30, 2005 compared to $61,000 at September 30, 2004. The increase was primarily due to increased finance charges collected from certain customers.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2005 was $2.5 million compared to $2.1 million in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.4% for the nine months ended September 30, 2005, compared to 38.8% in the comparable period of 2004.

Net Income. Net income for the nine months ended September 30, 2005 was $4.1 million compared to $3.3 million in the first nine months of 2004. Basic and diluted income per share was $0.30 and $0.28, respectively, for the nine months ended September 30, 2005 compared to $0.25 and $0.23, respectively, for the nine months ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, the Company had total assets of $110.7 million, of which $101.8 million were current assets. At September 30, 2005 and December 31, 2004 the Company had cash and cash equivalents of $3.1 million and $6.5 million, respectively. The Company utilized its cash position to reduce the amounts due under its working capital line of credit. The Company’s working capital was $32.0 million and $27.0 million at September 30, 2005 and December 31, 2004, respectively.

Net cash used by operating activities was $2.3 million for the nine months ended September 30, 2005 compared to net cash provided by operating activities of $9.5 million for the nine months ended September 30, 2004. The primary factors that affected current year cash flow from operations were account and vendor receivables, accounts payable and inventory financing, and inventories. Account and vendor receivables increased $11.8 million. This is offset by the balance in accounts payable and inventory financing increase of $4.5 million. The accounts payable and inventory financing balance change is due to purchasing and payment cycles. Inventories increased $2.6 million. The Company’s inventory turnover increased to 31 days at September 30, 2005 from 26 at December 31, 2004. Included in inventory at September 30, 2005, was $1.4 million of inventories not available for sale at September 30, 2005 that represent inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

Net cash used in investing activities for the nine months ended September 30, 2005 was $1.1 million. Cash outlays for capital expenditures were $1.1 million and $1.7 million for the nine months ended September 30, 2005 and 2004, respectively. The 2005 capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies. The capital expenditures during the first nine months of 2004 were primarily for leasehold improvements for the Company’s new corporate headquarters, costs to transition the Company’s warehousing facility to its Bensenville, IL facility from a third party vendor and continued improvement, and other enhancements, of the Company’s information systems.

Index

The Company’s financing activities for the nine months ended September 30, 2005 included the payment of an amount due on the note payable issued in its acquisition of CPCS. The Company paid the former shareholders of CPCS $300,000 on March 15, 2005 and $771,932 on April 28, 2005. A payment to the former shareholders of CPCS of $200,000 is due on October 1, 2005.

The Company committed to a stock repurchase program in July of 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the twelve months ended June 30, 2005, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share). In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program, pursuant to which the Company may repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. For the three months ended September 30, 2005, the Company purchased and retired 78,800 shares of its common stock at a total cost of $314,000 (an average price of $3.99 per share).

At September 30, 2005, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory and can be utilized as both a working capital line of credit and an inventory financing facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory financing bear interest at a rate of Prime + 0.50%. The Company’s line of credit is characterized by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory financing does not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At September 30, 2005, the Company was compliant with all covenants of this facility. At September 30, 2005, there was $3.4 million of working capital advances outstanding and $8.9 million related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, 2005 operating cash flow and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as principle payments of $1.5 million owed to the former shareholders of CPCS and the remaining balance of $2.7 million authorized in the Company’s stock repurchase program which will terminate in July 2006 unless renewed, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

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

Index

No Assurance of Future Profitability. The Company’s sales and operating results are difficult to forecast, and several factors affecting sales and operating results are outside of the Company’s control, such as purchasing cycles of commercial and public sector customers, cost of compliance with new legal and regulatory requirements, the level of corporate investment in new IT-related capital equipment, the decision by IT equipment manufacturers to increase their direct sales, industry announcements of new products or upgrades, industry consolidation and general economic conditions. The Company has taken a number of steps to reduce fixed costs, such as reducing redundant headcount and obtaining a more favorable facilities lease. The Company intends to continue exploring additional means of cost reduction, but there is no assurance that the Company will be able to continue to identify or achieve additional cost savings or to maintain profitability going forward.

No Assurance as to Sales Levels. There is no assurance that the Company will be able to sustain its current sales levels. Sales may decline for any number of reasons, such as a renewed decline in corporate investment in IT-related equipment, increased competition, more manufacturers going direct, changes in customers’ buying habits, the loss of significant customers, changes in the selection of products available for resale by the Company, or general economic conditions. A decline in sales levels could adversely affect the Company’s business, financial condition, cash flows or results of operations.

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

Account Executive Hiring, Retention and Productivity. The Company intends to continue to recruit account executives. The Company hopes to hire approximately 15 to 25 new account executives each month through November 2005 subject to economic conditions. However, there are no assurances that the Company will be able to hire to these levels each month, recruit the quality individuals that it hopes to recruit and hire, or that the individuals hired will remain with the Company for an extended period of time, or that the Company will not lose existing account executives. The productivity of account executives has historically been closely correlated with tenure. Historically, the Company has experienced significant attrition in its sales force and in the past they have been the subject of aggressive hiring efforts by competitors. Even if the Company does retain its account executives, there are no assurances that they will become productive at historical levels. Additionally, the Company may open an additional call center in the Pacific Northwest subject to market conditions. There is no assurance that a new call center would attract qualified account executives, or that the Company will be able to remotely manage and retain the account executives.

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

Major Shareholder. Firoz H. Lalji, the Company’s Chairman and Chief Executive Officer, beneficially owns 51.5% of the outstanding shares of the Company’s common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 55.3% of the outstanding shares of the Company’s common stock. The voting power of these shares enables Mr. Lalji to significantly influence the Company’s affairs and the vote on corporate matters to be decided by the Company’s shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to the Company’s articles of incorporation or bylaws, which could adversely affect the trading price of the Company’s common stock. The Company’s certification as a Minority Business Enterprise is dependent on Mr. Lalji’s maintenance of voting control and a decrease in his level of voting power could have an adverse effect on the Company’s ability to retain certain customers or compete for certain opportunities.

Index

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

Competition. The computer products industry is highly competitive. The Company believes that the relationships with the customer, product selection and availability and price are the three most important competitive factors. The Company competes with other national direct marketers (“DMR”), including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and PC Mall, Inc. The Company also competes with product manufacturers, such as Apple, Dell, Hewlett Packard, IBM and Lenovo, which sell direct to end-users; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of the Company’s competitors compete principally on the basis of price and have lower costs than the Company. The Company believes that competition may intensify in the future due to market conditions and consolidation. In the future, the Company may face fewer, but larger or better-financed competitors. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that the Company will be able to compete effectively with existing competitors or new competitors that may enter the market, or that the Company’s business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

State Tax Uncertainties. The Company collects and remits sales and use taxes in states in which it has voluntarily registered and/or has a physical presence. Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents by DMRs. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. The Company cannot predict the level of contact, including electronic commerce and Internet activity that might give rise to future or past tax collection obligations based on that Supreme Court case. Many states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require the Company to collect sales taxes or similar taxes on sales into states in which it has no presence, and could potentially subject it to a liability for prior year sales, either of which could have a material adverse effect on the Company’s business, financial condition, and results of operations. Additionally, the Company is evaluating establishing sales tax nexus in the majority of the contiguous United States.

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

Index

Reliance on Distribution. The Company operates a warehouse and distribution center in Bensenville, IL. Any limitation or interruption of the service being provided could have a material adverse effect on the Company’s business, financial condition, cash flow or results of operations. The Company has decided to move its Henderson, NV warehouse to Seattle, WA during the fourth quarter of 2005. There are no assurances that transitioning the warehouse location would better support the Company’s customers on the West Coast, and any limitation or interruption of service could have an adverse effect on the Company’s business, financial condition, cash flow or results of operations. Additionally, certain distributors also participate in the Company’s logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit the Company’s ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Risk Associated with CPCS Merger. Effective April 1, 2005, the Company merged the operations of CPCS with Zones other wholly owned subsidiary, Zones Corporate Solutions, Inc. The Company believes the integration will create efficiencies that may decrease future operating costs. However, there are no assurances that the integration will reduce future costs below historical levels. In addition, there are risks associated with the resulting change which increase product and other costs, cause disruption of service or cause the potential loss of customers or team members, any of which could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Major Customer. From time to time, the Company has customers which represent more than 10% of total sales. For the three months ended September 30, 2005, one of the Company’s customers, State Farm, represented 16.8% of total sales. For the nine months ended September 30, 2005, and in the prior year, no one customer represented more than 10% of total sales. The loss of any major customer could have an adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Liquidity of Stock and NASDAQ National Market Listing. There is relatively limited trading of the Company’s stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of the Company’s stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if the Company’s stock were to be de-listed from The NASDAQ National Market. The Company has on two prior occasions received delisting notifications from The NASDAQ National Market relating to its $1.00 minimum bid price requirement. The NASDAQ National Market also imposes a requirement for continued listing that mandates the value of shares publicly held, excluding directors, officers and beneficial owners, exceeds certain minimums. Even though the Company has regained compliance with National Market listing requirements, a potential future delisting of the Company’s common stock could result in significantly reduced circulation of its common stock, reduced interest by investors in the common stock, adverse effects on the trading market, downward pressure on the price for and liquidity of the Company’s stock, and reduced ability to issue additional securities or to secure additional financing.

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

Index

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

The Company is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of internal controls over financial reporting and include an assertion in its annual report as to the effectiveness of the controls. Subsequently, its independent registered public accounting firm, Grant Thornton LLP, will be required to attest to whether the assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes the Company maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2007. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for Grant Thornton LLP to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

In July 2004, the Board of Directors authorized a share repurchase program under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program until July 2006. The Company is authorized to repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company has purchased and retired 78,800 shares of its common stock at a total cost of $314,000 (an average price of $3.99 per share) during the three month period ended September 30, 2005.

Index

The following table sets forth information on the Company’s common stock repurchase program for the quarter ended September 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
July1, 2005 through July 31, 2005	0	$-	0	$3,000,000
August 1, 2005 through August 31, 2005	78,800	$3.99	78,800	$2,685,280
September 1, 2005 through September 30, 2005	0	$-	0	$2,685,280

Index

Item 6.	Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Industrial Lease Agreement dated September 21, 2005 between Zones Inc. and the Trustees Under the Will and of the Estate of James Campbell, Deceased	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: November 9, 2005

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer