Form 10-K
period 2005-12-31
ZONES INC
filed 2006-02-24
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the Common Stock held by non-affiliates as of June 30, 2005 was approximately $26,125,813, based upon the last sales price per share of $4.05 as reported by the NASDAQ National Market.

The number of shares of the registrant's Common Stock outstanding as of February 20, 2005 was 13,303,189.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 27, 2006 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ZONES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2005

Part I

Item 1.	Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in the risk factors on pages 4 - 6 of this document. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, pressure on margins, reliance on vendor support and relationships, state tax uncertainties, the industry’s rapid technological change and the Company’s exposure to inventory obsolescence. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

General

Zones, Inc. (the “Company”) is a single-source direct marketing reseller of name-brand information technology products to the small- to medium-sized business market, large and public sector accounts. Zones sells products through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers, including 3Com, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

Incorporated in 1988, Zones, Inc. is headquartered in Auburn, Washington. Buying information is available at http://www.zones.com or by calling 800-258-2088. The Company’s investor relations information can be accessed online at www.zones.com/IR.

Industry Background

The Company believes that the direct marketing reseller (“DMR”) channel has reached a level where customers have selected their vendor of choice to purchase, from either direct through DMRs or indirect through value added resellers (“VAR”). The industry growth recorded in 2005 was driven by unit volume. Average selling prices declined and top line growth was based on selling more units at a lower price. Also, 2005 was a year marked by refresh cycles, as there were no significant technology changes in the market that would spur increased purchasing.

Future growth will be predicated on increased corporate profit levels which will lead to an investment in new technology. The Company believes the 2006 corporate profit percentage rate of growth will be in the mid-single digit range. Generally, the Company believes that the DMR channel will grow in 2006 at market rate, with its core business to the SMB expected to outpace the market. To exceed the market rate of growth overall, companies must take market share from both direct and indirect competitors.

Customers make their information technology (“IT”) purchasing decisions primarily on service offerings, product selection, availability, convenience and price. DMRs offer a broad product and service selection, purchasing convenience and fast delivery. The DMR channel serves a fragmented market whose projected annual sales are in the multi-billions of dollars. DMRs are characterized by a low-cost structure driven by few fixed costs, rapid inventory turns, a centralized sales force and highly automated internal processes, specifically including the use of the Internet and electronic data interchange (“EDI”) links with major vendors and customers to streamline operations. The Company’s strategy as a solution provider emphasizes a fulfillment model that integrates the procurement and resale of technology and related accessory product lines, and is supported by sales specialists, with value-added configuration and logistics services.

The Company believes that a customer’s decision is based on the level of service they expect in relation to what they are willing to pay. The DMRs have evaluated other indirect providers in the industry to determine which added services will differentiate DMRs to gain market share from manufacturers selling direct and from other VARs. The Company continuously works with its vendor partners to be aware of and to capitalize on new product announcements. In particular, the Company is focused on the shift by commercial customers to mobile technology and the need for additional storage and security, as well as the anticipated introduction of new software solutions.

Risk Factors

There are a number of important factors that could our actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which we may or may not yet be aware.

No Assurance of Future Profitability. Our operating results are difficult to forecast, and external factors affecting sales and operating results are:
•	purchasing cycles of commercial and public sector customers;
•	the level of corporate investment in new IT-related capital equipment;
•	industry announcements of new products or upgrades;
•	industry consolidation;
•	cost of compliance with new legal and regulatory requirements; and
•	general economic conditions.
We have taken a number of steps to reduce fixed costs, such as reducing redundant headcount. We intend to continue exploring additional means of cost reduction, but there is no assurance that we will be able to continue to identify or achieve additional cost savings or to maintain profitability going forward.

No Assurance as to Sales Levels. There is no assurance that we will sustain our current sales levels. Sales may decline for any number of reasons, such as:
•	a decline in corporate profits leading to a change in corporate investment in IT-related equipment;
•	increased competition;
•	more manufacturers going direct;
•	changes in customers’ buying habits;
•	the loss of significant customers;
•	changes in the selection of products available for resale; or
•	general economic conditions.
A decline in sales levels could adversely affect our business, financial condition, cash flows or results of operations.

Pressure on Margins. There is intense price competition and pressure on profit margins in the computer products industry. An increasing number of manufacturers are providing their products direct to customers. Various other factors also may create downward pressure on our gross margins, such as shifts in vendor programs and an increasing proportion of sales to enterprise, public sector or other competitive bid accounts on which margins could be lower. If we are unable to maintain or improve gross margins in the future, this could have an adverse effect on our business, financial condition, or results of operations.

Account Executive Hiring, Retention and Productivity. We intend to continue to recruit account executives. We ended 2005 with 250 account executives compared to 281 in 2004. The reduction was due to a qualitative review of our account executives. Currently, we hope to hire approximately 100 new account executives during 2006 for our Portland, Oregon call center and continue hiring for the Auburn headquarters. However, there are no assurances that we will be able to hire to these levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives. The productivity of account executives has historically been closely correlated with tenure. Even if we do retain our account executives, there are no assurances that they will become productive at historical levels. Additionally, there are no assurances that our new Portland, Oregon call center will attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Vendor Support. We have a variety of relationships with our vendors that in the past have contributed significantly to profit margins. For example, certain product manufacturers and distributors provide us with incentives in the form of rebates, volume incentive rebates, cash discounts and trade allowances. In addition, many of our vendors provide us with cooperative advertising funds, which reimburse us for expenses associated with specific forms of advertising. Industry-wide, manufacturers, distributors and vendors have been reducing these incentives and curtailing these programs. If these forms of vendor support decline further, or if we are otherwise unable to take advantage of continuing vendor support programs, or if we fail to manage the complexity of these programs, our business, financial condition, cash flows or results of operations could be adversely affected.

Major Shareholder. Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns 52.0% of the outstanding shares of Zones common stock, excluding shares that he may acquire upon exercise of stock options that he holds. If Mr. Lalji exercises all options and retains the shares of common stock issued to him upon such exercise, his collective ownership would increase to 55.7% of the outstanding shares of Zones common stock. The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock. Our certification as a Minority Business Enterprise is dependent on Mr. Lalji’s maintenance of voting control, and a decrease in his level of voting power could have an adverse effect on our ability to retain certain customers or compete for certain opportunities.

Competition. The computer products industry is highly competitive. We believe that the relationships with the customer, prices, service offerings, and product selection and availability are the most important competitive factors. We compete with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and PC Mall, Inc. We also compete with product manufacturers, such as Apple, Dell, Hewlett-Packard, IBM and Lenovo that sell direct to end-users; specialty computer retailers; computer and general merchandise superstores; and consumer electronic and office supply stores. Many of our competitors compete principally on the basis of price and have lower costs. We believe that competition may intensify in the future due to market conditions and consolidation. In the future, we may face fewer, but larger or better-financed competitors. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that we will be able to compete effectively with existing competitors or new competitors that may enter the market, or that our business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

Rapid Technological Change and Inventory Obsolescence. The computer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements. To satisfy customer demand and obtain greater purchase discounts, we may be required to carry significant inventory levels of certain products, which subject us to increased risk of inventory obsolescence. We participate in first-to-market and end-of-life-cycle purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges, and there can be no assurance that we will be able to avoid losses related to such products. Within the industry, vendors are becoming increasingly restrictive in guaranteeing return privileges. While we seek to reduce our inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that we will be able to avoid losses related to obsolete inventory.

Reliance on Vendor Relationships. We acquire products directly from manufacturers, such as Hewlett-Packard, IBM and Lenovo, as well as from distributors such as Ingram Micro, Synnex, Tech Data and others. Certain hardware manufacturers limit the number of product units available to DMRs. Substantially, all of our contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of our relationships with our vendors could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees specific to the increased disclosure requirements and the need to comply with new corporate governance requirements have increased under the Sarbanes-Oxley Act as well as SEC regulations and new NASDAQ rules. Additionally, independent registered public accounting firm audit fees have significantly increased and are expected to increase even more as requirements associated with corporate governance and internal controls become effective. These increasing costs may affect our business, financial condition, cash flows or results of operations.

State Tax Uncertainties. We collect and remit sales and use taxes in states in which we have voluntarily registered and/or has a physical presence. Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents by DMRs. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. We cannot predict the level of contact, including electronic commerce and Internet activity that might give rise to future or past tax collection obligations based on that Supreme Court case. Many states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require us to collect sales taxes or similar taxes on sales in states in which hawse have no presence and could potentially subject us to a liability for prior year sales, either of which could have a material adverse effect on our business, financial condition, and results of operations.

Reliance on Distribution. We operate warehouse and distribution centers in Bensenville, Illinois and now in Seattle, Washington. During the fourth quarter of 2005, we moved our Henderson, Nevada warehouse to Seattle, Washington. There are no assurances that transitioning the warehouse location will better support our customers on the West Coast or will be a suitable replacement for the Bensenville, Illinois facility in case of disruption. Additionally, certain distributors also participate in our logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit our ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Dependence on Key Personnel. Our future success will depend to a significant extent upon its ability to attract, train and retain skilled personnel. Although our success will depend on personnel in all areas of our business, there are certain individuals that play a key role within the organization. Loss of any of these individuals could have an adverse effect on our business, financial condition, cash flows or results of operations.

Liquidity of Stock and NASDAQ National Market Listing. There is relatively limited trading of our stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if our stock were to be delisted from the NASDAQ National Market. The NASDAQ National Market also imposes a requirement for continued listing that mandates that the value of shares publicly held, excluding those held by directors, officers and beneficial owners, exceed certain minimums. A potential future delisting of our common stock could result in significantly reduced circulation of our common stock, more limited press coverage, reduced interest by investors in the common stock, adverse effects on the trading market, price for and liquidity of our stock, and reduced ability to issue additional securities or to secure additional financing.

Major Customer. From time to time we have customers that represent more than 10% of total sales. For the years ended December 31, 2005 and 2004, there were no customers that individually represented more than 10% of total net sales.

Potential Disruption of Business From Information Systems Failure. Our operations are dependent on the reliability of information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption of our information systems, Internet or telecommunication systems could have a material adverse effect on our business, financial condition cash flows or results of operations.

The Business

The Company’s business is the procurement and fulfillment of IT solutions to the SMB, enterprise customer and public sector marketplace. Relationships with commercial and public sector institutions represented 96.5% of net sales in 2005. The remaining revenue was primarily yielded from inbound consumers and small office/home office accounts. Substantially, all of the Company’s business is done in the United States of America.

The Company’s core business is focused on the commercial and public sector markets within the United States. This is a large, addressable market of companies primarily served by a highly fragmented VAR community. The Company believes that the small customer, meaning those businesses with 50 to 100 computer users, is characterized by a transactional business, in contrast to the medium-sized customer, meaning those businesses with 100 to 1000 computer users, which is relationship-driven with more frequent transactions. The small and medium-sized business customers have a high adoption rate for IT solutions and prefer a single source provider to handle their procurement from end to end. Enterprise customers generally are defined as customers within the Fortune 2000, with over 1000 computer users, and demand a much higher level of customer service. The public sector market is made up of three primary customer types: state and local government, federal government and education. These sectors require special pricing and participation in bid processes.

As a value-add-on to its customers, the Company offers asset tagging, configuration and other third-party services, and also maintains integration of customers’ business needs and processes through ZonesConnect, the Company’s robust, automated Web-based procurement system.

The Business Strategy

The Company acquires and develops ongoing relationships with commercial and public sector accounts primarily through dedicated teams of outbound account executives (“AE”). Although outbound telemarketing is the Company’s primary customer contact, it also reaches customers through an integrated marketing and merchandising strategy that utilizes e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, and customized Web stores for its commercial customers through ZonesConnect.

The Company’s support departments, such as Marketing and Merchandising, have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the distinct priorities set for each sales department.

The Company believes that its ability to grow in 2006 will depend on the continuation of growth in corporate IT spending as well as increases in market share and the depth of IT spending generated from existing customers. The Company believes that IT spending continues to be a function of growth in corporate profits, coupled with businesses perception of future economic growth. The Company’s business model relies on building and maintaining relationships with its customers to provide solutions to solve its customers’ needs.

The Company strives to offer exemplary customer service in each transaction, which it defines as Five Star Service. Five Star Service is founded on these principles: Exceeding expectations, providing outstanding customer service, performing flawless execution, demonstrating the highest level of personal integrity, and placing the customer first. The Company offers the most competitive value based on:

•	Price. Zones offers competitive pricing to its customers.
•	Availability. With more than 150,000 products available from more than 2,000 vendors, Zones strives to deliver the products its customers need.
•
Information. The technology industry is constantly changing with new and upgraded products and services, so Zones Account Executives receive continuous training throughout their careers. This allows them to serve as a knowledgeable extension of each customer's team.

•	Fulfillment. Zones strives to deliver every order complete and on time.
•
Service. Zones offers a breadth of services and sales specialists to support the customer IT relationship. For example, the Company’s customized online order management system, ZonesConnect, helps its customers reduce administrative costs and streamline the purchasing process. With additional services such as asset tagging, imaging, and product upgrades, Zones is a proactive business partner throughout the sales cycle.

The specific areas of concentration to realize growth in the Company’s share of the IT-procurement market are:

Call Center Expansion. To drive market share growth, the Company has established an additional sales call center in Portland, Oregon. The Company hopes to hire as many as 100 new AEs in Portland by the end of 2006. The Company’s hiring efforts in Portland will not diminish its recruiting and training initiatives dedicated to adding AEs at its Auburn location.

AE Hiring, Training and Development. The Company continually seeks to attract, retain and motivate high-quality personnel. Management focuses on training and coaching AEs on best practices, product knowledge, and how to access supportive collateral on the available marketing and merchandising programs and promotions. The Company focuses on its relationship-based model, in which its AEs develop long-term relationships with customers through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping.

Expansion of Customer Base. Relationships built with the Company’s commercial and public sector accounts represent future growth opportunities. The Company continues to refine its lead generation programs and processes to increase and accelerate customer acquisition. During 2006, the Company intends to focus on a customer management program to better understand the purchasing patterns and products of each individual customer. The Company believes this will increase operation efficiencies in the selling process and minimize loss of revenues during an account transition from one AE to another. The Company intends to explore opportunities for introduction of sales verticals that would create expertise in certain industry segments and product lines.

Product Breadth and Depth. The Company depends upon relationships with key vendors for opportunistic product purchases to enhance margins. Through a strategic mix of products and vendors, the Company offers its customers a broad selection at competitive pricing. The Company generally stocks 20% of its product offerings, which represent 80% of its total revenue, in its warehousing facilities. The remaining items are offered to the Company’s customers through its virtual warehousing partnerships with key distributors and vendors via electronic data interchange (“EDI”). The Company uses its warehouse and EDI partners to fulfill its customers’ needs with broad product availability. The Company places individual orders directly with its EDI partners, who then assemble these orders and ship them directly to the Company’s customers.

Services. The Company offers custom configuration services, such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems. These services are performed at the Company’s distribution centers. Custom configuration services benefit customers by reducing the cost and time necessary to deploy new products into their existing technology environments.

Sales and Marketing

The Company reaches customers through an integrated marketing and merchandising strategy designed to attract customers through dedicated e-marketing and direct marketing vehicles, catalogs for demand-response opportunities and corporate branding, and customized Web stores for corporate customers through its ZonesConnect service. Throughout the year, marketing refines the characteristics of the Company’s target customers in each market and creates specific marketing collateral to reach that audience.

Outbound Telemarketing. As of December 31, 2005, the Company had a staff of 241 AEs who actively pursued sales to commercial accounts and public sector institutions by establishing one-to-one relationships through outbound telemarketing. The primary targets for AEs in the SMB department are the small to medium-sized business customers, while enterprise customer AEs focus on companies within the Fortune 2000. These commissioned AEs develop long-term relationships with their accounts through frequent telephone contact, knowledgeable technical advice, individual attention, quality service, and convenient one-stop shopping.

Inbound Sales. The Company believes it has well-trained and knowledgeable inbound telemarketing representatives. The Company offers toll-free numbers for inbound sales that are staffed seven days a week. The Company’s inbound telephone sales personnel are also available to assist online customers.

Extranet Commerce. The Company offers no-fee dedicated Web stores for its customers through ZonesConnect. These dedicated sites provide the customer with various benefits, including secure online purchasing, license trackers, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities, and historical purchase information. In addition, the Company often provides more customized extranet sites for larger customers with specific online procurement needs.

Internet Commerce. The Company’s electronic commerce sites on the Internet, Zones.com and MacZone.com, provide a sales channel to both supplement and enhance our person-to-person sales model and to provide customers detailed product information and the convenience of online purchasing. The Company drives traffic to these sites by featuring the Internet address throughout its direct-mail vehicles and on the Company’s promotional communications and advertising. The Company also utilizes marketing through e-catalogs, as well as online price promotions and affiliations.

Direct Mail. The Company markets products through targeted mailings of direct-mail vehicles, such as catalogs, product inserts and targeted customer mailings. The Company utilizes its direct mail vehicles as part of a customer acquisition and retention strategy, as well as a direct marketing tool and branding vehicle to drive significant traffic to its online sites, Zones.com and MacZone.com, as well as to the sales force. The Company uses cooperative advertising funds, which are proof of performance expense reimbursements, to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of this type of funding available from the Company’s vendors has generally declined both in dollars and as a percentage of sales over the last several years. Net advertising costs may continue to fluctuate or rise in the future as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

Products and Merchandising

The Company offers customers access to more than 150,000 hardware, software, peripheral and accessory products and services for users of Windows-based and Mac computers from over 2,000 manufacturers through the Company's catalogs, electronic commerce sites and sales force.

Computers and Servers. The Company offers a large selection of desktop, laptop and tablet PC systems and servers from leading manufacturers, such as Acer, Apple, Dell, Gateway, Hewlett-Packard, Intel, Fujitsu, IBM, Lenovo, Panasonic, Sony and Toshiba.

Peripherals and Accessories. The Company carries a full line of peripheral products such as printers, monitors, keyboards, handhelds (PDAs), memory, storage devices, modems, projectors, scanners and digital cameras, as well as various accessories and printing supplies such as toner cartridges, storage media and cables. Brands offered by the Company include APC, Apple, ATI, Belkin, Canon, Edge, Epson, Hewlett-Packard, InFocus, Iomega, Kingston, Kodak, Fuji, Lexmark, Logitech, LG, NEC-Mitsubishi, Nikon, Okidata, palmOne, Planar, Samsung, Sony, Targus, ViewSonic, and Xerox.

Networking and Storage. The Company provides networking and network storage products such as switches, hubs, routers, cabling, firewalls, Voice over IP (VOIP), wireless devices, tape and disk backup, and SAN and NAS solutions. Brands offered by the Company include 3Com, ADIC, Apple, Avocent, Belkin, Cisco, D-Link, EMC, Emulex, Exabyte, Hewlett-Packard, Hitachi Data Systems, IBM, Intel, Iomega, La Cie, Linksys, Netgear, Nortel Networks, Overland Storage, Qlogic, Quantum, Seagate, SonicWALL, Sony, Western Digital, among others.

Software. The Company sells a wide variety of packaged software and licensing programs in business, personal productivity, connectivity, utility, language, educational, entertainment and other categories. The Company offers products from larger, well-known manufacturers, as well as numerous specialty products from new and emerging software development companies. Brands offered by the Company include Adobe, Citrix, Computer Associates, Corel, IBM, Microsoft, Novell, Symantec, Quark and VMware, among others.

The Company is a Microsoft Certified Large Account Reseller, and, as such, can offer its large customers multiple methods of purchasing Microsoft software. This enables the Company to sell Select and Enterprise Agreement contracts to its customers. These software licensing agreements are designed for medium- to large-sized commercial and academic customers.

The Company’s category merchandising group determines the manufacturers’ products that will be featured in its Internet, catalog and internal ERP offerings and negotiates the terms and conditions of product coverage. The merchandising department reviews product availability and determines stocking strategy, as well as reviewing its managed stock keeping units (“SKU”), which ensures that the Company is offering differentiating programs and competitive pricing. Each managed SKU also has component and add-on information to assist the AE in the selling process. Zones’ merchants have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set by each sales department. The merchandising group negotiates with manufacturers and distributors to provide the Company with incentives in the form of rebates, discounts and trade allowances.

Purchasing

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices. The Company’s purchasing team works to develop and maintain relationships with a broad base of reliable, high-quality suppliers. The team works to obtain the lowest overall acquisition cost in an effort to enable the Company to provide competitive pricing to its customers while maximizing its margins.

The Company acquires products directly from manufacturers such as Apple, Hewlett-Packard, IBM and Lenovo, as well as through distributors such as Ingram Micro, Synnex and Tech Data, among others. In 2005, the Company purchased approximately 62.6% of its merchandise from distributors, a decrease from 71.7% in 2004. The Company believes that its overall sourcing strategy enables it to take advantage of significant special offers, discounts and supplier reimbursements, while also minimizing inventory costs. The Company believes it has excellent relationships with its suppliers and attempts to take advantage of all appropriate discounts.

The Company utilizes a blend of stocking and drop-ship procurement in executing its inventory management strategy. The Company generally stocks products that represent up to 80% of total revenue, including high-velocity and strategic products purchases. The remaining products are provided to the Company’s customers primarily through virtual warehousing partnerships with key distributors and manufacturers. Through these relationships, the Company is able to offer a broad selection of products and provide prompt, cost-efficient fulfillment with minimal inventory exposure. This virtual fulfillment model is facilitated through industry-standard EDI linkages with suppliers. All associated transactions are managed through and integrated within the Company’s ERP system, which lowers administrative overhead.

At December 31, 2005, the Company maintained an investment in inventory of $19.7 million, which turned an average of 26 times in 2005. This compares to an investment in inventory of $17.4 million at December 31, 2004, which turned an average of 29 times during 2004. The Company’s investment in inventory grew at December 31, 2005 due to on-hand customer-specific inventory as well as inventory supported by binding purchase orders.

Order Fulfillment and Distribution

The Company distributes products virtually through its EDI arrangement with its vendors, as well as through its warehouses in Bensenville, Illinois and Seattle, Washington.

The Company provides and operates a full-service warehouse and distribution center in Bensenville, Illinois to support its nationwide customer base and a customized fulfillment center in Seattle, Washington to specifically support the Company’s West Coast customers. The warehouse personnel utilize the Company’s systems, policies and procedures to receive, record and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested by the Company. The Company also uses its warehouse facilities to house special buys, constrained product and other high velocity product. The Bensenville, Illinois warehouse is responsible for the returned merchandise that will be returned to vendor, returned to general inventory, repaired or liquidated. Returns are at the Company’s discretion and the Company maintained an allowance for sales returns during 2005 and 2004 of $108,000 and $75,000, respectively. The Company’s return policy allows for customer returns in certain cases. Its returns as a percentage of gross sales increased slightly to 2.2% in 2005 compared to 2.1% in 2004. Product returns are closely monitored to identify trends in product offerings, to enhance customer satisfaction and to reduce overall returns.

Orders received by the Company are electronically transmitted on a dedicated data line to its distribution centers, where a packing slip is printed out for order fulfillment, and inventory availability is then automatically updated on all of the Company’s information systems. All inventory items are barcoded and located in designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted for items in stock by 8:00 p.m. Eastern Time can generally be delivered overnight. Upon request, orders may also be shipped for Saturday delivery or by ground service or other overnight delivery services.

Technical Support and Customer Service

The Company maintains a staff of dedicated technical support personnel who provide pre- and post-sale technical support both for Zones account managers and its customers.  In addition to a broad base of A+ certifications, the team also maintains a number of distinguished manufacturer certifications, including Cisco CCNA, VMware VCP, Microsoft MCSE, APC Gold, LANDesk, Citrix CCA, and several other hardware-specific technical certifications.

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

The Company also employs a staff of dedicated customer service representatives who respond to and facilitate inquiries regarding order status and related matters, shipment tracking, billing issues and return requests. These services are provided via toll-free telephone support, as well as online tools that allow customers to self-serve routine inquiries. The Company believes the employment of these comprehensive support options improves the quality of its recommended technology solutions, reduces product returns, increases customer satisfaction and encourages repeat business.

Systems

The Company continues to commit significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of its business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. During 2005, the Company continued to develop and enhance its sales interface for order entry. The Company’s graphical user interface ties all of the core systems together to give the AEs a common view of customers, products, inventory, and orders to streamline order processing as well as reduce the training time for new AEs. The Company is continually examining technological advances to increase the productivity of its team members.

Marketing

The Company maintains a proprietary database containing approximately 35,000 customer records and has built a prospecting database of more than 150,000 commercial leads. In the commercial market, the Company attracts new customers by providing qualified leads to outbound account executives, warming the leads with catalogs and direct-mail, and building relationships through outbound telephone calls. Retention of customers and account development is supported by catalog, direct mail and e-marketing. Catalog circulation is based on customer records, prospective customer inquirers, and mailing lists obtained from list brokers, product manufacturers, trade magazine publishers, association memberships and other sources. The Company regularly analyzes and updates its database and other available information to keep data current and to enhance customer response and order rates. The Company tracks the buying patterns of its customers in an attempt to anticipate customers’ needs and generate additional product orders. The Company believes that by selectively targeting its print media and e-vehicles to specific groups of customers with known product affinities and purchasing characteristics, it will be able to increase order rates by customers. The Company’s database-marketing capabilities allow it to promote products and offers from key manufacturers with strong target customers. The Company believes these efforts assist it in promoting and preserving positive relationships with manufacturers, as well as proactively presenting customers relevant offers.

Team Members

At December 31, 2005, the Company had 577 team members: 250 in the sales force, 36 in its warehousing and distribution, and 291 team members in its administrative overhead departments. The Company considers its employee relations to be good. The Company has never had a work stoppage and does not believe that any team members are represented by a labor organization. The Company emphasizes the recruiting and training of high-quality personnel and strives to promote people to positions of increased responsibility from within the Company.

Sales Team Education

The Company provides a balanced training program consisting of classroom and practical on-the-job learning within an outbound sales environment. Zones New Hire Development takes an integrated approach in developing the new hires’ skills for acquiring and developing customers using a relationship-building sales methodology. AEs learn to utilize various internal and external systems and receive hardware and software product education.

Mission & Values

The Company is dedicated to creating a learning organization of empowered individuals to serve its customers with integrity, commitment and passion. It strives to achieve this by stimulating a positive and collaborative workplace environment, delivering high-speed and quality service to its customers, and adapting to external changes with flexibility, innovation and leading-edge technology.

Seasonality

Sales to the Company’s commercial customers have not historically experienced significant seasonality throughout the year. In contrast, sales to the public sector market are historically higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to public sector customer’s increase as a percentage of overall sales, the Company as a whole may experience increased seasonality in future periods.

Trademarks

The Company conducts its business in the United States primarily under the service marks Zones® and The Mac Zone® both of which are registered with the United States Patent and Trademark Office. The Company believes that these and its other marks have significant value and are an important factor in the marketing of its products.

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

Available Information

The Company makes available free of charge on its website, at www.zones.com/IR, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

Additionally, all materials that the Company files with the SEC can be viewed and copied at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington DC 20549, or via the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330.

The Company’s Audit Committee Charter, Compensation Committee Charter and Nominating and Governance Committee Charter are also available on its website or upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Zones, Inc. Investor Relations, 1102 15th Street SW, Suite 102, Auburn, WA 98001-6509.

Item 2.	Properties

The Company currently leases approximately 106,000 square feet of space for its corporate headquarters, including its telemarketing operations, in Auburn, Washington, approximately 27,000 square feet of space for its fulfillment warehouse facility in Seattle, Washington, approximately 70,000 square feet of space for the logistics warehouse in Bensenville, Illinois, and approximately 23,000 and 200 square feet of space for telemarketing sales offices in Portland, Oregon and Kansas City, Missouri, respectively.

Item 3.	Legal Proceedings

From time to time, the Company is party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business. The Company currently believes that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4a.	Executive Officers of the Registrant

Firoz H. Lalji, age 59, has served as the Company’s President and Chief Executive Officer since May of 1998 and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990. Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company. From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated more than 140 camera specialty stores in eight western states.

Ronald P. McFadden, age 49, has served as Senior Vice President and Chief Financial Officer since May 2000. Prior to this position Mr. McFadden was the Company’s Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer for Kits Cameras, Inc. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

Anwar Jiwani, age 51, has served as Senior Vice President and Chief Information Officer since April 1999. Prior to this Mr. Jiwani served for 23 years with The Royal Bank of Canada.

P. Sean Hobday, age 36, was appointed Executive Vice President of Sales for Zones, Inc. in February 2005. Prior to this, Mr. Hobday served as President of Zones Corporate Solutions, a wholly owned subsidiary of the Company, since September 2003. Prior to that, Mr. Hobday was Vice President of Enterprise Sales for the Company since September 2001. From March 2000 to September 2001, Mr. Hobday served as Director of Client Development for the Company. From February 1999 to March 2000, Mr. Hobday served as Account Executive for the Company. From 1996 to 1998, Mr. Hobday served as Managing Director of Blue Ice Leisure in Sydney, Australia, an Austral-Asian division of First Team Sports.

Christina Corley, age 38, was appointed Executive Vice President of Purchasing and Operations for Zones, Inc. in February 2005. Prior to this Ms. Corley served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of the Company, since March 2003. Prior to the acquisition of CPCS by the Company, Ms. Corley was Chief Executive Officer and President of CPCS from 1999 to 2003. From 1996 to 1999, Ms. Corley served as Vice President of Sales and Marketing for VisionTek Corporation. From 1994 to 1996, Ms. Corley served as the General Manager for the Midwest Division of Dataflex Corporation.

Part II

Item 5.    Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is quoted on the NASDAQ National Market under the symbol ZONS. The following table sets forth the range of high and low sales prices for the Common Stock as reported by the NASDAQ National Market.

	Year ended December 31,
	2005		2004
	High	Low	High	Low
First quarter	$6.55	$3.18	$4.25	$1.50
Second quarter	4.15	2.90	3.50	2.34
Third quarter	4.48	3.70	3.35	2.45
Fourth quarter	5.50	4.03	7.40	2.61

As of the March 8, 2006 record date, the Company had approximately 5,700 beneficial holders of record of its Common Stock. The Company has never paid, and has no present plans to pay, a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the expansion of its business.

Securities authorized for issuance under equity compensation plans are incorporated by reference from the Proxy Statement for the Company’s 2005 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information.”

In July 2004, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock in either open market or private transactions at then prevailing market prices. Under this repurchase program, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program until July 2006. The Company is authorized to repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company has purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share) during the six-month period ended December 31, 2005.

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. The Company now has a $3.0 million remaining balance in its current repurchase program. The Company anticipates the use of the remaining balance by the termination of the program in February of 2007. The following table represents the Company’s common stock repurchased and retired during the fourth quarter of 2005.

The following table sets forth information on the Company’s common stock repurchase program for the quarter ended December 31, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
October 1, 2005 through October 31, 2005	46,500	$4.83	46,500	$2,460,555
November 1, 2005 through November 30, 2005	97,500	$5.07	97,500	$1,966,701
December 1, 2005 through December 31, 2005	0	$-	0	$1,966,701

Item 6.	Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries. The balance sheet data at December 31, 2005 and 2004 and the statement of operations data for the years ended December 31, 2005, 2004 and 2003 have been derived from the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data for the years ended December 31, 2003, 2002 and 2001 and the statement of operations data for the years ended December 31, 2002 and 2001 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K.

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2005	2004	2003[2]	2002	2001
	(In thousands, except per share data and operating data)
Statement of Operations Data:
Net sales	$566,553	$495,563	$460,772	$414,643	$541,075
Cost of sales	505,997	438,426	410,078	371,725	487,450
Gross profit	60,556	57,137	50,694	42,918	53,625
Selling, general and administrative expenses	43,618	42,284	43,252	40,294	51,460
Advertising expense	6,618	7,082	6,597	1,354	2,525
State tax (benefit) expense[1,3]			(2,103)	2,145
Income (loss) from operations	10,320	7,771	2,948	(875)	(360)
Other (income) expense, net	503	314	379	(58)	(26)
Income (loss) before income taxes	9,817	7,457	2,569	(817)	(334)
Provision (benefit) from income taxes	3,766	2,805	1,001	(302)	(149)
Net income (loss)	$6,051	$4,652	$1,568	$(515)	$(185)

Basic income (loss) per share	$0.45	$0.34	$0.11	$(0.04)	$(0.01)

Weighted average shares used in computation of basic income (loss) per share	13,382	13,549	13,644	13,587	13,488

Diluted income (loss) per share	$0.42	$0.32	$0.11	$(0.04)	$(0.01)

Weighted average shares used in computation of diluted income (loss) per share	14,527	14,469	13,739	13,587	13,488

Balance Sheet Data:
Working capital	$33,398	$27,024	$20,884	$20,587	$18,908
Total assets	117,354	102,144	92,885	79,952	80,001
Interest bearing short-term debt	11,972	7,372	8,683	226	1,412
Long-term debt, net of current portion	21	1,307	1,667		226
Total shareholders’ equity	$41,317	$36,551	$32,701	$31,097	$31,558

Selected Operating Data (unaudited):
Number of shipments	398,437	421,836	473,098	506,877	611,002
Average order size [4]	$1,455	$1,195	$982	$821	$896
Sales force, end of period	250	281	234	239	266

[1] During the fourth quarter of 2003, the Company reached final resolution and settled with the Washington State Department of Revenue regarding the tax years 1996 through 1999. The Company recorded a benefit for this resolution of $2.1 million.

2 On March 31, 2003, the Company acquired Corporate PC Source, Inc. pursuant to a Stock Purchase Agreement. Corporate PC Source’s results of operations are included in the Company’s consolidated financial statements for the periods after the date of acquisition.

[3] During the fourth quarter of 2002, the Company received the final determination from the Washington State Department of Revenue regarding the tax years 1996 through 1999. The Company recorded a charge for this determination of $2.1 million.

[4] Average order size is calculated by dividing gross sales by the number of shipped orders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate” and “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in the risk factors on pages 4 - 6 of this document. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, pressure on margins, reliance on vendor support and relationships, state tax uncertainties, the industry’s rapid technological change and the Company’s exposure to inventory obsolescence. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K.

General

The Company’s net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing and distribution costs, selling commissions, order processing, telephone and credit card fees, and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Other expense represents interest expense, net of non-operating income.

Overview

Zones, Inc. is a direct marketing reseller of technology hardware, software and services. The Company procures and fulfills IT solutions to the small to medium-business (between 50 and 1000 computer users), enterprise customers (greater than 1000 computer users) and the public sector (education and state and local governments) markets. Relationships with small to medium sized businesses (“SMB”), enterprise customers, and public sector institutions represented 96.5% and 91.2% of total net sales during 2005 and 2004, respectively. The remaining sales were from inbound customers, primarily consumers and small office home office accounts purchasing primarily Mac platform products.

The Company reaches its customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model executed through outbound account executives, customized Web stores for corporate customers through ZonesConnect, a state of the art Internet portal at www.zones.com, dedicated e-marketing and direct marketing vehicles, and catalogs for demand-response opportunities and corporate branding.

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices. The Company offers more than 150,000 hardware, software, peripheral and accessory products and services for users of Windows-based and Mac platform computers from over 2,000 manufacturers.

The management team regularly reviews the Company’s performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, co-op advertising reimbursements, advertising expenses, personnel costs, productivity per team member, average order size, accounts receivables aging, inventory turnover, liquidity and cash resources.   Management compares the various metrics against goals and budgets and takes appropriate action to enhance Company performance.

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At December 31, 2005, the Company had 577 team members in its consolidated operations, 250 of whom were inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington.

The Company makes additional company information available free of charge on its website, www.zones.com/IR.

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements, and therefore should be read in conjunction with its summary of significant accounting policies (see Note 2 of the Company’s Notes to Consolidated Financial Statements). The Company’s critical accounting policies are as follows:

Revenue Recognition.

The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. The Company’s shipping terms dictate that the passage of title occurs upon receipt of products by the customer except for the last seven calendar days of each fiscal quarter, when all shipments are insured in the name of the customer. For these seven days, passage of risk of loss and title occur at the shipping point.

The majority of the Company’s net sales relate to physical products. These sales are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. The Company offers limited return rights on its product sales. At the point of sale, the Company provides for an allowance for sales returns, which is established based on historical experience. Amounts billed for shipping and handling are recorded as revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk and has credit risk, revenues are recorded gross. Third-party extended warranties, third-party software maintenance products and third-party services sold by the Company (for which the Company is not the primary obligor) are recognized gross in revenues and cost of sales when the Company sets prices and has inventory risk and credit risk. If any of those criteria are not present, revenue and cost of sales are recorded net. When the sale is recorded, the Company has no further obligation to fulfill. The Company only recognizes revenue when all criteria of Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition" have been met.

Additionally, the Company offers limited return rights within 14 days on its product sales. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from the Company’s estimates, its results of operations could be adversely affected. The Company had allowances for sales returns of $108,000 and $75,000 at December 31, 2005 and 2004, respectively.

Valuation of Current Assets and Estimation of Market Inventory Obsolescence.

The Company uses significant judgment and estimates in the preparation of its financial statements that affect the carrying values of its assets and liabilities. On an on-going basis, the Company evaluates its estimates.

The Company maintains an allowance for doubtful accounts based on estimates of future collectibility of its accounts receivable. The Company regularly analyzes its accounts receivable in evaluating the adequacy of the allowance for doubtful accounts. The adequacy of the allowance is determined during the current period based on historical collection experience, customer credit worthiness based on published information, and other known factors.

The Company maintains a valuation allowance for potentially uncollectable amounts due from its vendors that arise from product returns, standard vendor price protection programs, cooperative advertisement reimbursements and vendor rebate programs. Amounts received from vendors may vary from amounts recorded based on the difference between the current market price of a product returned and its acquisition price, the denial of price protection, cooperative reimbursement, or vendor rebates due to noncompliance with specific attributes of the vendor programs. The Company regularly reviews its vendor receivables and provides a valuation allowance based on historical collections and the comparison of amounts recorded versus subsequently received.

The Company records inventory at lower of FIFO cost or market. It estimates the amount of unmarketable inventory based on the difference between the cost of the inventory and the market value, which is based on assumptions of market demand, current market conditions, most recent actual sales prices, and age and condition of products.

Accounting for Income Taxes.

The Company is required to estimate income taxes in states in which it is registered and/or has a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company considered future taxable income in assessing the need for a valuation allowance against its deferred tax assets. The Company believes that all net deferred tax assets shown on its balance sheet as of December 31, 2005, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or that those estimates are adjusted in future periods, the Company may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

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

	Year ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	89.3	88.5	89.0
Gross profit	10.7	11.5	11.0
SG&A expenses	7.7	8.5	9.4
Advertising expense	1.2	1.4	1.4
State tax (benefit) expense			(0.4)
Income (loss) from operations	1.8	1.6	0.6
Other expense, net	0.1	0.1	0.1
Income (loss) before income taxes	1.7	1.5	0.5
Provision (benefit) from income taxes	0.7	0.6	0.2
Net income (loss)	1.0%	0.9%	0.3%

Product Mix:
Notebook & PDAs	15.3%	14.7%	14.8%
Desktops & Servers	20.1	21.3	20.9
Software	15.9	16.8	13.7
Storage	9.1	8.7	10.7
NetComm	4.2	4.4	5.4
Printers	11.3	9.6	8.9
Monitors & Video	9.6	10.3	9.6
Memory & Processors	5.4	5.0	6.0
Accessories & Other	9.1	9.2	10.0
Total	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2005 and 2004

Net Sales. Consolidated net sales increased 14.3% to $566.6 million in 2005 compared to $495.6 million in 2004. The increase in sales resulted primarily from an increase in sales to its outbound customers. Consolidated outbound sales to commercial and public sector accounts increased 21.1% to $547.0 million in 2005 from $451.7 million in 2004, and they now represent 96.5% of the Company’s total net sales. Sales to the Company’s SMB customers increased 13.1% to $190.9 million in 2005, compared to $168.9 million in 2004. Sales to the Company’s enterprise customers increased 29.3% to $314.5 million for the twelve months ended December 31, 2005, compared to $243.2 million in 2004. One customer represented $48.5 million of enterprise net sales related to a specific one-time product roll-out which occurred during the second half of 2005. Net sales to public sector customers increased 4.9% to $41.6 million in 2005 from $39.7 million in 2004. Inbound sales to our legacy Mac-platform consumer and small office/home office (“SOHO”) customers declined 55.4% to $19.6 million, or 3.5% of net sales. This decline was anticipated as the Company’s focus is on outbound sales customers who respond to the relationship-based selling model.

Gross Profit. Consolidated gross profit increased to $60.6 million in 2005 compared to $57.1 million in 2004 primarily due to increased sales volume. Gross profit as a percentage of net sales decreased to 10.7% in 2005, compared to 11.5% in 2004, due primarily to strategic cost concessions to a customer in support of significant sales in the second half of 2005. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. The Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to that of other companies that categorize warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses. SG&A expenses increased 3.2% to $43.6 million for 2005 from $42.3 million in 2004, and declined as a percentage of net sales to 7.7% in 2005, compared to 8.5% in 2004. The increase in SG&A expenses was impacted by the Company’s increase in sales volume, as well as the following:

•
Salaries, wages and benefits increased $1.0 million during 2005 as compared to the prior year. The increase was primarily due to increased incentive programs and commissions paid as a result of the increased sales volume. The Company expects this expense to continue to increase in 2006 as it focuses on growing its sales force and modifying its account executive compensation package to remain competitive in the hiring market place.

•
The Company’s state tax expense increased $437,000 in 2005 as compared to the prior year. This primarily relates to increased sales to customers in Washington State, a state in which Business and Occupation tax (an excise tax based on gross receipts) is remitted.

•	The Company’s professional fees increased $434,000 during 2005. This is primarily due to an increase in consulting fees associated with its outsourcing arrangement in India.
•
Depreciation expense declined $456,000 for the year ended December 31, 2005 as compared to 2004. This decline was primarily due to the Company’s decision to make enhancements to its fully depreciated enterprise systems rather than purchasing a new product.

•
Credit card processing fees during 2005 declined $257,000 as compared to 2004. This decline is due to the Company’s increase in outbound sales, which tend to purchase on open account versus credit card.

•	Changes in other administrative expenses individually are not significant, but taken as a whole reflect the remaining variance.

For the periods ending December 31, 2005 and 2004, warehousing and distribution network costs totaled $2.3 million and $1.9 million, respectively.

Advertising Expenses, Net. The Company produces and distributes catalogs at various intervals throughout the year, and also engages in other activities, to increase the awareness of its brand and stimulate demand response. The Company’s net cost of advertising decreased to $6.6 million in 2005 from $7.1 million in 2004. Gross advertising expense decreased to $7.0 million for fiscal year 2005 compared to $7.6 million in fiscal year 2004. The decline was primarily due to a reduction in circulation of the Company’s catalogs. During 2005, the Company produced and distributed 5.0 million catalogs, compared to 7.7 million in 2004. The Company’s gross advertising reimbursements also decreased to $429,000 in 2005 from $564,000 in 2004. The Company’s marketing vehicles create the opportunity for advertising reimbursements. As the Company’s advertising expense declines, reimbursements will decline.

Interest Expense. Interest expense was $594,000 in 2005, compared to $404,000 in 2004. The Company’s use of its line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $480,000 and $305,000 for the periods ended December 31, 2005 and 2004, respectively. The interest rate on the working capital line is tied to the Prime Rate. The Prime Rate increased to 7.0% at December 31, 2005, compared to 5.0% at December 31, 2004. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other Income. Other income was $91,000 in 2005, compared to $90,000 in 2004.

Income Tax Provision. The income tax provision for 2005 was $3.8 million, compared to $2.8 million during 2004. The effective tax rates expressed as a percent of income were 38.4% and 37.6% for the years ended December 31, 2005 and 2004, respectively.

Net Income. Net income for fiscal year 2005 was $6.1 million, or $0.42 per diluted share, as compared to net income of $4.7 million, or $0.32 per diluted share, for fiscal year 2004.

In fiscal 2006, the Company will begin to account for stock based compensation in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” Although the effects of adopting this standard have not been fully quantified, the Company estimates that it will increase expenses in fiscal 2006 in the range of $300,000 to $400,000 before income taxes for stock options.

Comparison of Years Ended December 31, 2004 and 2003

Net Sales. Consolidated net sales increased 7.6% to $495.6 million in 2004, compared to $460.8 million in 2003. The increase in sales resulted primarily from an increase in sales to large and public sector customers. Sales to the Company’s large customers, including sales by its subsidiary CPCS, increased 11.6% to $243.2 million for the twelve months ended December 31, 2004, compared to $217.8 million in the prior year. Large customer sales for the twelve months ended December 31, 2003 included $37.7 million in net sales to a former major customer, whose contract expired in June 2003. Net sales to public sector customers increased 66.7% to $39.7 million in 2004 from $23.8 million in 2003. Consolidated outbound sales, to commercial and public sector accounts, increased 9.8% to $451.7 million in 2004 from $411.3 million in 2003. Sales by the Company’s CPCS segment increased 34.2% to $80.9 million when compared to $60.3 million in 2004. The increase was impacted by a March 31, 2003 acquisition date. Inbound sales to our legacy Mac-platform consumers and SOHO customers declined $5.7 million, or 11.5% year over year. This decline was anticipated and was partially offset by increases in sales by our Creative Professional Group, which is a focused outbound channel the Company began within the last year.

Gross Profit. Consolidated gross profit increased to $57.1 million in 2004 as compared to $50.7 million in 2003. Gross profit as a percentage of net sales increased to 11.5% in 2004 as compared to 11.0% in 2003. The increase in gross profit margin during 2004 was primarily due to increases in vendor volume incentive rebates and cooperative advertising funds classified as a reduction of cost of sales. These items were partially offset by the impact of freight promotions and changes in other components of cost of sales. Vendor volume incentive rebates increased due to performance against goals set by our vendor partners. The increase in cooperative advertising funds classified as a reduction of cost of sales was due to the classification of a higher percentage of these funds as a reduction of cost of sales rather than as a reduction of advertising expense as compared to 2003. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. The Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to that of a company which categorizes its warehousing and distribution network costs as a cost of sales.

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

•	The Company moved its headquarters in September 2003, which resulted in a decrease in facilities expense during 2004 of $406,000 compared to the prior year.
•
Depreciation expense declined $758,000 for the year ended December 31, 2004 as compared to 2003. This decline was primarily due to the Company’s decision to make enhancements to its fully depreciated enterprise systems rather than purchasing a new product.

•	The Company’s professional fees declined $323,000 during 2004. This is primarily due to a decline in legal fees associated with the aborted going private transaction in 2003.

•
Credit card processing fees during 2004 declined $214,000 as compared to 2003. This decline is due to the Company’s increase in outbound sales which tend to purchase on open account versus credit card.

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

Advertising Expenses, Net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand-response vehicles. The Company’s net cost of advertising increased to $7.1 million in 2004 from $6.6 million in 2003. Gross advertising expense decreased to $7.6 million for fiscal year 2004, compared to $10.0 million in fiscal year 2003. The decline primarily related to a reduction in the circulation of the Company’s catalogs. During 2004, the Company produced and distributed 7.7 million catalogs as compared to 9.4 million in 2003. Additionally, the Company eliminated certain unproductive marketing costs. The Company’s gross advertising reimbursements decreased to $564,000 in 2004 from $3.4 million in 2003. This decline was primarily due to an increase in cooperative advertising funds classified as a reduction of cost of sales. Comparatively, a higher percentage of the 2004 funds were classified as a reduction of cost of sales rather than as a reduction of advertising expense as in 2003.

Other Income/Expense, Net. Other expense was $314,000 in 2004, compared to $379,000 in 2003. The decreased expense was primarily due to a decline in interest costs associated with the Company’s working capital line combined with an increase in the Company’s interest income. Other income/expense included interest expense due to the Company’s use of its working capital line of $275,000 in 2004 as compared to $310,000 in 2003.

Income Tax Provision/Benefit. The income tax provision for 2004 was $2.8 million, compared to $1.0 million during 2003. The effective tax rates expressed as a percent of income were 37.6% and 38.9% for the years ended December 31, 2004 and 2003, respectively.

Net Income. Net income for fiscal year 2004 was $4.7 million, or $0.32 per diluted share. The Company recorded net income of $1.6 million, or $0.11 per diluted share, for fiscal year 2003. Net income for 2003 includes a benefit relating to the settlement of a Washington State tax audit.

Inflation

The Company does not believe that inflation has had a material impact on its results of operations. However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Working Capital
The Company’s total assets were $117.4 million at December 31, 2005, of which $108.3 million were current assets. At December 31, 2005 and 2004, the Company had cash and cash equivalents of $3.2 million and $6.5 million respectively, and had working capital of $33.4 million and $27.0 million, respectively. The increase in working capital was primarily a result of increases in accounts receivable and inventory, and was partially offset by increases in accounts payable.

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

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program, pursuant to which the Company may repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. For the three months ended December 31, 2005, the Company purchased and retired 144,000 shares of its common stock at a total cost of $719,000 (an average price of $4.99 per share). For the six months ended December 31, 2005, the Company purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share).

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. The Company now has a $3.0 million remaining balance in its current repurchase program. The Company anticipates the use of the remaining balance by the termination of the program in February of 2007. The following table represents the Company’s common stock repurchased and retired during the fourth quarter of 2005.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
October 1, 2005 through October 31, 2005	46,500	$4.83	46,500	$2,460,555
November 1, 2005 through November 30, 2005	97,500	$5.07	97,500	$1,966,701
December 1, 2005 through December 31, 2005	0	$-	0	$1,966,701

A larger portion of the Company’s business is now being done on terms rather than on credit cards, which increases the Company’s accounts receivable balance. Due to the fundamental shift in its cash flow cycle, the Company leverages its secured line of credit for timing difference in cash inflows and cash outflows to invest in the growth of its business. The secured line of credit is utilized to invest in capital purchases, investments in inventory for certain customers, and available early pay discounts.

At December 31, 2005, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60-days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At December 31, 2005, the Company was compliant with all covenants of this facility. At December 31, 2005, $10.7 million of working capital advances were outstanding and amounts owed for flooring arrangements of $8.5 million were owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as principal payments of $1.3 million owed to the former shareholders of CPCS, and up to the remaining balance of $3.0 million authorized in the Company’s stock repurchase program, which will terminate in July 2006 unless renewed, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Cash Flows
The primary factors that affected fiscal year 2005 cash flow from operations were account and vendor receivables, the net balance of accounts payable and inventory financing, the use of net operating loss carry-forwards, and the increase in inventory levels. Account and vendor receivables increased $19.1 million. This is partially offset by the net balance in accounts payable and inventory financing increase of $2.7 million. The net accounts payable and inventory financing balance change is due to purchasing and payment cycles. The Company utilized $2.8 million of its net operating loss carry-forwards, which reduced the current federal income tax obligation. The Company has now fully utilized its net operating loss carry-forwards and will be required to submit funds for federal taxes in 2006. Inventories increased $2.3 million. The Company’s inventory turnover was 26 days during the year ended December 31, 2005 as compared to 29 days during the year ended December 31, 2004. Included in inventory at December 31, 2005, was $1.9 million of inventories not available for sale that represent inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

Net cash used in investing activities was $1.8 million at December 31, 2005. Cash outlays for capital expenditures were $1.8 million and $2.0 million for the twelve months ended December 31, 2005 and 2004, respectively. The 2005 capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies. The capital expenditures during 2004 were primarily for leasehold improvements for the Company’s new corporate headquarters, costs to transition the Company’s warehousing facility to its Bensenville, Illinois facility from a third-party vendor, and continued improvement, and other enhancements, of the Company’s information systems.

The Company’s financing activities for the period ended December 31, 2005 included the payment of an amount due on the note payable issued in its acquisition of CPCS. The Company paid the former shareholders of CPCS $1.3 million during 2005 as compared to $862,000 in 2004. The Company has a remaining balance of $1.3 million due to the former shareholders of CPCS which will by paid by the end of the second quarter of 2006.

Contractual Obligations

The following table summarizes our contractual payment obligations and commitments as of December 31, 2005:

	Payments Due by Period
	Total	Less than 1 year	1-3 years		3-5 years		More than 5 years
Long-Term Debt (a)	$1,272	$1,272	$		$		$
Operating Leases (b)	12,297	1,639		3,392		2,812		4,454
Purchase Obligations (c)	10,379	10,379
Total	$23,948	$13,290		$3,392		$2,812		$4,454

(a)	Reflects a note payable recorded in connection to the Company’s acquisition of CPCS and the negotiated payments to the former shareholders.
(b)
Represents the Company’s commitments under operating leases associated with contracts that expire at various times. One of the commitments is the Company’s Auburn, Washington headquarters, which is leased from a related party.

(c)	Purchase obligations represents the amount of open purchase orders the Company has outstanding with its vendors. These obligations may be canceled prior to shipment at the Company’s discretion.

Other Matters

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company will expense the cost of new or modified awards over the requisite service period and the cost of previously granted unvested awards for the requisite service period remaining after December 31, 2005. Although the effects of adopting this standard have not been fully quantified, the Company estimates that it will increase expenses in fiscal 2006 in the range of $300,000 to $400,000 before income taxes for stock options relating to vesting of grants made prior to January 1, 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had $10.7 million of interest bearing borrowings outstanding pursuant to the credit agreement as of December 31, 2005. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is included in this report beginning at page 29.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item9A.	Control and Procedures

At the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective. During the fourth quarter of 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Part III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholder under the caption “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also the information concerning executive officers of the Company included in Item 4a of Part I in this Report.

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

The Company undertakes to provide without charge to any person, upon written or verbal request of such person, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to Zones, Inc. Investor Relations, 1102 15th Street SW, Suite 102, Auburn, WA 98001-6509.

Item 11.	Executive Compensation

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13.	Certain Relationships and Related Transactions

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2006 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees.”

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	1. Financial Statements:
The financial statements of Zones, Inc. and its subsidiary, and the Report of Independent Registered Public Accounting Firm is included herein beginning on page 29.

2. Financial Statement Schedules:

See Schedule II, Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Multiple Zones International, Inc.		S-1	3.1	333-04458	6/5/96
3.2	Articles of Amendment of Multiple Zones, Inc.		8-K	3.1	000-28488	5/10/01
3.3	Articles of Amendment of Multiple Zones, Inc.		S-8	4.2	333-110750	11/25/03
3.4	Amended and Restated Bylaws of Multiple Zones International, Inc.		10-K	3.1	000-28488	3/4/05
4.1	Form of Common Stock Certificate of Zones, Inc.
10.1	Multiple Zones International, Inc. Amended and Restated 1993 Stock Incentive Plan*		10-K	10.1	000-28488	3/4/05
10.2	Multiple Zones International, Inc. Amended and Restated 1999 Director Stock Option Plan*		14-A	Appendix A	000-28488	3/25/04
10.3	Form of Stock Option Agreement (used for grants to executive officers after March 31, 1996)*		S-1	10.4	333-04458	6/5/96
10.4	Form of Stock Option Agreement (used for grants to outside directors)*		S-1	10.16	333-04458	6/5/96
10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96
10.6	Multiple Zones International, Inc. Employee Stock Purchase Plan*		S-1	10.6	333-04458	6/5/96
10.7	Amendment of 1996 Employee Stock Purchase Plan		10-Q	10.3	000-28488	8/14/03
10.8	Form of Indemnification Agreement between Multiple Zones International, Inc. and certain executive officers and outside directors*		S-1	10.15	333-04458	6/5/96

10.9	Amended and Restated Indemnification Agreement		10-Q	10.1	000-28488	11/14/03
10.10	Loan and Security Agreement dated November 25, 2002 between Zones, Inc. and TransAmerica Commercial Finance		10-K	10.20	000-28488	2/26/03
10.11	Amended and Restated Loan and Security Agreement dated April 11, 2003 between Zones, Inc., Corporate PC Source, Inc. and Transamerica Commercial Finance Corporation		10-Q	10.1	000-28488	8/14/03
10.12	Zones, Inc. 2003 Equity Incentive Plan*		14-A		000-28488	3/20/03
10.13	Stock Purchase Agreement, dated March 31, 2003, by and among Zones, Inc. and Corporate PC Source, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declaration of Trust dated September 17, 1997, and Daniel Frauenheim.		8-K	2.1	000-28488	4/3/03
10.14	Office lease dated June 9, 2003 between Zones, Inc and Fana Auburn LLC		10-Q	10.2	000-28488	8/14/03
10.15	Form of Stock Option Agreement (used for grants under the 2003 Stock Equity Plan)*		10-K	10.25	000-28488	2/26/04
10.16	Employment and Non-Competition Agreement dated March 31, 2003 by and between Zones, Inc. and Christina Corley*		10-Q	10.2	000-28488	5/13/04
10.17	Amendment to Christina Corley’s Employment and Non-Competition Agreement*		8-K	99.1	000-28488	8/1/05
10.18	Commercial Lease Agreement dated March 19, 2004 between Corporate PC Source and AMB Property II, L.P.		10-Q	10.4	000-28488	5/13/04
10.19	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated January 9, 2004 between Zones Inc. and its subsidiaries, and Transamerica Commercial Finance Corporation		10-Q	10.5	000-28488	5/13/04
10.20	Subordination, Non-disturbance, and Attornment Agreement dated June 22, 2004 between US Bank National Association, Zones, Inc. and Fana Auburn LLC		10-Q	10.1	000-28488	8/11/04
10.21	Interest Termination and Settlement Agreement, dated September 27, 2004, by and among Zones, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declarations of Trust dated September 17, 1997, and Daniel Frauenheim		8-K	10.1	000-28488	9/29/04
10.22	Form of Unsecured, Subordinated Promissory Note		8-K	10.2	000-28488	9/29/04
10.23	Summary of Zones, Inc. Board Meeting Fees and Basic Compensation		10-Q	10.1	000-28488	8/10/05
10.24	Notice of Grant of Director Stock Option pursuant to the Zones, Inc 2003 Equity Incentive Plan		10-Q	10.2	000-28488	8/10/05
10.25	Office Lease dated September 2005 between Zones, Inc. and the Trustees Under the Will and of the Estate of James Campbell, Deceased		10-Q	10.1	000-28488	11/9/05
10.26	Summary of the Zones, Inc. Senior Management Bonus Program*		8-K	99.2	000-28488	2/8/06
10.27	Summary of the Zones, Inc. Executive Vice President Bonus Program*		8-K	99.1	000-28488	2/8/06
10.28	Office Lease dated December 2005 between Zones, Inc. and Montgomery Park I, LLC	X
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONES, INC.

Date: February 22, 2006
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

Signature	Title	Date

/S/ JOHN H. BAUER	Director	February 22, 2006
John H. Bauer

/S/ JOHN T. CARLETON	Director	February 22, 2006
John T. Carleton

/S/ CATHI HATCH	Director	February 22, 2006
Cathi Hatch

/S/ WILLIAM C. KEIPER	Director	February 22, 2006
William C. Keiper

/S/ KENNETH M. KIRKPATRICK	Director	February 22, 2006
Kenneth M. Kirkpatrick

/S/ FIROZ H. LALJI	Director	February 22, 2006
Firoz H. Lalji

ZONES, INC.

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$3,195	$6,457
Receivables, net of allowance for doubtful accounts of $1,562 and $2,666	68,318	53,903
Vendor receivables	14,750	10,035
Inventories	19,736	17,405
Prepaid expenses	922	958
Deferred income taxes	1,346	1,525
Total current assets	108,267	90,283
Property and equipment, net	3,810	3,951
Goodwill	5,098	5,098
Deferred income taxes		2,640
Other assets	179	172
Total assets	$117,354	$102,144

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,359	$34,250
Inventory financing (Note 5)	8,469	14,306
Accrued liabilities	8,621	6,989
Line of credit	10,700	6,100
Income taxes payable	448	342
Notes payable to former shareholders of CPCS, Inc.	1,272	1,272
Total current liabilities	74,869	63,259
Note payable for purchase of fixed asset	21	35
Notes payable to former shareholders of CPCS, Inc., net of current portion		1,272
Deferred income tax	35
Deferred rent obligation	1,112	1,027
Total liabilities	76,037	65,593

Commitments and contingencies (Note 8)

Shareholders' equity:
Common stock, no par value, 45,000,000 authorized; 13,265,049 and 13,507,727 shares issued and outstanding at December 31, 2005 and 2004, respectively	37,503	38,788
Retained earnings (deficit)	3,814	(2,237)
Total shareholders' equity	41,317	36,551
Total liabilities and shareholders' equity	$117,354	$102,144

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2005	2004	2003

Net sales	$566,553	$495,563	$460,772
Cost of sales	505,997	438,426	410,078
Gross profit	60,556	57,137	50,694

Selling, general and administrative expenses	43,618	42,284	43,252
Advertising expense	6,618	7,082	6,597
State tax benefit			(2,103)
Income from operations	10,320	7,771	2,948

Interest expense	594	404	424
Other income	(91)	(90)	(45)
Other expense, net	503	314	379

Income before income taxes	9,817	7,457	2,569
Provision for income taxes	3,766	2,805	1,001
Net income	$6,051	$4,652	$1,568

Basic income per share	$0.45	$0.34	$0.11

Weighted average shares used in computing basic income per share	13,382	13,549	13,644

Diluted income per share	$0.42	$0.32	$0.11

Weighted average shares used in computing diluted income per share	14,527	14,469	13,739

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Accumulated Earnings
	Shares	Amount	(Deficit)	Total

Balance, January 1, 2003	13,609,956	$39,554	$(8,457)	$31,097
Issuance of common stock	44,415	32		32
Exercise of stock options	5,000	4		4
Net income			1,568	1,568
Balance, December 31, 2003	13,659,371	39,590	(6,889)	32,701
Purchase and retirement of common stock	(448,390)	(1,348)		(1,348)
Exercise of stock options	296,746	453		453
Tax effect of stock options exercised		93		93
Net income			4,652	4,652
Balance, December 31, 2004	13,507,727	38,788	(2,237)	36,551
Purchase and retirement of common stock	(424,450)	(1,813)		(1,813)
Exercise of stock options	181,772	316		316
Tax effect of stock options exercised		212		212
Net income			6,051	6,051
Balance, December 31, 2005	13,265,049	$37,503	$3,814	$41,317

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$6,051	$4,652	$1,568
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,966	2,470	3,228
Deferred taxes	2,854	2,272	950
Tax effect of stock option exercise	212	93
Loss on disposal of assets		(2)
(Increase) decrease in assets and liabilities:
Receivables, net	(19,130)	(3,973)	(5,301)
Inventories	(2,330)	(5,918)	1,651
Prepaid expenses and other assets	29	138	289
Accounts payable	3,133	6,618	(10,808)
Inventory financing	(5,837)	(443)	5,627
Income taxes payable	107
Accrued liabilities and deferred rent	1,717	(206)	(2,844)
Net cash provided by (used in) operating activities	(11,228)	5,701	(5,640)

Cash flows from investing activities:
Purchases of property and equipment	(1,826)	(2,029)	(1,627)
Payment for acquisition, net of cash acquired			(3,719)
Net cash used in investing activities	(1,826)	(2,029)	(5,346)

Cash flows from financing activities:
Net change in book overdrafts	7,975	1,112	1,639
Net change in line of credit	4,600	(1,750)	5,669
Payments of note payable	(1,286)	(862)
Payments on capital lease obligations			(226)
Proceeds from exercise of stock options	316	453	36
Purchase and retirement of common stock	(1,813)	(1,348)
Net cash provided by (used in) financing activities	9,792	(2,395)	7,118

Net increase (decrease) in cash and cash equivalents	(3,262)	1,277	(3,868)
Cash and cash equivalents at beginning of years	6,457	5,180	9,048

Cash and cash equivalents at end of years	$3,195	$6,457	$5,180

Supplemental cash flow information:
Cash paid for interest	$554	$335	$265
Cash paid for income taxes	$594	$260	$2

Noncash investing and financing activity:
Note payable for acquisition of Corporate PC Source (“CPCS”)			$2,500
Cancellation of note payable for acquisition of CPCS		$1,544
Note payable to replace earn-out provision of CPCS acquisition		$2,744
Non-cash reduction to note payable for purchase price adjustment of CPCS		$295
Note payable for fixed asset purchase		$35

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

Zones, Inc. (the ”Company”) is a single-source direct marketing reseller of name-brand information technology products to the small- to medium-sized business market, and enterprise and public sector accounts. Zones sells these products through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. Zones offers more than 150,000 products from leading manufacturers including 3Com, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

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

Concentration of Credit Risk
Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States. The Company has not experienced any losses associated with cash balances and believes that there is minimal risk associated with the cash balances. The concentration of credit risk with respect to trade receivables is limited due to the Company’s diverse customer base. The Company closely monitors extensions of credit but does not require collateral. The Company maintains an allowance for doubtful accounts based on estimates of future collectibility of its accounts receivable. The Company regularly analyzes its accounts receivable in evaluating the adequacy of the allowance for doubtful accounts. The adequacy of the allowance is determined during each reporting period based on historical collection experience, customer credit worthiness based on published information and other known factors. Accounts receivable are written off as bad debt when it is deemed to be uncollectible.

Inventories
Inventories consist primarily of computer hardware and software. Inventories are valued at the lower of first-in, first-out (FIFO) cost or market. The Company has provided allowances for obsolescence at December 31, 2005 and 2004 of approximately $693,000 and $814,000, respectively.

The Company currently buys a significant portion of its products from four suppliers. Purchases from Ingram Micro, Tech Data, Synnex and Hewlett-Packard represented 19.1%, 18.2%, 15.7% and 12.5%, respectively, of the Company’s total product purchases in 2005. Purchases from Ingram Micro, Synnex and Tech Data represented 22.5%, 12.0% and 10.3%, respectively, of the Company’s total product purchases in 2004. Purchases from Ingram Micro, Synnex and Tech Data represented 21.4%, 11.6% and 8.9%, respectively, of the Company’s total product purchases in 2003. No other vendor supplied more than 10.0% of the Company’s total product purchases in 2005, 2004 or 2003. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers was interrupted.

Property and Equipment
Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from two to five years and other property and equipment from three to 11 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease life, whichever is shorter, generally three to 11 years. Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognizes its impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.

Capitalized internal software development costs totaled $823,000 and $604,000 for the years ended December 31, 2005 and 2004, respectively.

Income Taxes
Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is created when it is believed it is more likely than not that the Company will not utilize a portion or all of the net deferred tax assets.

Goodwill
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment annually on the purchase date or sooner when events indicate that potential impairment exists. All goodwill related to the purchase of CPCS.

The changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004 are as follows:

Balance as of January 1, 2004	$4,193
Adjustment to goodwill for purchase price adjustment of Corporate PC Source (Note 12)	905
Impairment loss
Balance as of December 31, 2004	5,098
Impairment loss
Balance as of December 31, 2005	$5,098

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable. The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer. The Company’s shipping terms dictate that the passage of title occurs upon receipt of products by the customer except for the last seven calendar days of each fiscal quarter, when all shipments are insured in the name of the customer. For these seven days, passage of risk of loss and title occur at the shipping point.

The majority of the Company’s net sales relate to physical products. These sales are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. The Company offers limited return rights on its product sales. At the point of sale, the Company provides for an allowance for sales returns, which is established based on historical experience. Amounts billed for shipping and handling are recorded as revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk and has credit risk, revenues are recorded gross. Third-party extended warranties, third-party software maintenance products and third-party services sold by the Company (for which the Company is not the primary obligor) are recognized gross in revenues and cost of sales when the Company sets prices and has inventory risk and credit risk. If any of those criteria are not present, revenue and cost of sales are recorded net. When the sale is recorded, the Company has no further obligation to fulfill. The Company only recognizes revenue when all criteria of Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition" have been met.

Cost of Sales
Cost of sales primarily consists of the purchase price of products and services sold by the Company. Cost of sales also includes inbound and outbound shipping charges to the Company, vendor rebates and cash discounts that are recorded when earned as a reduction to cost of sales, physical inventory adjustments and the cooperative advertising funds classified as a reduction of cost of sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses include payroll, team member benefits, and other headcount-related costs, cost of fulfillment, including warehousing, credit card processing and bad debts costs, facilities, professional fees and administration costs, and depreciation and amortization.

Advertising Expenses
The Company produces and distributes catalogs at various intervals throughout the year. The costs to produce and distribute individual catalogs, including paper, printing, postage, production and design costs, are capitalized and amortized to selling expense during the period in which the catalogs are generating substantial sales (generally one month). Capitalized advertising costs of $184,000 and $277,000 were included with prepaid expenses at December 31, 2005 and 2004, respectively. The Company receives cooperative advertising expense reimbursements from most vendors for whom the Company places advertisements in its catalogs. The following table presents the gross amounts that are netted together in the Company’s advertising expense line item.

	2005	2004	2003
Gross advertising expense	$7,047	$7,646	$9,990
Gross advertising reimbursements	(429)	(564)	(3,393)
Advertising expense	$6,618	$7,082	$6,597

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

Stock Compensation
The Company accounted for its stock option plans described in Note 9 by measuring compensation cost using the intrinsic value-based method presented by Accounting Principles Board Option No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No compensation cost is reflected in consolidated net income (loss), as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had compensation cost for the Company’s stock option plans been determined based on the fair value at the grant date of the awards, consistent with the provisions of SFAS 123, as amended by SFAS 148, the Company’s net income and income per share would have changed to the pro forma amounts indicated below (in thousands, except per share data):

	Year ended December 31,
	2005	2004	2003
Net income - as reported	$6,051	$4,652	$1,568
Add:
Total compensation cost included in net income (loss), net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(808)	(827)	(468)

Net income - pro forma	$5,243	$3,825	$1,100

Basic income per share - as reported	$0.45	$0.34	$0.11
Diluted income per share - as reported	$0.42	$0.32	$0.11
Basic income per share - pro forma	$0.39	$0.28	$0.08
Diluted income per share - pro forma	$0.36	$0.26	$0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005, 2004 and 2003, respectively: expected volatility of 186%, 183% and 218%; risk-free interest rate of 4.05%, 3.43% and 2.87%; and expected lives of 5 years.

Segment Reporting
In fiscal years 2004 and 2003, the Company reported its then subsidiary, CPCS, and its Zones reporting unit as separate segments. On April 1, 2005, the Company merged the CPCS subsidiary into the Zones reporting unit. Accordingly, no separate segment for this subsidiary currently exists. The Company is now represented by one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small to medium-sized businesses, enterprise and the public sector markets.

A summary of the Company’s operations by product mix is detailed in Note 15.

Reclassifications
Certain reclassifications of prior years’ balances have been made to conform to the fiscal year 2005 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” SFAS 123R will require the Company to, among other things, measure all employee stock-based compensation awards using a fair value method and record such expense in the Company’s consolidated financial statements. The provisions of SFAS 123R are effective for the first annual reporting period that begins after June 15, 2005; therefore, the Company will adopt the new requirements beginning January 1, 2006. Adoption of the expensing requirements will reduce the Company’s reported earnings. The Company has elected to implement this new standard under the modified prospective application. Under the modified prospective application, the Company will expense the cost of new or modified awards over the requisite service period and the cost of previously granted unvested awards for the requisite service period remaining after December 31, 2005. Although the effects of adopting this standard have not been fully quantified, the Company estimates that it will increase expenses in fiscal 2006 in the range of $300,000 to $400,000 before income taxes for stock options relating to vesting of grants made prior to January 1, 2006.

The adoption of SFAS No. 123R is expected to have an effect on the consolidated financial statements of the Company. See the pro forma impact on net earnings and earnings per share from calculating stock-related compensation costs under the fair value alternative of SFAS No. 123 in Note 2 of Notes to the Consolidated Financial Statements. The pro forma computation in Note 2 provides the possible effect under SFAS No. 123R, which may be different from the calculation of compensation cost under SFAS No. 123. In addition, full year effects of share-based payments issued late in fiscal 2005 are not fully reflected in these calculations. Such potential differences have not yet been fully quantified. Also, past usage of option plans and stock purchase plans may not reflect our practices in future periods.

3.	Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value due to their short-term nature. The estimated fair value of the line of credit approximates the carrying value, as this instrument requires interest payments at a market rate of interest plus a margin.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004	Estimated Useful Lives
Equipment	$15,679	$14,885	2 to 5 years
Computer software/Web development	17,436	16,704	2 to 5 years
Furniture and fixtures and leasehold improvements	1,357	896	3 to 11 years
	34,472	32,485
Less accumulated depreciation and amortization	(30,662)	(28,534)
Property and equipment, net	$3,810	$3,951

5.	Line of Credit

At December 31, 2005, the Company had a $40,000,000 credit facility, collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  Working capital advances outstanding at December 31, 2005 and 2004 were $10,700,000 and $6,100,000, respectively. The flooring arrangement included $8,469,000 owed to this financial institution related to inventory purchases at December 31, 2005, compared to $14,306,000 at December 31, 2004.

The Company uses this credit facility under its cash management system to cover checks presented for payment in excess of cash balances. As of December 31, 2005 and 2004, the Company had book overdrafts of $13,077,000 and $5,184,000, respectively, which are recorded as a component of accounts payable on the accompanying balance sheet.

The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. The Company was in compliance with the all covenants contained in the agreement at December 31, 2005.

6.	Accrued Liabilities and Other
Accrued liabilities consist of the following (in thousands):

	December 31,
	2005	2004
Accrued payroll	$3,842	$3,162
Accrued taxes	2,375	1,809
Accrued advertising	20	110
Accrued interest	104	67
Other accruals	2,280	1,841
Total	$8,621	$6,989

7.	Income Taxes

The income tax (benefit) expense consists of the following (in thousands):

	Year ended December 31,
	2005	2004	2003
Current	$912	$533	$51
Deferred	2,854	2,272	950
Total	$3,766	$2,805	$1,001

The components of deferred taxes were as follows (in thousands):

	December 31,
	2005	2004
Assets:
Allowance for doubtful accounts	$585	$813
Inventory allowances	331	358
Deferred rent obligation	418	386
Accrued liabilities and other	424	337
Net operating losses		2,854
	$1,758	$4,748
Liabilities:
Property and equipment	(447)	(583)
	(447)	(583)
Net deferred tax asset	$1,311	$4,165

A reconciliation of the effective income tax rate on income or loss before taxes with the federal statutory rate follows:

	Year ended December 31,
	2005	2004	2003
Statutory rate	34.0%	34.0%	35.0%
State income tax, net of federal benefit	2.0	2.7	2.0
Other	2.4	0.9	2.0
Effective tax rate	38.4%	37.6%	39.0%

8.	Commitments and Contingencies

Operating Leases
The Company leases its offices, returns warehouse facility, and other equipment under non-cancelable operating leases that expire through 2014. Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges. At December 31, 2005, future minimum payments under operating leases were as follows (in thousands):

2006	$1,639
2007	$1,705
2008	$1,687
2009	$1,501
2010	$1,311
Thereafter	$4,454
Total	$12,297

Certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms. Minimum rental expenses are recognized on a straight-line basis over the terms of the lease. Rental expense, which is recorded on a straight-line basis, totaled $2,520,000, $2,234,000 and $2,766,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

Distribution Center
Prior to September 2004, the Company contracted with a logistics company to provide and operate its primary distribution center under a renewable contract. Under this contract, the Company paid a flat rate for each purchase order received and customer order filled. In September 2004, the Company moved its warehouse and distribution operations from a third-party logistics provider to its Illinois facility. The Company now directly bears the cost of this facility.

During the years ended December 31, 2005, 2004 and 2003, warehousing expense totaled $2,288,000, $1,874,000 and $1,892,000, respectively, and was included in selling, general and administrative expense on the Statement of Operations.

Legal Proceedings
From time to time, the Company is party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business, some of which may involve material amounts. The Company currently believes that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

9.	Shareholders' Equity

Stock Options
In 1993, the Company adopted a Stock Incentive Plan (the “Plan”) whereby the Company issued incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to certain team members. As of December 31, 2005, only stock options had been granted under the Plan. The term of each option granted was for such period as determined by the Board of Directors, but not more than ten years from date of grant. Options may be exercised based on a vesting schedule determined by the Board of Directors, and the Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2005.

In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors. Options outstanding to these individuals at December 31, 2005 were 165,000 shares at option prices of $0.73 - $12.00 per share. The maximum number of shares to be granted under this plan was 325,000. As of December 31, 2005, the Company had indefinitely suspended this program and therefore had no available shares.

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

Information regarding the stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Options Exercisable
Outstanding, December 31, 2002	2,323,411	3.58	961,248
Granted	1,678,900	1.00
Exercised	(5,000)	0.85
Cancelled	(667,629)	1.75
Outstanding, December 31, 2003	3,329,682	2.68	1,310,817
Granted	925,300	2.95
Exercised	(296,746)	1.53
Cancelled	(684,843)	3.70
Outstanding, December 31, 2004	3,273,393	2.63	1,471,617
Granted	282,200	3.38
Exercised	(181,772)	1.74
Cancelled	(306,102)	1.77
Outstanding, December 31, 2005	3,067,719	$2.84	2,181,673

For the years ended December 31, 2005, 2004 and 2003, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2005	2004	2003
Exercise price equals market price	$2.29	$2.58	$1.00

The following tables summarize information about fixed-price stock options outstanding at December 31, 2005:

Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2005	Weighted-Average Remaining Contractual Years	Weighted-Average Exercise Price
$ 0.73 - $ 0.96	518,270	6.85	$ 0.90
$ 1.05 - $ 1.06	551,000	7.58	1.06
$ 1.07 - $ 2.92	665,982	7.66	2.38
$ 2.94 - $ 2.99	519,200	8.28	2.99
$ 3.13 - $ 5.81	623,739	5.13	4.32
$ 6.00 - $15.00	189,528	3.10	9.73
$ 0.73 - $15.00	3,067,719	6.82	$ 2.84

Options Exercisable
Range of Exercise Prices	Number at December 31, 2005	Weighted-Average Exercise Price
$ 0.73 - $ 0.96	352,607	$ 0.91
$ 1.05 - $ 1.06	233,934	1.06
$ 1.07 - $ 2.92	442,585	2.35
$ 2.94 - $ 2.99	353,440	2.99
$ 3.13 - $ 5.81	609,579	4.31
$ 6.00 - $15.00	189,528	9.73
$ 0.73 - $15.00	2,181,673	$ 3.73

10.	Earnings Per Share

The Company has 45,000,000 common shares authorized, and 13,265,049 issued and outstanding at December 31, 2005. The Company has also granted options to purchase common shares to the team members and directors of the Company. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings per share computations (in thousands, except per share data).

	Year ended December 31,
	2005	2004	2003
Basic earnings per share:

Net income	$6,051	$4,652	$1,568

Weighted-average shares used in computing basic income per share	13,382	13,549	13,644

Basic income per share	$0.45	$0.34	$0.11

Diluted earnings per share:

Net income	$6,051	$4,652	$1,568
Weighted-average shares used in computing basic income per share	13,382	13,549	13,644
Stock Options	1,145	920	95
Weighted-average shares used in computing diluted income per share	14,527	14,469	13,739

Diluted income per share	$0.42	$0.32	$0.11

The options may have a dilutive effect on the calculation of earnings per share. For the years ended December 31, 2005, 2004 and 2003, 516,045, 501,087 and 2,536,302 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the year ended December 31, 2003, the Company had $250,000 of contingent convertible notes outstanding which were not included in the calculation of earnings per share, as the necessary earnings threshold to initiate conversion was not achieved by CPCS.

11.	Deferred Income 401(k) Plan

The Company offers a deferred income 401(k) plan to substantially all full-time team members with a minimum of six months of service. Participants may make tax-deferred contributions of up to 60% of annual compensation subject to certain limitations specified by the Internal Revenue Code. The Company provides a discretionary match as recommended by its Compensation Committee, and voted upon by its Board of Directors, on a quarterly basis. During 2005 and 2004, the Company’s Board of Directors approved a match in each of the quarters. The Company’s Board of Directors approved a fourth quarter match during 2003. For fiscal years 2005, 2004 and 2003, the Company provided a 50% match for all team member contributions, up to 6% of the team member’s annual compensation. During fiscal 2005, 2004, and 2003, the Company expensed $362,000, $315,000 and $74,000, respectively, relating to employer contributions under the plan.

12.	Acquisition of Corporate PC Source, Inc.

On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”), an Illinois corporation, pursuant to a Stock Purchase Agreement (“SPA”) by and among the Company, CPCS and the shareholders of CPCS. Through this acquisition, the Company added complementary product and service offerings to enterprise size customers by expanding its market opportunities into the Midwest. These opportunities, along with the ability to acquire CPCS’s workforce, were significant contributing factors to the establishment of the purchase price, resulting in the recognition of a significant amount of goodwill. Upon consummation of the transactions contemplated by the SPA, CPCS became a wholly owned subsidiary of the Company. Goodwill of approximately $5.1 million at December 31, 2005 represents the balance of the excess of the purchase price over the fair value of the net identifiable assets acquired.

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

Interest will accrue on the unpaid principal amount of the New Notes at the prime rate plus 0.25%. At December 31, 2005 the rate was 7.00%. The Company will make payments on accrued interest and the outstanding principal amount on the New Notes on a fixed payment schedule through April 2006. During 2005, the Company paid the former shareholders of CPCS $300,000 on March 15, 2005, $771,932 on April 28, 2005 and $200,000 on October 1, 2005 due under the New Notes fixed payment schedule.

Prior to the September 27, 2004 renegotiation, under the terms of the March 31, 2003 SPA, the Company paid to the shareholders of CPCS $4,881,000 in cash and issued notes in the aggregate principal amount of $2,500,000: $2,250,000 non-convertible notes and $250,000 convertible notes. Each non-convertible note had a three-year term, with interest paid quarterly, and one-third of the principal amount was due and payable at the end of each of the earn-out periods, which occurred annually on the transaction date. Each convertible note had a three-year term and one-third of the amount outstanding was payable at the end of each of the earn-out periods. Should CPCS have reached a threshold of earnings before income tax, depreciation and amortization (“EBITDA”), they may at any time before the payment thereof, at the option of the prior shareholders, have been converted into the Company’s common shares at $2.50 per share. The Company’s general corporate funds were the source of the funds used for the cash portion of the purchase price. The notes bore interest at the rate the Company paid to its primary lender less 0.25%. In addition, the old notes were subject to reduction for failure of CPCS to reach a threshold of EBITDA, which would have adjusted the purchase price in the future. The Company measured the EBITDA thresholds annually on March 31st, which is the end of each earn-out period.

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

The first earn-out period ended on March 31, 2004. During the first earn-out period, CPCS did not meet the minimum level of annual EBITDA required in order for the former shareholders of CPCS to be owed an earn-out payment.

Any contingent payments made to the former shareholders of CPCS would be based exclusively on the ratio of their former shareholdings. If any contingent payment was made the Company would have recorded these payments as a purchase price adjustment to goodwill. Their continued employment with CPCS is not a requirement for receipt of any future contingent payments.

CPCS’s results of operations are included in the Company’s consolidated financial statements only for the periods after the date of closing: March 31, 2003.

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

In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus real estate taxes, insurance and common area maintenance charges. For the twelve months ended December 31, 2005 and 2004, the Company paid Fana Auburn LLC $1.7 million and $543,000, respectively, related to the lease. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and renegotiate its lease and that such renewal and renegotiation would also present a related party transaction subject to further Audit Committee review and consideration.

14.	Stock Repurchase Program

In July 2004, the Board of Directors authorized a stock repurchase program under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock in either open market or private transactions at then prevailing market prices. Under this repurchase program, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program until July 2006. The Company is authorized to repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. Under this repurchase program, the Company has purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share) during the six-month period ended December 31, 2005.

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices.

15.	Segment Information

In fiscal years 2003 and 2004, the Company reported its subsidiary, CPCS, and its Zones reporting unit as separate segments. On April 1, 2005, the Company merged the CPCS subsidiary into the Zones reporting unit. Accordingly, no separate segment for this subsidiary currently exists. The Company is now represented by one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small to medium-sized businesses, enterprise and the public sector markets.

A summary of the Company’s sales by product mix follows (in thousands):

	December 31,
	2005	2004	2003
Notebook & PDA’s	$86,861	$72,672	$68,081
Desktops & Servers	113,779	105,636	96,415
Software	90,199	83,415	63,070
Storage	51,453	43,198	49,497
NetComm	23,968	21,936	24,781
Printers	63,964	47,406	40,930
Monitors & Video	54,460	50,939	44,445
Memory & Processors	30,407	24,807	27,388
Accessories & Other	51,462	45,554	46,165

Substantially all of the Company’s net sales for the twelve months ended December 31, 2005 were made to customers located in the United States. All of the Company’s assets at December 31, 2005 and 2004 were located within the United States. No one customer represented more than 10% of total sales for the years ended December 31, 2005, 2004 and 2003.

16.	Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2005 and 2004:

(in thousands, except per share data)
December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$126,331	$127,630	$152,758	$159,834
Cost of sales	111,569	113,093	138,146	143,189

Gross profit	14,762	14,537	14,612	16,645
SG&A expenses	11,199	10,978	10,068	11,373
Advertising expenses, net	1,738	1,401	1,608	1,871

Income from operations	1,825	2,158	2,936	3,401
Other expense	61	51	191	200

Income before income taxes	1,764	2,107	2,745	3,201
Provision for income taxes	673	811	1,055	1,227

Net income	$1,091	$1,296	$1,690	$1,974

Basic earnings per share[1]	$0.08	$0.10	$0.13	$0.15
Diluted earnings per share [1]	$0.08	$0.09	$0.12	$0.14

December 31, 2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$114,091	$124,023	$129,829	$127,620
Cost of sales	100,176	109,765	115,693	112,792

Gross profit	13,915	14,258	14,136	14,828
SG&A expenses	10,649	10,602	10,162	10,871
Advertising expenses	1,889	1,695	1,634	1,864

Income (loss) from operations	1,377	1,961	2,340	2,093
Other (income) expense	77	90	49	98

Income (loss) before income taxes	1,300	1,871	2,291	1,995
Provision (benefit from) for income taxes	509	720	889	687

Net income (loss)	$791	$1,151	$1,402	$1,308

Basic earnings per share [1]	$0.06	$0.08	$0.10	$0.10
Diluted earnings per share [1]	$0.05	$0.08	$0.10	$0.09

1 Earnings per share is computed independently for each of the quarters presented, therefore the sum of the quarterly earnings per share may not equal the total computed for the year due to shares issued each quarter.

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Zones, Inc.

We have audited the accompanying consolidated balance sheet of Zones, Inc. as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zones, Inc. as of December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statement schedule listed in Item 15 as of and for the year ended December 31, 2005 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Grant Thornton LLP
Seattle, Washington
February 14, 2006

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

To the Shareholders of
Zones, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders’ equity and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Zones, Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2005

ZONES, INC.
SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions			Balance at end of period
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,666	$458	$		$$1,562 (a	)	$1,562
Allowance for inventory obsolescence	$814	$438	$	$	$ 559 (a	)	$693
Year Ended December 31, 2004
Allowance for doubtful accounts	$2,734	$297	$	$	$ 365 (a	)	$2,666
Allowance for inventory obsolescence	$763	$740	$	$	$ 689 (a	)	$814
Year Ended December 31, 2003
Allowance for doubtful accounts	$2,600	$636	$	$	$ 502 (a	)	$2,734
Allowance for inventory obsolescence	$1,084	$725	$		$$1,046 (a	)	$763

(a) Uncollectible items written off, less recoveries of items previously written off.