Form 10-Q
period 2006-03-31
ZONES INC
filed 2006-05-12
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006
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

(253) 205-3000
(Registrant's Telephone
Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

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

The number of shares of the registrant's Common Stock outstanding as of May 10, 2006 was 13,164,556.

ZONES, INC.

Part I.

Item 1.	Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$4,433	$3,195
Receivables, net of allowance for doubtful accounts of $1,673 and $1,562	57,063	68,318
Vendor receivables	14,661	14,750
Inventories	17,470	19,736
Prepaid expenses	995	922
Deferred tax asset	1,346	1,346
Total current assets	95,968	108,267
Property and equipment, net	4,111	3,810
Goodwill	5,098	5,098
Other assets	178	179
Total assets	$105,355	$117,354

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,961	$45,359
Inventory financing	12,724	8,469
Accrued liabilities	9,780	8,621
Line of credit	-	10,700
Income taxes payable	809	448
Notes payable to former shareholders of CPCS, Inc.	972	1,272
Total current liabilities	62,246	74,869
Notes payable for purchase of fixed asset	17	21
Deferred income tax	35	35
Deferred rent	1,201	1,112
Total liabilities	63,499	76,037

Commitments and contingencies

Shareholders' equity:
Common stock	36,337	37,503
Retained earnings	5,519	3,814
Total shareholders' equity	41,856	41,317
Total liabilities and shareholders' equity	$105,355	$117,354

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2006	2005

Net sales	$133,998	$126,331
Cost of sales	117,411	111,569
Gross profit	16,587	14,762

Selling, general and administrative expenses	11,862	11,199
Advertising expenses, net	1,802	1,738
Income from operations	2,923	1,825

Interest expense	199	97
Other (income), net	(21)	(36)
Other expense	178	61
Income before taxes	2,745	1,764
Provision for income taxes	1,040	673
Net income	$1,705	$1,091

Basic earnings per share	$0.13	$0.08
Shares used in computing basic earnings per share	13,179	13,443

Diluted earnings per share	$0.12	$0.08
Shares used in computing diluted earnings per share	14,696	14,466

See notes to consolidated financial statements

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Accumulated
	Shares	Amount	Earnings	Total

Balance, January 1, 2006	13,265,049	$37,503	$3,814	$41,317
Purchase and retirement of common stock	(313,600)	(1,914)		(1,914)
Exercise of stock options	146,107	478		478
Excess tax benefit from stock options exercised		161		161
Stock option plan expense		109		109
Net income			1,705	1,705
Balance, March 31, 2006	13,091,556	$36,337	$5,519	$41,856

See notes to consolidated financial statements

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$1,705	$1,091
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	521	555
Non-cash stock based compensation	109
Excess tax benefit from exercise of stock options	(161)
Deferred tax asset		672
(Increase) decrease in assets and liabilities:
Receivables, net	11,344	2,527
Inventories, net	2,266	(31)
Prepaid expenses and other assets	(73)	(259)
Accounts payable	(2,830)	(438)
Inventory financing	4,255	4,956
Accrued liabilities and deferred rent	1,247	(466)
Income taxes payable	523	(220)
Net cash provided by operating activities	18,906	8,387

Cash flows from investing activities:
Purchases of property and equipment	(823)	(473)
Net cash used in investing activities	(823)	(473)

Cash flows from financing activities:
Net change in book overdraft	(4,567)	(2,544)
Net change in line of credit	(10,700)	(6,100)
Excess tax benefit from exercise of stock options	161
Purchase and retirement of common stock	(1,914)	(650)
Proceeds from exercise of stock options	478	29
Payments of note payable	(303)	(304)
Net cash used in financing activities	(16,845)	(9,569)

Net decrease in cash and cash equivalents	1,238	(1,655)
Cash and cash equivalents at beginning of period	3,195	6,457

Cash and cash equivalents at end of period	$4,433	$4,802

See notes to consolidated financial statements

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.	Description of Business

Zones, Inc. (the “Company”) is a single-source direct marketing reseller of name-brand information technology products to the small to medium sized business market, and enterprise and public sector accounts. The Company sells through outbound and inbound account executives, specialty print and e-catalogs, and the Internet. The Company offers more than 150,000 products from leading manufacturers including 3COM, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

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

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of normal recurring accruals) necessary to state fairly the financial position and operating results for the interim periods. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, as filed with the Securities and Exchange Commission on February 24, 2006.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually on the purchase date, or when events indicate that impairment exists. All goodwill on the Company’s financial statements relate to the March 31, 2003 purchase of Corporate PC Source, Inc. The changes in the carrying amount of goodwill for the three months ended March 31, 2006 are as follows (in thousands):

Balance as of January 1, 2006	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of March 31, 2006	$5,098

The Company completed its annual impairment review required by SFAS No. 142 on March 31, 2006, and determined that its goodwill was not impaired.

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

Stock Based Compensation
The Company’s stock option plans grant options to acquire shares of common stock to certain team members and non-employee directors. Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The majority of the options have a contractual life of 10 years and vest and become exercisable at 20% increments over five years.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock issued to Employees (“APB 25”), for periods beginning in fiscal 2006. Previously, under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”). The fair value of option grants prior to January 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three months ended March 31, 2006 was $109,000 before income taxes, and did not have a material impact on net income or earnings per share.   The Company used the criteria in SFAS No. 123R to calculate and establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R. The tax benefit for stock options exercised during the quarter ended March 31, 2006 was $161,000.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statement of cash flows.

The following table shows the prior year effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (in thousands, except earnings per share):

Three Months ended March 31,
2005
Net income - as reported	$1,091
Add:
Total compensation cost included in net income (loss), net of tax	-
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(237)

Net income - pro forma	$854

Basic income per share - as reported	$0.08
Diluted income per share - as reported	$0.08

Basic income per share - pro forma	$0.06
Diluted income per share - pro forma	$0.06

Disclosures for the period ended March 31, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

There were no options granted in the three months ended March 31, 2006, and the Company does not currently plan to grant additional options in 2006. The current expense for all outstanding options granted prior to January 1, 2006 has been recognized in the consolidated statement of earnings for the three months ended March 31, 2006. Forfeitures will be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of March 31, 2006, there is $509,000 of total unrecognized pre-tax compensation expense related to nonvested stock options granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of 1.8 years.

For grants made in the first quarter of 2005, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 181%; risk-free interest rate of 3.88%; and expected lives of 4 years.

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

	Three months ended March 31,
	2006	2005
Basic earnings per share:
Net income	$1,705	$1,091

Weighted-average shares used in computing basic earnings per share	13,179	13,443
Basic earnings per share	$0.13	$0.08

Diluted earnings per share:
Net income	$1,705	$1,091

Weighted average shares outstanding	13,179	13,443
Stock options	1,517	1,023
Total common shares and dilutive securities	14,696	14,466
Diluted earnings per share	$0.12	$0.08

Options may have a dilutive effect on the calculation of earnings per share. For the three months ended March 31, 2006 and 2005, 90,668 and 449,045 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

4.	Commitments and Contingencies

Legal Proceedings
From time to time, the Company is a party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business, some of which may involve material amounts. The Company currently believes that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended March 31,
	2006	2005
Notebook & PDA’s	$17,005	$16,364
Desktops & Servers	26,399	31,271
Software	21,017	21,027
Storage	13,784	11,445
NetComm	6,240	4,783
Printers	11,032	11,382
Monitors & Video	15,559	12,615
Memory & Processors	9,506	6,626
Accessories & Other	13,456	10,818
Total	$133,998	$126,331

Substantially all of the Company’s net sales for the three months ended March 31, 2006 and 2005 were made to customers located in the United States. Substantially all of the Company’s assets at March 31, 2006 and December 31, 2005 were located within the United States. One of the Company’s customers represented a credit concentration whose sales were 12.3% and 13.3% of total sales for the three months ended March 31, 2006 and 2005, respectively.

6.	Related Party Disclosure

In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. For the three months ended March 31, 2006 and 2005 the Company paid Fana Auburn LLC $331,000 and $428,000, respectively, related to the lease. In May 2006, the Company signed an amendment to the lease agreement. Pursuant to the terms of the amendment, Landlord has agreed to increase the rentable square feet by approximately 18,923 square feet. Effective January 1, 2007, the Company will have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration.

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

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. For the six months ended December 31, 2005, the Company purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share).

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. For the three months ended March 31, 2006, the Company purchased and retired 313,600 shares of its common stock at a total cost of $1.9 million (an average price of $6.10 per share).

In April 2006, The Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program. The Company now has a $3.1 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February of 2007.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on February 24, 2006 with the Securities Exchange Commission.

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

Overview

Zones Inc. and its subsidiaries are direct marketing resellers of technology hardware, software and services. The Company procures and fulfills information technology solutions to commercial customers, specifically small to medium business (between 50 and 1,000 computer users) and enterprise customers (greater than 1,000 computer users), and the public sector market place (education and state and local government). Relationships with small to medium sized businesses (“SMB”), enterprise customers and public sector institutions represented 97.5% of total net sales during the first three months of 2006. The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

The Company reaches its customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model utilizing outbound account executives, customized web stores for corporate customers through ZonesConnect, a state of the art Internet portal at www.zones.com, dedicated e-marketing and direct marketing vehicles and catalogs for demand response opportunities and corporate branding.

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name brand products at competitive prices. The Company offers over 150,000 hardware, software, peripheral and accessory products and services for users of PC and Mac platform computers from over 2,000 manufacturers.

The corporate management team regularly reviews the Company’s performance using a variety of financial and non-financial metrics including, but not limited to, net sales, gross margin, vendor programs and co-op advertising reimbursements, advertising expenses, personnel costs, productivity per team member, average order size, accounts receivables aging, inventory aging, liquidity and cash resources.   Company management compares the various metrics against goals and budgets, and takes appropriate action to enhance Company performance.

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At March 31, 2006, the Company had 606 team members in its consolidated operations; 278 of whom are inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington. The Company makes available free of charge on its website, www.zones.com/IR, additional company information.

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the Securities and Exchange Commission on February 24, 2006, the Company included a discussion of the most significant accounting policies and estimates used in the preparation of its financial statements. There has been no material change in the policies and estimates used by the Company in the preparation of its financial statements since the filing of our most recent annual report.

Results of Operations

The following table presents the Company’s unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended March 31,
	2006	2005
Net sales	100.0%	100.0%
Cost of sales	87.6	88.3
Gross profit	12.4	11.7
Selling, general and administrative expenses	8.9	8.9
Advertising expenses, net	1.3	1.4
Income from operations	2.2	1.4
Other expense	0.1	0.0
Income before income taxes	2.1	1.4
Provision for income taxes	0.8	0.5
Net income	1.3%	0.9%

Selected operating data:
Number of shipments	103,000	99,000
Average order size	$1,334	$1,299
Sales force, end of period	278	292

Product Mix (% of Net Sales):
Notebook & PDA’s	12.7%	13.0%
Desktops & Servers	19.7	24.8
Software	15.7	16.6
Storage	10.3	9.1
NetComm	4.7	3.8
Printers	8.2	9.0
Monitors & Video	11.6	10.0
Memory & Processors	7.1	5.2
Accessories & Other	10.0	8.5

Comparison of Three Month Periods Ended March 31, 2006 and 2005

Net Sales. Consolidated net sales for the quarter ended March 31, 2006 increased 6.1% to $134.0 million compared to $126.3 million in the first quarter of 2005. The increase is primarily due to growth in sales to the Company’s outbound customers. Consolidated outbound sales to commercial and public sector accounts increased 8.5% to $130.6 million in the first quarter of 2006 from $120.4 million in the corresponding period of the prior year, and they now represent 97.5% of the Company’s total net sales. Sales to the Company’s commercial customers increased 8.9% to $124.2 million for the three months ended March 31, 2006, compared to $114.1 million in the three months ended March 31, 2005. Net sales to public sector customers increased slightly to $6.4 million in the first quarter of 2006 from $6.3 million in the first quarter of 2005. Inbound sales to our legacy Mac-platform consumer and small office/home office (“SOHO”) customers declined 42.7% to $3.4 million, or 2.5% of net sales. This decline was anticipated as the Company’s focus is on outbound sales customers who respond to the relationship-based selling model.

Gross Profit. Consolidated gross profit increased to $16.6 million for the first quarter of 2006, compared to $14.8 million in the first quarter of 2005. Gross profit as a percentage of net sales increased to 12.4% in the quarter ended March 31, 2006 compared to 11.7% in the prior year . The increase is primarily due to product mix and vendor programs. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses. SG&A expense dollars increased to $11.9 million for the quarter ended March 31, 2006, compared to $11.2 million in the prior year period. As a percent of sales, SG&A was flat at 8.9% for the quarters ended March 31, 2006 and 2005. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.
•	Salaries, wages and benefits increased $272,000 during the first quarter 2006 compared to the prior year. The increase primarily relates to expense related to the Company’s bonus programs.
•
Warehousing and distribution expenses increased $202,000 for the three months ended March, 31, 2006 compared to the prior year. The increase is primarily due to temporary labor needed to supplement the permanent employees during times of increased activity. For the period ending March 31, 2006 and 2005, warehousing and distribution network costs totaled $606,000 and $404,000 respectively.

•
Facilities expense in the first quarter 2006 declined $57,000 compared to the prior year. The decline is due to a credit received for a prior year common area maintenance adjustment, net of new facilities leased in conjunction with the Portland call center.

•
Professional fees increased $142,000 in the first quarter of 2006 compared to the first quarter of 2005. The year over year increase is primarily due to business process outsourcing arrangements and recruiting fees associated with hiring account executives for the new Portland call center.

•	Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising increased slightly to $1.8 million in the three month period ended March 31, 2006 from $1.7 million in the comparable 2005 period.
•	Gross advertising expense increased to $2.2 million for the first quarter of 2006 compared to $1.9 million in the first quarter of 2005.
•	The Company’s gross advertising vendor reimbursements increased to $373,000 in the first quarter of 2006 from $138,000 in the first quarter of 2005.

Interest Expense. Interest expense was $199,000 for the quarter ended March 31, 2006 compared to $97,000 in the first quarter of 2005. Interest expense of $170,000 and $60,000 for the periods ended March 31, 2006 and 2005, respectively, related to the Company’s use of its working capital line. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $21,000 for the three months ended March 31, 2006 compared to $36,000 at March 31, 2005. The amounts recorded here were primarily due to finance charges collected from certain customers which will vary from period to period.

Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2006 was $1.0 million compared to $673,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 37.9% for the quarter ended March 31, 2006 compared to 38.1% for the quarter ended March 31, 2005.

Net Income. Net income for the quarter ended March 31, 2006 was $1.7 million compared to $1.1 million in the first quarter of 2005. Basic and diluted income per share was $0.13 and $0.12, respectively, for the three months ended March 31, 2006, compared to $0.08 for the quarter ended March 31, 2005.

Liquidity and Capital Resources

Working Capital
The Company’s total assets were $105.4 million at March 31, 2006, of which $96.0 million were current assets. At March 31, 2006 and December 31, 2005, the Company had cash and cash equivalents of $4.4 million and $3.2 million respectively, and had working capital of $33.7 million and $33.4 million, respectively.

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

In July 2005, the Board of Directors authorized the continuation of the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. For the six months ended December 31, 2005, the Company purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share).

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. For the three months ended March 31, 2006, the Company purchased and retired 313,600 shares of its common stock at a total cost of $1.9 million (an average price of $6.10 per share).

In April 2006, The Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program. The Company now has a $3.1 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February of 2007.

The following table represents the Company’s common stock repurchased and retired during the first quarter of 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2006 through January 31, 2006	0	$-		$1,966,701
February 1, 2006 through February 28, 2006	313,600	$6.10	313,600	$1,052,989
March 1, 2006 through March 31, 2006	0	$-	0	$1,052,989

Due to the fundamental shift in its cash flow cycle, the Company leverages its secured line of credit for timing difference in cash inflows and cash outflows to invest in the growth of its business. The secured line of credit is utilized to invest in capital purchases, investments in inventory for certain customers, and available early pay discounts.

At March 31, 2006, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60-days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances under the inventory financing facility do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At March 31, 2006, the Company was compliant with all covenants of this facility. At March 31, 2006, there were no working capital advances outstanding and amounts owed for flooring arrangements of $12.7 million were owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy its operating cash needs, as well as principal payments of $972,000 owed to the former shareholders of CPCS, and up to the remaining balance of $3.1 million authorized in the Company’s stock repurchase program, which will terminate in February 2007 unless renewed, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Cash Flows
Net cash provided by operating activities was $18.9 million at March 31, 2006. The primary factors that affected cash flow from operating activities at March 31, 2006, were account and vendor receivables, the net change of accounts payable and inventory financing and the decrease in inventory levels. Account and vendor receivables decreased $11.3 million due to a sequential decline in net sales. The net change in accounts payable and inventory financing was an increase of $1.4 million. The net accounts payable and inventory financing balance change is due to purchasing and payment cycles. The Company’s inventory declined $2.3 million. Included in inventory at March 31, 2006, was $2.8 million of inventories not available for sale that represent inventories segregated pursuant to binding customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

Net cash used in investing activities was $823,000 at March 31, 2006. Cash outlays for capital expenditures were $823,000 and $473,000 for the three months ended March 31, 2006 and 2005, respectively. The 2006 capital expenditures were primarily related to the start-up costs associated with its Portland call center which opened in February 2006. The 2005 capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies.

The most significant components of the Company’s financing activities are:  the purchase of the Company’s common stock under its share repurchase program, net change in the Company’s secured line of credit, and net change in book overdraft. For the period ended March 31, 2006, the Company repurchased $1.9 million of its common stock under its share repurchase program. Net change in the Company’s line of credit and book overdraft was a decrease of $10.7 million and $4.6 million, respectively. The Company’s financing activities for the period ended March 31, 2006, also included the payment of an amount due on the note payable issued in its acquisition of CPCS. The Company paid the former shareholders of CPCS $300,000 during the three months ended March 31, 2006 and 2005. The Company has a remaining balance of $972,000 due to the former shareholders of CPCS which will by paid by the end of the second quarter of 2006.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of the Company’s business, to the contractual obligations specified in the table of contractual obligations included in the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations” incorporated by reference in the Company’s Fiscal 2005 Annual Report on Form 10-K.

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

Item 1A.	Risk Factors

There are a number of important factors that could our actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which we may or may not yet be aware.

No Assurance of Future Profitability. Our operating results are difficult to forecast, and external factors affecting sales and operating results are:
•	purchasing cycles of commercial and public sector customers;
•	the level of corporate investment in new IT-related capital equipment;
•	decisions by IT equipment manufacturers to increase their direct sales initiatives;
•	industry announcements of new products or upgrades;
•	industry consolidation;

•	cost of compliance with new legal and regulatory requirements; and
•	general economic conditions.
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

Account Executive Hiring, Retention and Productivity. We intend to continue to recruit account executives. We ended the first quarter of 2006 with 278 account executives compared to 292 in 2005. The reduction was due to a qualitative review of our account executives. Currently, we anticipate hiring and retaining approximately 100 new account executives by the end of 2006 for our Portland, Oregon call center, while continuing to hire for our Auburn headquarters. However, there are no assurances that we will be able to hire to these levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives. The productivity of account executives has historically been closely correlated with tenure. Even if we do retain our account executives, there are no assurances that they will become productive at historical levels. Additionally, there are no assurances that our new Portland, Oregon call center will attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Vendor Support. We have a variety of relationships with our vendors that in the past have contributed significantly to profit margins. For example, certain product manufacturers and distributors provide us with incentives in the form of rebates, volume incentive rebates, cash discounts and trade allowances. Our current vendor programs continue to be refined and there are no assurances that we will attain the same level of vendor support in the future. In addition, many of our vendors provide us with cooperative advertising funds, which reimburse us for expenses associated with specific forms of advertising. Industry-wide, manufacturers, distributors and vendors have been reducing these incentives and curtailing these programs. If these forms of vendor support decline further, or if we are otherwise unable to take advantage of continuing vendor support programs, or if we fail to manage the complexity of these programs, our business, financial condition, cash flows or results of operations could be adversely affected.

Major Shareholder. Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns 52.6% of the outstanding shares of our common stock, excluding shares that he may acquire upon exercise of stock options that he holds. The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock. We are also certified as a Minority Business Enterprise based on Mr. Lalji’s maintenance of voting control. The certification allows us to compete for certain sales opportunities. A decrease in Mr. Lalji’s level of voting power could have an adverse effect on our ability to retain certain customers or compete for certain opportunities.

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

Reliance on Vendor Relationships. We acquire products directly from manufacturers, such as Hewlett-Packard, IBM and Lenovo, as well as from distributors such as Ingram Micro, Synnex, Tech Data and others. Certain hardware manufacturers limit the number of product units available to direct marketing resellers. Substantially, all of our contracts and arrangements with its vendors are terminable without notice or upon short notice. Termination, interruption or contraction of our relationships with our vendors could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Liquidity of Stock and NASDAQ National Market Listing. There is relatively limited trading of our stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if our stock were to be delisted from the NASDAQ National Market. The NASDAQ National Market also imposes a requirement for continued listing that mandates that the value of shares publicly held, excluding those held by directors, officers and beneficial owners, exceed certain minimums. A potential future delisting of our common stock could result in significantly reduced circulation of our common stock, more limited press coverage, reduced interest by investors in the common stock, adverse effects on the trading market, downward pressure on the price for and liquidity of our stock, and reduced ability to issue additional securities or to secure additional financing.

Major Customer. From time to time we have customers that represent a credit concentration with more than 10% of total net sales. One of the Company’s customers, IBM Global Services who purchases on behalf of many varied end-users, represented a credit concentration whose sales were12.3% and 13.3% of total sales for the three months ended March 31, 2006 and 2005, respectively. The concentration of credit risk associated with this major customer could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

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

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program. The Company is authorized to repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. For the three months ended March 31, 2006, the Company purchased and retired 313,600 shares of its common stock at a total cost of $1.9 million (an average price of $6.10 per share).

In April 2006, The Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program. The Company now has a $3.1 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February of 2007.

The following table sets forth information on the Company’s common stock repurchase program for the quarter ended March 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2006 through January 31, 2006	0	$-		$1,966,701
February 1, 2006 through February 28, 2006	313,600	$6.10	313,600	$1,052,989
March 1, 2006 through March 31, 2006	0	$-	0	$1,052,989

Item 6.	Exhibits

(a)	Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Amendment to Office Lease between Zones, Inc and Fana Auburn LLC	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: May 12, 2006

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer