Form 10-Q
period 2006-06-30
ZONES INC
filed 2006-08-14
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006
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

(253) 205-3000
(Registrant's Telephone
Number, Including Area Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒   No    ☐     .

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

The number of shares of the registrant's Common Stock outstanding as of May 10, 2006 was 13,240,958.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Index

Part I.

Item 1. Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$3,335	$3,195
Receivables, net of allowance for doubtful accounts of $1,915 and $1,562	61,772	68,318
Vendor receivables	12,901	14,750
Inventories	18,723	19,736
Prepaid expenses	1,174	922
Deferred tax asset	1,346	1,346
Total current assets	99,251	108,267
Property and equipment, net	3,924	3,810
Goodwill	5,098	5,098
Other assets	187	179
Total assets	$108,460	$117,354
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,981	$45,359
Inventory financing	11,766	8,469
Accrued liabilities	10,856	8,621
Line of credit		10,700
Income taxes payable	410	448
Notes payable to former shareholders of CPCS		1,272
Total current liabilities	62,013	74,869
Notes payable for purchase of fixed asset	14	21
Deferred income tax	35	35
Deferred rent	1,323	1,112
Total liabilities	63,385	76,037

Commitments and contingencies

Shareholders' equity:
Common stock	36,639	37,503
Retained earnings	8,436	3,814
Total shareholders' equity	45,075	41,317
Total liabilities and shareholders' equity	$108,460	$117,354

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Net sales	$145,210	$127,630	$279,208	$253,961
Cost of sales	125,822	113,094	243,233	224,663
Gross profit	19,388	14,536	35,975	29,298
Selling, general and administrative	12,765	10,979	24,627	22,178
Advertising expenses, net	1,768	1,400	3,570	3,139
Income from operations	4,855	2,157	7,778	3,981

Interest expense	145	63	344	160
Other income	(23)	(13)	(44)	(50)
Other expense, net	122	50	300	110
Income before taxes	4,733	2,107	7,478	3,871
Provision for income taxes	1,816	811	2,856	1,484
Net income	$2,917	$1,296	$4,622	$2,387

Basic income per share	$0.22	$0.10	$0.35	$0.18

Shares used in computing basic income per share	13,165	13,380	13,172	13,412

Diluted income per share	$0.20	$0.09	$0.32	$0.17

Shares used in computing diluted income per share	14,633	14,148	14,667	14,347

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2006	13,265,049	$37,503	$3,814	$41,317
Purchase and retirement of common stock	(371,600)	(2,295)		(2,295)
Exercise of stock options	298,687	861		861
Excess tax benefit from stock options exercised		368		368
Stock option plan expense		202		202
Net income			4,622	4,622
Balance, June 30, 2006	13,192,136	$36,639	$8,436	$45,075

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$4,622	$2,387
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	965	1,023
Non-cash stock based compensation	202
Excess tax benefit from exercise of stock options	(368)	5
Deferred tax asset		1,477
(Increase) decrease in assets and liabilities:
Receivables, net	8,396	407
Inventories, net	1,013	1,913
Prepaid expenses and other assets	(260)	(232)
Accounts payable	(1,488)	69
Inventory financing	3,296	(6,792)
Accrued liabilities and deferred rent	2,446	218
Income taxes payable	331
Net cash provided by operating activities	19,154	475

Cash flows from investing activities:
Purchases of property and equipment	(1,080)	(816)
Net cash used in investing activities	(1,080)	(816)

Cash flows from financing activities:
Net change in book overdraft	(4,890)	864
Net change in line of credit	(10,700)	(2,200)
Excess tax benefit from exercise of stock options	368
Purchase and retirement of common stock	(2,295)	(779)
Proceeds from exercise of stock options	861	172
Payments of notes payable	(1,279)	(1,079)
Net cash used in financing activities	(17,935)	(3,022)

Net increase (decrease) in cash and cash equivalents	140	(3,363)
Cash and cash equivalents at beginning of period	3,195	6,457

Cash and cash equivalents at end of period	$3,335	$3,094

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

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the Securities and Exchange Commission on February 24, 2006.

Principles of Consolidation
The accompanying consolidated interim financial statements include the accounts of the Company and its subsidiaries. Intercompany transactions have been eliminated in consolidation.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31. The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (in thousands):

Balance as of January 1, 2006	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of June 30, 2006	$5,098

The Company completed the impairment review required by SFAS No. 142 on March 31, 2006 and determined that its goodwill was not impaired.

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

Index

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three and six months ended June 30, 2006 was $92,000 and $202,000, respectively, before income taxes, and did not have a material impact on net income or earnings per share.   The Company used the criteria in SFAS No. 123R to calculate and establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R. The tax benefit for stock options exercised during the three and six months ended June 30, 2006 was $207,000 and $368,000, respectively.

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

Index

The following table shows the prior year effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (in thousands, except earnings per share):

Three months ended June 30, 2005

Net income - as reported	$1,296
Add:
Total compensation cost included in net income, net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(271)

Net income - pro forma	$1,025

Basic income per share - as reported	$0.10
Diluted income per share - as reported	$0.09

Basic income per share - pro forma	$0.08
Diluted income per share - pro forma	$0.07

Six months ended June 30, 2005

Net income - as reported	$2,387
Add:
Total compensation cost included in net income, net of tax
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(508)

Net income - pro forma	$1,879

Basic income per share - as reported	$0.18
Diluted income per share - as reported	$0.17

Basic income per share - pro forma	$0.14
Diluted income per share - pro forma	$0.13

For grants made in the three and six months ended June 30, 2005, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 189%; risk-free interest rate of 3.88%; and expected lives of 5 years.

Disclosures for the periods ended June 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

There were no options granted in the three or six months ended June 30, 2006. The current expense for all outstanding options granted prior to January 1, 2006 has been recognized in the consolidated statement of earnings for the three and six months ended June 30, 2006. Forfeitures will be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of June 30, 2006, there is $402,000 of total unrecognized pre-tax compensation expense related to nonvested stock options granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

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

Recent Accounting Pronouncements
In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" (FIN 48). This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of FIN 48 on its consolidated results of operations and financial condition.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$2,917	$1,296	$4,622	$2,387
Weighted average shares outstanding	13,165	13,380	13,172	13,412
Basic income per share	$0.22	$0.10	$0.35	$0.18

Diluted earnings per share:
Net income	$2,917	$1,296	$4,622	$2,387
Weighted average shares outstanding	13,165	13,380	13,172	13,412
Stock options	1,468	768	1,495	935
Total common shares and dilutive securities	14,633	14,148	14,667	14,347
Diluted income per share	$0.20	$0.09	$0.32	$0.17

Options may have a dilutive effect on the calculation of earnings per share. For the three and six months ended June 30, 2006, 90,573 shares underlying outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and six months ended June 30, 2005, 492,070 and 477,259 shares, respectively, underlying outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

In fiscal years 2003 and 2004, the Company reported its subsidiary, CPCS, and its Zones reporting unit as separate segments. On April 1, 2005, the Company merged CPCS into the Zones reporting unit. Accordingly, no separate segment for CPCS currently exists. The Company now comprises one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small to medium-sized businesses, enterprise and the public sector markets.

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Notebook & PDA’s	$18,426	$19,116	$35,430	$35,481
Desktops & Servers	31,813	25,326	58,212	56,593
Software	23,973	20,703	44,990	41,730
Storage	13,638	11,950	27,422	23,395
NetComm	6,543	5,353	12,783	10,137
Printers	10,095	12,460	21,128	23,843
Monitors & Video	12,455	13,152	28,013	25,767
Memory & Processors	9,631	7,645	19,137	14,271
Accessories & Other	18,636	11,925	32,093	22,744

Substantially all of the Company’s net sales for the three and six months ended June 30, 2006 and June 30, 2005 were made to customers located in the United States. Substantially all of the Company’s assets at June 30, 2006 and December 31, 2005 were located within the United States. The Company had one customer which represented over 10% of total sales for the six month period ended June 30, 2006. Net sales to this customer were $30.9 million for the six months ended June 30, 2006. The Company had one customer which represented over 10% of total sales for the three and six month periods ended June 30, 2005. Net sales to this customer were $17.6 million and $34.6 million for the three and six months ended June 30, 2005, respectively.

6.	Related Party Disclosure

In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.2 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. For the three months ended June 30, 2006 and 2005 the Company paid Fana Auburn LLC $431,000 and $424,000, respectively, related to the lease. For the six months ended June 30, 2006 and 2005 the Company paid Fana Auburn LLC $762,000 and $852,000, respectively, related to the lease. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration. In May 2006, the Company signed an amendment to the lease agreement. Pursuant to the terms of the amendment, Fana Auburn LLC has agreed to increase the rentable square feet by approximately 18,923 square feet. The additional square feet will increase the annual lease payment by $259,000. Effective January 1, 2007, the Company will have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.

Index

7.	Share Repurchase Program

The Board of Directors authorized a stock repurchase program in July of 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the twelve months ended June 30, 2005, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

In July 2005, the Board of Directors authorized a continuation of the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. For the six months ended December 31, 2005, the Company purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share).

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. For the three months ended March 31, 2006, the Company purchased and retired 313,600 shares of its common stock at a total cost of $1.9 million (an average price of $6.10 per share).

In April 2006, the Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program through February 2007. For the three months ended June 30, 2006, the Company purchased and retired 58,000 shares of its common stock at a total cost of $381,000 (an average price of $6.57 per share).

The Company now has a $2.7 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February of 2007 if market conditions and prices warrant the investment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “plan,” “intend,” “should,” “could,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed on February 24, 2006 with the Securities Exchange Commission.

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

Index

Overview

Zones Inc. is a direct marketing reseller of technology hardware, software and services. The Company procures and fulfills information technology solutions to commercial customers, specifically small to medium business (between 50 and 1,000 computer users) (“SMB”), and enterprise (greater than 1,000 computer users) customers, and the public sector market place (education and state and local government). Relationships with SMB, enterprise customers and public sector institutions represented 97.9% of total net sales during the three months ended June 30, 2006. The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

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

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At June 30, 2006, the Company had 622 team members in its consolidated operations, 300 of whom are inbound and outbound account executives. The Company makes additional company information available free of charge on its website, www.zones.com/IR,.

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

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.6	88.6	87.1	88.5
Gross profit	13.4	11.4	12.9	11.5
Selling, general and administrative expenses	8.8	8.6	8.8	8.7
Advertising expenses, net	1.2	1.1	1.3	1.2
Income (loss) from operations	3.4	1.7	2.8	1.6
Other (income) expense	0.1	0.1	0.1	0.1
Income (loss) before income taxes	3.3	1.6	2.7	1.5
Provision (benefit) for income taxes	1.3	0.6	1.0	0.6
Net income (loss)	2.0%	1.0%	1.7%	0.9%

Selected operating data:
Number of orders	100,000	99,000	203,000	198,000
Average order size	$1,480	$1,340	$1,406	$1,320
Sales force, end of period	300	275	300	275

Product Mix (% of Net Sales):
Notebook & PDA’s	12.7%	15.0%	12.7%	14.0%
Desktops & Servers	21.9	19.8	20.9	22.3
Software	16.5	16.2	16.1	16.4
Storage	9.4	9.4	9.8	9.2
NetComm	4.5	4.2	4.6	4.0
Printers	7.0	9.8	7.6	9.4
Monitors & Video	8.6	10.3	10.0	10.1
Memory & Processors	6.6	6.0	6.9	5.6
Accessories & Other	12.8	9.3	11.4	9.0

Comparison of Three Month Periods Ended June 30, 2006 and 2005

Net Sales. Consolidated net sales for the quarter ended June 30, 2006 increased 13.8% to $145.2 million compared to $127.6 million in the second quarter of 2005. The increase is primarily due to growth in sales to the Company’s outbound customers. Consolidated outbound sales to commercial and public sector accounts increased 15.9% to $142.2 million in the second quarter of 2006 from $122.7 million in the corresponding period of the prior year, and they now represent 97.9% of the Company’s total net sales. Sales to the Company’s SMB customers increased 16.9% to $52.6 million for the three months ended June 30, 2006, compared to $45.0 million in the three months ended June 30, 2005. Sales to the Company’s enterprise customers increased 16.2% to $78.4 million for the three months ended June 30, 2006 compared to $67.5 million in the three months ended June 30, 2006. Net sales to public sector customers increased 11.1% to $10.7 million in the second quarter of 2006 from $9.6 million in the second quarter of 2005. Inbound sales to our legacy Mac-platform consumer and small office/home office (“SOHO”) customers declined 38.4% to $3.0 million, or 2.1% of net sales. This decline was anticipated as the Company’s focus is on outbound sales customers who respond to the relationship-based selling model.

Gross Profit. Consolidated gross profit increased 33.4% to $19.4 million for the second quarter of 2006, compared to $14.5 million in the second quarter of 2005. Gross profit as a percentage of net sales increased to 13.4% in the quarter ended June 30, 2006 compared to 11.4% in the second quarter of 2005. The increase is primarily due to vendor programs and the net contribution from sales of Microsoft Enterprise Agreements. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to that of a company that includes its warehousing and distribution network costs as a cost of sales.

Index

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $12.8 million for the quarter ended June 30, 2006 compared to $11.0 million in the second quarter of 2005. As a percent of sales, SG&A was 8.8% for the quarter ended June 30, 2006 compared to 8.6% for the second quarter of 2005. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.
•
Salaries, wages and benefits increased $1.5 million during the second quarter 2006 compared to the second quarter of the prior year. The Company’s total headcount increased 5.4% to 622 team members at June 30, 2006 from 590 at June 30, 2005 primarily due to recruiting efforts to increase the sales force. Total sales headcount increased 9.0% to 300 account executives compared to 275 at June 30, 2005. Additionally, the Company had increased management incentive compensations expense in the three months ended June 30, 2006 compared to the prior year.

•
Professional fees increased $256,000 for the second quarter of 2006 compared to the second quarter of the prior year. The increase is due to consulting fees associated with the Company’s documentation of internal controls and business process outsourcing arrangements, increased legal fees and recruiting fees associated with hiring account executives.

•	For the period ending June 30, 2006 and 2005, warehousing and distribution network costs totaled $587,000 and $597,000 respectively.
•	Facilities expense increased by $98,000 during the second quarter of 2006 compared to the second quarter of 2005. The increase in facilities expense is primarily due to the new Portland location.
•	Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising increased to $1.7 million in the three month period ended June 30, 2006 from $1.4 million in the comparable 2005 period. Net cost of advertising costs will vary based on available vendor programs.
•	Gross advertising expense increased to $2.2 million for the second quarter of 2006 compared to $1.4 million in the second quarter of 2005.
•	The Company’s gross advertising reimbursements increased to $385,000 in 2006 from $116,000 in 2005.

Interest Expense. Interest expense was $145,000 for the quarter ended June 30, 2006 compared to $63,000 in the second quarter of 2005. The Company’s use of its line of credit incurred interest expense of $140,000 and $37,000 for the three month periods ended June 30, 2006 and 2005, respectively. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $23,000 for the three months ended June 30, 2006 compared to $13,000 at June 30, 2005. The increase was primarily due to increased finance charges collected from certain customers.

Provision for Income Taxes. The provision for income taxes for the quarter ended June 30, 2006 was $1.8 million compared to $811,000 in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.4% for the quarter ended June 30, 2006 compared to 38.5% for the quarter ended June 30, 2005.

Net Income. Net income for the quarter ended June 30, 2006 was $2.9 million compared to $1.3 million in the second quarter of 2005. Basic and diluted income per share was $0.22 and $0.20, respectively, for the three months ended June 30, 2006 compared to $0.10 and $0.09, respectively, for the quarter ended June 30, 2005.

Index

Comparison of Six Month Periods Ended June 30, 2006 and 2005

Net Sales. Consolidated net sales for the six months ended June 30, 2006 increased 9.9% to $279.2 million compared to $254.0 million in 2005. The increase is primarily due to growth in sales to the Company’s outbound customers. Consolidated outbound sales to commercial and public sector accounts increased 12.2% to $272.8 million in the first six months of 2006 from $243.1 million in the corresponding period of the prior year, and they now represent 97.7% of the Company’s total net sales. Sales to the Company’s SMB customers increased 10.6% to $102.5 million for the six months ended June 30, 2006, compared to $92.7 million in the six months ended June 30, 2005. Sales to the Company’s enterprise customers increased 14.3% to $152.1 million for the six months ended June 30, 2006 compared to $133.1 million in the six months ended June 30, 2006. Net sales to public sector customers increased to $17.1 million in the six months ended June 30, 2006 from $15.9 million in the six months ended June 30, 2005. Inbound sales to our legacy Mac-platform consumer and small office/home office customers declined 40.8% to $6.4 million, or 2.3% of net sales. This decline was anticipated as the Company’s focus is on outbound sales customers who respond to the relationship-based selling model.

Gross Profit. Consolidated gross profit increased to $36.0 million for the six months ended June 30, 2006, compared to $29.3 million in the first half of 2005. Gross profit as a percentage of net sales increased to 12.9% in the six months ended June 30, 2006 compared to 11.5% in 2005. The increase is primarily due to product mix and vendor programs, as well increased net contribution from Microsoft Enterprise Agreements. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $24.6 million for the six months ended June 30, 2006 compared to $22.2 million in 2005. As a percent of sales, SG&A was 8.8% for the six months ended June 30, 2006 compared to 8.7% for the first half of 2005. The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.
•
Salaries, wages and benefits increased $1.8 million during the first half of 2006 compared to the first half of the prior year. The Company’s total headcount increased 5.4% to 622 team members at June 30, 2006 from 590 at June 30, 2005 primarily due to recruiting efforts to increase the sales force. Total sales headcount increased 9.0% to 300 account executives compared to 275 at June 30, 2005. Additionally, the Company had increased management incentive compensations expense in the six months ended June 30, 2006 compared to the prior year.

•
Professional fees increased $407,000 for the first half of 2006 compared to the first half of the prior year. The increase is due to increased consulting fees associated with the Company’s documentation of internal controls and business process outsourcing arrangements, legal fees and recruiting fees associated with hiring account executives. .

•
For the six month periods ending June 30, 2006 and 2005, warehousing and distribution network costs totaled $1.2 million and $1.0 million, respectively. The year over year increase is primarily due to the Company’s increased labor costs in its Bensenville, IL facility.

•	Declines in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, to increase the awareness of its brand and as demand response vehicles. The Company's net cost of advertising increased to $3.6 million in the six month period ended June 30, 2006 from $3.1 million in the comparable 2005 period. Net cost of advertising will vary based on available vendor programs.
•	Gross advertising expense increased to $4.3 million for the first half of 2006 compared to $3.4 million in 2005.
•	The Company’s gross advertising reimbursements increased to $758,000 in 2006 from $253,000 in 2005.

Index

Interest Expense. Interest expense was $344,000 for the six months ended June 30, 2006 compared to $160,000 in the first half of 2005. The Company’s use of its working capital line incurred interest expense of $310,000 and $97,000 for the six month periods ended June 30, 2006 and 2005, respectively. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $44,000 for the six months ended June 30, 2006 compared to $50,000 at June 30, 2005. The decrease was primarily due to a decline in the average cash available to invest in interest bearing securities.

Provision for Income Taxes. The provision for income taxes for the six months ended June 30, 2006 was $2.9 million compared to $1.5 million in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.2% for the six months ended June 30, 2006, compared to 38.3% in 2005.

Net Income. Net income for the six months ended June 30, 2006 was $4.6 million compared to $2.4 million in the first half of 2005. Basic and diluted income per share was $0.35 and $0.32, respectively, for the six months ended June 30, 2006 compared to $0.18 and $0.17, respectively, for the six months ended June 30, 2005.

Liquidity and Capital Resources

Working Capital
The Company’s total assets were $108.5 million at June 30, 2006, of which $99.0 million were current assets. At June 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $3.3 million and $3.2 million respectively, and had net working capital of $37.2 million and $33.4 million, respectively.

The Board of Directors authorized a stock repurchase program in July of 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the twelve months ended June 30, 2005, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

In July 2005, the Board of Directors authorized a continuation of the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. For the six months ended December 31, 2005, the Company purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share).

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. For the three months ended March 31, 2006, the Company purchased and retired 313,600 shares of its common stock at a total cost of $1.9 million (an average price of $6.10 per share).

In April 2006, the Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program through February 2007. For the three months ended June 30, 2006, the Company purchased and retired 58,000 shares of its common stock at a total cost of $381,000 (an average price of $6.57 per share).

The Company now has a $2.7 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February of 2007 if market conditions and prices warrant the investment.

Index

The following table represents the Company’s common stock repurchased and retired during the second quarter of 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
April 1, 2006 through April 30, 2006	0	$-		$3,052,989
May 1, 2006 through May 31, 2006	58,000	$6.57	58,000	$2,671,929
June 1, 2006 through June 30, 2006	0	$-	0	$2,671,929

Due to the fundamental shift in its cash flow cycle, the Company leverages its secured line of credit to manage timing differences in cash inflows and cash outflows to invest in the growth of its business. The secured line of credit is utilized to invest in capital purchases, to invest in inventory, and to take advantage of available early pay discounts offered by certain vendors.

At June 30, 2006, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60-days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances under the inventory financing facility do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At June 30, 2006, the Company was compliant with all covenants of this facility. At June 30, 2006, there were no working capital advances outstanding and amounts owed for flooring arrangements of $11.8 million were owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy its operating cash needs, and up to the remaining balance of $2.7 million authorized in the Company’s stock repurchase program, which will terminate in February 2007 unless renewed, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to reduce or curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Cash Flows
Net cash provided by operating activities was $19.2 million in the six months ended June 30, 2006. The primary factors that affected cash flow from operating activities in the six months ended June 30, 2006, were receipts of account and vendor receivables, the net decrease of accounts payable and inventory financing, and the increase in accrued liabilities. Account and vendor receivables decreased $8.4 million due to a decline in net sales compared to December 31, 2005. The net change in accounts payable and inventory financing was a decrease of $1.8 million. The net accounts payable and inventory financing balance change is due to purchasing and payment cycles. The Company’s accrued liabilities increased by $2.4 million due payroll costs associated with the Company’s incentive compensation programs, as well as an increase in taxes payable.

Index

Net cash used in investing activities was $1.1 million in the six months ended June 30, 2006. Cash outlays for capital expenditures were $1.1 million and $816,000 for the six months ended June 30, 2006 and 2005, respectively. The 2006 capital expenditures were primarily related to the start-up costs associated with the Portland call center which opened in February 2006. The 2005 capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies.

The most significant components of the Company’s financing activities are:  the purchase of the Company’s common stock under its share repurchase program, net change in the Company’s secured line of credit, and net change in book overdraft. For the six months ended June 30, 2006, the Company repurchased $2.3 million of its common stock under its share repurchase program. Net changes in the Company’s line of credit and book overdraft were a decrease of $10.7 million and $4.9 million, respectively. The Company’s financing activities for the six months ended June 30, 2006, also included the payment of an amount due on the note payable issued in its acquisition of CPCS. The Company paid the final payment during the second quarter of 2006. For the six months ended June 30, 2006 and 2005, the Company paid former shareholders of CPCS $1.3 million and $1.1 million, respectively.

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

Index

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

No Assurance of Future Profitability. Our operating results are difficult to forecast, and there are a number of factors outside of our control affecting sales and operating results, including:
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
There can be no assurance that we will be able to continue to identify or achieve additional cost savings or to maintain profitability going forward.

No Assurance as to Sales Levels. There is no assurance that we will sustain our current sales levels. Sales may decline for any number of reasons, including:
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

Account Executive Hiring, Retention and Productivity. We intend to continue to recruit account executives. We ended the second quarter of 2006 with 300 account executives compared to 275 in 2005. We hope to be able to hire and retain approximately 100 new account executives by the end of 2006 for our Portland, Oregon call center, and continue to hire for our Auburn headquarters. However, there are no assurances that we will be able to hire to these levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives. The productivity of our account executives has historically been closely correlated with tenure. Even if we do retain our account executives, there are no assurances that they will become productive at historical levels. Additionally, there are no assurances that our new Portland, Oregon call center will attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Index

Vendor Support. We have a variety of relationships with our vendors that in the past have contributed significantly to profit margins. For example, certain product manufacturers and distributors provide us with incentives in the form of rebates, volume incentive rebates, cash discounts and trade allowances. Our current vendor programs continue to be refined and there are no assurances that we will attain the level of vendor support in the future that we have obtained in the past. In addition, many of our vendors provide us with cooperative advertising funds, which reimburse us for expenses associated with specific forms of advertising. Industry-wide, the trend has been for manufacturers, distributors and vendors to reduce these incentives and curtail these programs. If these forms of vendor support decline further, or if we are otherwise unable to take advantage of continuing vendor support programs, or if we fail to manage the complexity of these programs, our business, financial condition, cash flows or results of operations could be adversely affected.

Major Shareholder. Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns 52.1% of the outstanding shares of our common stock, excluding shares that he may acquire upon exercise of stock options that he holds. The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock. We are also certified as a Minority Business Enterprise based on Mr. Lalji’s maintenance of voting control. The certification allows us to compete for certain sales opportunities. A decrease in Mr. Lalji’s level of voting power could have an adverse effect on our ability to retain certain customers or compete for certain opportunities.

Competition. The computer products industry is highly competitive. We compete with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc., PC Connection, Inc. and PC Mall, Inc. We compete with product manufacturers, such as Apple, Dell, Hewlett-Packard, IBM and Lenovo that sell direct to end-users; we also compete with specialty computer retailers, computer and general merchandise superstores, and consumer electronic and office supply stores. Many of our competitors compete principally on the basis of price and have lower costs. We believe that competition may intensify in the future due to market conditions and consolidation. In the future, we may face fewer, but larger or better-financed competitors. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that we will be able to compete effectively with existing competitors or new competitors that may enter the market, or that our business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

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

Increased Expenses of Being a Public Company. The costs of being a public company have increased significantly since the enactment of the Sarbanes-Oxley Act of 2002. Legal counsel fees specific to increased disclosure and corporate governance requirements have increased under the Sarbanes-Oxley Act as well as SEC regulations and new NASDAQ rules. Additionally, independent registered public accounting firm audit fees have significantly increased and are expected to increase even more as requirements associated with corporate governance and internal controls become effective. These increasing costs may affect our business, financial condition, cash flows or results of operations.

Index

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

Reliance on Distribution. We operate warehouse and distribution centers in Bensenville, Illinois and in Seattle, Washington. There are no assurances that our warehouse locations will best support our customer base. Additionally, certain distributors also participate in our logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit our ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Major Customer. From time to time we have customers that represent a credit concentration with more than 10% of total net sales. One of the Company’s customers, IBM Global Services who purchases on behalf of many varied end-users, represented a credit concentration whose sales were 11% for the six months ended June 30, 2006, and were 13.8% and 13.6% of total sales for the three and six months ended June 30, 2005. The concentration of credit risk associated with this major customer could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Index

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors committed to a stock repurchase program in July of 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the twelve months ended June 30, 2005, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

In July 2005, the Board of Directors authorized a continuation of the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $3.0 million in shares of the Company’s common stock through July 2006 in open market or private transactions at then prevailing market prices. For the six months ended December 31, 2005, the Company purchased and retired 222,800 shares of its common stock at a total cost of $1.0 million (an average price of $4.64 per share).

In February 2006, the Board of Directors authorized an increase to the Company’s share repurchase program, pursuant to which the Company could repurchase up to an additional $1.0 million in shares of the Company’s common stock through February 2007 in open market or private transactions at then prevailing market prices. For the three months ended March 31, 2006, the Company purchased and retired 313,600 shares of its common stock at a total cost of $1.9 million (an average price of $6.10 per share).

In April 2006, The Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program through February 2007. For the three months ended June 30, 2006, the Company purchased and retired 58,000 shares of its common stock at a total cost of $381,000 (an average price of $6.57 per share).

The Company now has a $2.7 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February of 2007 if market conditions and prices warrant the investment.

The following table represents the Company’s common stock repurchased and retired during the second quarter of 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
April 1, 2006 through April 30, 2006	0	$-		$3,052,989
May 1, 2006 through May 31, 2006	58,000	$6.57	58,000	$2,671,929
June 1, 2006 through June 30, 2006	0	$-	0	$2,671,929

Index

Item 4.	Submission of Matters to a vote of Security Holders

(a)	The Company held its annual meeting of shareholders on April 27, 2006

(b)	Two matters were voted upon and approved by the shareholders. The presentation below describes the matters voted upon and the results of the shareholders vote.

1.	Election of Directors

Nominee	Votes For	Withheld
John H. Bauer	11,581,187	35,689
Kenneth Kirkpatrick	11,594,378	22,498
Firoz H. Lalji	11,528,745	88,131
Kathryn Hatch	11,594,148	22,728
William C. Keiper	11,537,155	79,721

2.	Ratification of Appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm

Votes For	Votes Against	Abstentions	Broker Non Votes
11,603,159	4,554	9,163	0

Index

Item 6.	Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.
Date: August 11, 2006

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer