Form 10-Q
period 2006-09-30
ZONES INC
filed 2006-11-13
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006
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

The number of shares of the registrant's Common Stock outstanding as of November 6, 2006 was 13,250,765.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

Index

Part I.

Item 1. Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$6,947	$3,195
Receivables, net of allowance for doubtful accounts of $1,910 and $1,562	65,273	68,318
Vendor receivables	8,567	14,750
Inventories	21,230	19,736
Prepaid expenses	1,103	922
Deferred tax asset	1,346	1,346
Total current assets	104,466	108,267
Property and equipment, net	4,009	3,810
Goodwill	5,098	5,098
Other assets	195	179
Total assets	$113,768	$117,354

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,710	$45,359
Inventory financing	14,813	8,469
Accrued liabilities	9,655	9,069
Line of credit		10,700
Notes payable to former shareholders of CPCS		1,272
Total current liabilities	65,178	74,869
Notes payable for purchase of fixed asset	10	21
Deferred income tax	35	35
Deferred rent	1,386	1,112
Total liabilities	66,609	76,037

Commitments and contingencies

Shareholders' equity:
Common stock	36,642	37,503
Retained earnings	10,517	3,814
Total shareholders' equity	47,159	41,317
Total liabilities and shareholders' equity	$113,768	$117,354

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Net sales	$137,900	$152,758	$417,108	$406,719
Cost of sales	121,522	138,146	364,755	362,809
Gross profit	16,378	14,612	52,353	43,910
Selling, general and administrative	11,291	10,068	35,918	32,246
Advertising expenses, net	1,717	1,608	5,286	4,747
Income from operations	3,370	2,936	11,149	6,917

Interest expense	37	206	382	367
Other income	(56)	(15)	(100)	(65)
Other (income) expense, net	(19)	191	282	302
Income before taxes	3,389	2,745	10,867	6,615
Provision for income taxes	1,309	1,055	4,164	2,538
Net income	$2,080	$1,690	$6,703	$4,077

Basic income per share	$0.16	$0.13	$0.51	$0.30

Shares used in computing basic income per share	13,225	13,398	13,190	13,407

Diluted income per share	$0.14	$0.12	$0.46	$0.28

Shares used in computing diluted income per share	14,782	14,327	14,721	14,340

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2006	13,265,049	$37,503	$3,814	$41,317
Purchase and retirement of common stock	(460,800)	(3,062)		(3,062)
Exercise of stock options	429,855	1,305		1,305
Excess tax benefit from stock options exercised		573		573
Stock option plan expense		323		323
Net income			6,703	6,703
Balance, September 30, 2006	13,234,104	$36,642	$10,517	$47,159

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,703	$4,077
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,389	1,467
Non-cash stock based compensation	323
Excess tax benefit from exercise of stock options	(573)
Deferred tax asset		2,538
(Increase) decrease in assets and liabilities:
Receivables, net	9,228	(11,803)
Inventories	(1,495)	(2,593)
Prepaid expenses and other assets	(197)	(474)
Accounts payable	(3,017)	9,898
Inventory financing	6,344	(5,379)
Accrued liabilities and deferred rent	1,976	11
Income taxes payable	(543)
Net cash provided by (used in) operating activities	20,138	(2,258)

Cash flows from investing activities:
Purchases of property and equipment	(1,588)	(1,072)
Net cash used in investing activities	(1,588)	(1,072)

Cash flows from financing activities:
Net change in book overdraft	(1,632)	4,591
Net change in line of credit	(10,700)	(2,700)
Excess tax benefit from exercise of stock options	573
Purchase and retirement of common stock	(3,062)	(1,094)
Proceeds from exercise of stock options	1,305	234
Payments of notes payable	(1,282)	(1,082)
Net cash used in financing activities	(14,798)	(51)

Net increase (decrease) in cash and cash equivalents	3,752	(3,381)
Cash and cash equivalents at beginning of period	3,195	6,457

Cash and cash equivalents at end of period	$6,947	$3,076

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

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually, or when events indicate that impairment exists. The Company performs the assessment annually on March 31. The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (in thousands):

Balance as of January 1, 2006	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of September 30, 2006	$5,098

The Company completed the annual impairment review required by SFAS No. 142 on March 31, 2006 and determined that its goodwill was not impaired.

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

Total stock-based compensation expense recognized in the consolidated statement of earnings for the three and nine months ended September 30, 2006 was $122,000 and $323,000, respectively, before income taxes, and did not have a material impact on net income or earnings per share.   The Company used the criteria in SFAS No. 123R to calculate and establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R. The tax benefit for stock options exercised during the three and nine months ended September 30, 2006 was $205,000 and $573,000, respectively.

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

Index

The following table shows the prior year effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (in thousands, except earnings per share):

Three months ended September 30, 2005
Net income - as reported	$1,690
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(381)

Net income - pro forma	$1,309

Basic income per share - as reported	$0.13
Diluted income per share - as reported	$0.12

Basic income per share - pro forma	$0.10
Diluted income per share - pro forma	$0.09

Nine months ended September 30, 2005
Net income - as reported	$4,077
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(889)

Net income - pro forma	$3,188

Basic income per share - as reported	$0.30
Diluted income per share - as reported	$0.28

Basic income per share - pro forma	$0.24
Diluted income per share - pro forma	$0.22

For grants made in the three and nine months ended September 30, 2005, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: expected volatility of 186%; risk-free interest rate of 3.93%; and expected lives of 5 years.

Disclosures for the periods ended September 30, 2006 are not presented because the amounts are recognized in the consolidated financial statements.

There were no options granted in the three or nine months ended September 30, 2006. The current expense for all outstanding options granted prior to January 1, 2006 has been recognized in the consolidated statement of earnings for the three and nine months ended September 30, 2006. Forfeitures will be estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of September 30, 2006, there is $300,000 of total unrecognized pre-tax compensation expense related to nonvested stock options granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of 1.5 years.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic earnings per share:
Net income	$2,080	$1,690	$6,703	$4,077

Weighted average shares outstanding	13,225	13,398	13,190	13,407

Basic income per share	$0.16	$0.13	$0.51	$0.30

Diluted earnings per share:

Net income	$2,080	$1,690	$6,703	$4,077

Weighted average shares outstanding	13,225	13,398	13,190	13,407
Stock options	1,557	929	1,531	933
Total common shares and dilutive securities	14,782	14,327	14,721	14,340

Diluted income per share	$0.14	$0.12	$0.46	$0.28

Options may have a dilutive effect on the calculation of earnings per share. For the three and nine months ended September 30, 2006, 102,993 and 111,616 shares underlying outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and nine months ended September 30, 2005, 547,299 and 547,499 shares, respectively, were attributable to outstanding stock options that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

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

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Notebook & PDA’s	$15,745	$26,300	$51,180	$61,736
Desktops & Servers	28,112	25,403	86,331	82,074
Software	25,514	26,099	70,496	67,819
Storage	12,608	12,339	40,031	35,750
NetComm	8,296	6,321	21,073	16,456
Printers	12,835	24,075	33,953	47,830
Monitors & Video	13,540	12,418	41,547	38,213
Memory & Processors	7,414	6,511	26,555	20,801
Accessories & Other	13,836	13,292	45,942	36,040

Substantially all of the Company’s net sales for the three and nine months ended September 30, 2006 and September 30, 2005 were made to customers located in the United States. Substantially all of the Company’s assets at September 30, 2006 and December 31, 2005 were located within the United States. The Company had one customer which represented over 10% of total sales for the three and nine month period ended September 30, 2006. Net sales to this customer were $15.4 million and $46.2 million for the three and nine months ended September 30, 2006, respectively. Receivables from this customer represented approximately 11.6% of total trade receivables. The Company had one customer which represented over 10% of total sales for the three month period ended September 30, 2005. Net sales to this customer were $25.6 million for the three months ended September 30, 2005. Receivables from this customer represented approximately 16.0% of total trade receivables.

6.   Related Party Disclosure

In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. For the three months ended September 30, 2006 and 2005 the Company paid Fana Auburn LLC $440,000 and $433,000, respectively, related to the lease. For the nine months ended September 30, 2006 and 2005 the Company paid Fana Auburn LLC $1.2 million and $1.3 million, respectively, related to the lease. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and re-negotiate its lease and that such renewal and re-negotiation would also present a related party transaction subject to further Audit Committee review and consideration. In May 2006, after the Company’s Audit Committee reviewed and approved this related party transaction, the Company signed an amendment to the lease agreement. Pursuant to the terms of the amendment, Fana Auburn LLC has agreed to increase the rentable square feet by approximately 18,923 square feet. The additional square feet will increase the annual lease payment by $259,000. Effective January 1, 2007, the Company will have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.

Index

7.   Share Repurchase Program

The Board of Directors authorized a stock repurchase program in July 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the twelve months ended June 30, 2005, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

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

In April 2006, the Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program through February 2007. For the three months ended June 30, 2006, the Company purchased and retired 58,000 shares of its common stock at a total cost of $381,000 (an average price of $6.57 per share). For the three months ended September 30, 2006, the Company purchased and retired 89,200 shares of its common stock at a total cost of $767,000 (an average price of $8.60 per share).

At September 30, 2006, the Company has a $1.9 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February 2007 if market conditions and prices warrant the investment.

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

Index

Overview

Zones Inc. is a direct marketing reseller of technology hardware, software and services. The Company procures and fulfills information technology solutions to commercial customers, specifically small to medium business (between 50 and 1,000 computer users) (“SMB”), and enterprise (greater than 1,000 computer users) customers, and the public sector market place (education and state and local government). Relationships with SMB, enterprise customers and public sector institutions represented 98.2% of total net sales during the three months ended September 30, 2006. The remaining sales were from inbound customers, primarily consumers and small office/home office accounts.

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

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At September 30, 2006, the Company had 652 team members in its consolidated operations, 323 of whom are inbound and outbound account executives. The Company makes additional company information available free of charge on its website, www.zones.com/IR,.

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

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.1	90.4	87.4	89.2
Gross profit	11.9	9.6	12.6	10.8
Selling, general and administrative expenses	8.2	6.6	8.6	7.9
Advertising expenses, net	1.2	1.1	1.3	1.2
Income from operations	2.4	1.9	2.7	1.7
Other (income) expense	0.0	0.1	0.1	0.1
Income before income taxes	2.4	1.8	2.6	1.6
Provision for income taxes	0.9	0.7	1.0	0.6
Net income	1.5%	1.1%	1.6%	1.0%

Selected operating data:
Number of orders	100,000	97,000	303,000	295,000
Average order size	$1,375	$1,559	$1,396	$1,407
Sales force, end of period	323	270	323	270

Product Mix (% of Net Sales):
Notebook & PDA’s	11.4%	17.2%	12.3%	15.2%
Desktops & Servers	20.4	16.6	20.7	20.2
Software	18.5	17.1	16.9	16.7
Storage	9.1	8.1	9.6	8.8
NetComm	6.0	4.1	5.1	4.0
Printers	9.3	15.8	8.1	11.8
Monitors & Video	9.8	8.1	10.0	9.4
Memory & Processors	5.4	4.3	6.4	5.1
Accessories & Other	10.1	8.7	11.0	8.9

Comparison of Three Month Periods Ended September 30, 2006 and 2005

Net Sales. Consolidated net sales for the quarter ended September 30, 2006 decreased 9.7% to $137.9 million compared to $152.8 million in the third quarter of 2005. The decrease is primarily due to a customer purchase of $25.6 million that occurred during the third quarter of 2005, and was not repeated in 2006. Consolidated outbound sales to commercial and public sector accounts decreased 9.0% to $135.4 million in the third quarter of 2006 from $148.8 million in the corresponding period of the prior year, and now represent 98.2% of the Company’s total net sales. Sales to the Company’s small and medium sized business customers increased 17.5% to $53.5 million for the three months ended September 30, 2006, compared to $45.6 million in the three months ended September 30, 2005. Sales to the Company’s enterprise customers decreased 19.0% to $71.1 million for the three months ended September 30, 2006 compared to $87.7 million in the three months ended September 30, 2005. Included in enterprise sales for the three months ended September 30, 2005 was a major customer IT rollout which increased prior year sales by $25.6 million, which was not repeated in 2006. Net sales to public sector customers decreased 31.0% to $10.3 million in the third quarter of 2006 from $14.9 million in the third quarter of 2005 due to the timing of a significant annual purchase which occurred in the third quarter of 2005, but we anticipated occurring during the fourth quarter of 2006. Inbound sales to our legacy Mac-platform consumer and small office/home office (“SOHO”) customers declined 36.9% to $2.5 million, or 1.8% of net sales, in the third quarter of 2006 compared to the third quarter of 2005. This decline was anticipated as the Company’s focus is on outbound sales customers who respond to the relationship-based selling model.

Index

Gross Profit. Consolidated gross profit increased 12.1% to $16.4 million for the third quarter of 2006, compared to $14.6 million in the third quarter of 2005. Gross profit as a percentage of net sales increased to 11.9% in the quarter ended September 30, 2006 compared to 9.6% in the third quarter of 2005. The gross profit margin percentage in 2005 was negatively affected by a one time competitive cost concession to a major customer. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to that of a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $11.3 million for the quarter ended September 30, 2006 compared to $10.1 million in the third quarter of 2005. As a percent of sales, SG&A was 8.2% for the quarter ended September 30, 2006 compared to 6.6% for the third quarter of 2005. The increase is primarily due to compensation and benefit related expenses coupled with a decrease in sales volume.
•
Salaries, wages and benefits increased $1.4 million during the third quarter 2006 compared to the third quarter of the prior year. The Company’s total headcount increased 10.7% to 652 team members at September 30, 2006 from 589 at September 30, 2005 primarily due to recruiting efforts to increase the sales force. Total sales headcount increased 19.6% to 323 account executives compared to 270 at September 30, 2005.

•	Facilities expense increased by $107,000 during the third quarter of 2006 compared to the third quarter of 2005. The increase in facilities expense is primarily due to the new Portland location.
•
For the period ending September 30, 2006, warehousing and distribution network costs decreased to $510,000 from $559,000 in the prior year. The decrease is primarily due to the decline in sales volume.

•	Changes in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.
The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, as vehicles to increase the awareness of its brand and stimulate demand response. The Company's net cost of advertising increased slightly to $1.7 million in the three month period ended September 30, 2006 from $1.6 million in the comparable 2005 period. Net cost’s of advertising will vary based on available vendor programs.
•
Gross advertising expense increased to $2.2 million for the third quarter of 2006 compared to $1.6 million in the third quarter of 2005. The increase is primarily due to increased vendor initiative based programs expenses that are significantly funded through advertising reimbursements.

•	The Company’s gross advertising reimbursements increased to $456,000 in 2006 from $82,000 in 2005. Advertising reimbursements increase as a function of increases to vendor initiative based programs.

Interest Expense. Interest expense was $37,000 for the quarter ended September 30, 2006 compared to $206,000 in the third quarter of 2005. The Company’s use of its working capital line resulted in interest expense of $10,000 and $179,000 for the three month periods ended September 30, 2006 and 2005, respectively. The remaining expense in 2005 was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $56,000 for the three months ended September 30, 2006 compared to $15,000 at September 30, 2005. The increase was primarily due to investments made in short term money market funds during the third quarter of 2006.

Provision for Income Taxes. The provision for income taxes for the quarter ended September 30, 2006 was $1.3 million compared to $1.1 million in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.6% for the quarter ended September 30, 2006 compared to 38.4% for the quarter ended September 30, 2005.

Index

Net Income. Net income for the quarter ended September 30, 2006 was $2.1 million compared to $1.7 million in the third quarter of 2005. Basic and diluted income per share was $0.16 and $0.14, respectively, for the three months ended September 30, 2006 compared to $0.13 and $0.12, respectively, for the quarter ended September 30, 2005.

Comparison of Nine Month Periods Ended September 30, 2006 and 2005

Net Sales. Consolidated net sales for the nine months ended September 30, 2006 increased 2.6% to $417.1 million compared to $406.7 million in 2005. The increase is primarily due to growth in sales to the Company’s outbound customers. Consolidated outbound sales to commercial and public sector accounts increased 4.2% to $408.2 million in the first nine months of 2006 from $391.9 million in the corresponding period of the prior year, and now represent 97.9% of the Company’s total net sales. Sales to the Company’s SMB customers increased 12.9% to $156.0 million for the nine months ended September 30, 2006, compared to $138.2 million in the nine months ended September 30, 2005. Sales to the Company’s enterprise customers increased 1.1% to $223.2 million for the nine months ended September 30, 2006 compared to $220.8 million in the nine months ended September 30, 2005. The Company’s enterprise business was impacted by a major customer during the three months ended September 30, 2005,whose purchases generated net sales of $25.6 million. These sales were for a second half of 2005 rollout which was not repeated in 2006. Net sales to public sector customers decreased to $27.3 million in the nine months ended September 30, 2006 from $30.8 million in the nine months ended September 30, 2005. Inbound sales to our legacy Mac-platform consumer and small office/home office customers declined 39.7% to $9.0 million, or 2.1% of net sales in the third quarter of 2006 compared to the third quarter of 2005. This decline was anticipated as the Company’s focus is on outbound sales customers who respond to the relationship-based selling model.

Gross Profit. Consolidated gross profit increased to $52.4 million for the nine months ended September 30, 2006, compared to $43.9 million in the first nine months of 2005. Gross profit as a percentage of net sales increased to 12.6% in the nine months ended September 30, 2006 compared to 10.8% in 2005. The increase is primarily due to product mix and vendor programs, as well increased net contribution from Microsoft Enterprise Agreements. Gross profit margins will continue to vary due to changes in customer mix, vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, the Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative (“SG&A”) Expenses. SG&A expense dollars increased to $35.9 million for the nine months ended September 30, 2006 compared to $32.2 million in 2005. As a percent of sales, SG&A was 8.6% for the nine months ended September 30, 2006 compared to 7.9% for the first nine months of 2005.
•
Salaries, wages and benefits increased $3.0 million during the first nine months of 2006 compared to the first nine months of the prior year. The Company’s total headcount increased 10.7% to 652 team members at September 30, 2006 from 589 at September 30, 2005 primarily due to recruiting efforts to increase the sales force. Total sales headcount increased 19.6% to 323 account executives compared to 270 at September 30, 2005. Additionally, the Company had increased management incentive compensation expense in the nine months ended September 30, 2006 compared to the prior year.

•
Professional fees increased $497,000 for the first nine months of 2006 compared to the first nine months of the prior year. The increase is due to increased consulting fees associated with the Company’s documentation of internal controls and business process outsourcing arrangements, legal fees and recruiting fees associated with hiring account executives.

•	For the nine month periods ending September 30, 2006 and 2005, warehousing and distribution network costs totaled $1.6 million and $1.6 million, respectively.
•	Changes in other administrative expenses individually are not significant, but taken as a whole reflect the remaining change in SG&A expense dollars.
The Company continues its efforts to maintain tight controls on its operational spending, while investing in its future through the hiring of account executives.

Advertising Expenses, net. The Company produces and distributes catalogs at various intervals throughout the year, as well as engaging in other activities, as vehicles to increase the awareness of its brand and stimulate demand response. The Company's net cost of advertising increased to $5.3 million in the nine month period ended September 30, 2006 from $4.7 million in the comparable 2005 period. Net cost’s of advertising will vary based on available vendor programs.

Index

•
Gross advertising expense increased to $6.5 million for the first nine months of 2006 compared to $5.1 million in 2005. The increase is primarily due to increased vendor initiative based programs expenses that are significantly funded through advertising reimbursements.

•
The Company’s gross advertising reimbursements increased to $1.2 million in 2006 from $336,000 in 2005. Advertising reimbursements increase as a function of increases to vendor initiative based programs.

Interest Expense. Interest expense was $381,000 for the nine months ended September 30, 2006 compared to $367,000 in the first nine months of 2005. The Company’s use of its working capital line resulted in interest expense of $319,000 and $276,000 for the nine month periods ended September 30, 2006 and 2005, respectively. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $100,000 for the nine months ended September 30, 2006 compared to $65,000 at September 30, 2005. The increase was primarily due to an incline in the average cash available to invest in interest bearing securities.

Provision for Income Taxes. The provision for income taxes for the nine months ended September 30, 2006 was $4.2 million compared to $2.5 million in the comparable period of the prior year. The Company’s effective tax rate expressed as a percentage of income before taxes was 38.3% for the nine months ended September 30, 2006, compared to 38.4% in 2005.

Net Income. Net income for the nine months ended September 30, 2006 was $6.7 million compared to $4.1 million in the first nine months of 2005. Basic and diluted income per share was $0.51and $0.46, respectively, for the nine months ended September 30, 2006 compared to $0.30 and $0.28, respectively, for the nine months ended September 30, 2005.

Liquidity and Capital Resources

Working Capital
The Company’s total assets were $113.8 million at September 30, 2006, of which $104.5 million were current assets. At September 30, 2006 and December 31, 2005, the Company had cash and cash equivalents of $6.9 million and $3.2 million respectively, and had net working capital of $39.3 million and $33.4 million, respectively.

The Board of Directors authorized a stock repurchase program in July 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the twelve months ended June 30, 2005, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

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

In April 2006, the Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program through February 2007. For the three months ended June 30, 2006, the Company purchased and retired 58,000 shares of its common stock at a total cost of $381,000 (an average price of $6.57 per share). For the three months ended September 30, 2006, the Company purchased and retired 89,200 shares of its common stock at a total cost of $767,000 (an average price of $8.60 per share).

Index

At September 30, 2006, the Company has a $1.9 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February 2007 if market conditions and prices warrant continued investment in stock repurchases.

The following table represents the Company’s common stock repurchased and retired during the third quarter of 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
July 2006	0	$-	0	$2,671,929
August 2006	89,200	$8.60	89,200	$1,904,736
September 2006	0	$-	0	$1,904,736

Due to the fundamental shift in its cash flow cycle, the Company leverages its secured line of credit to manage timing differences in cash inflows and cash outflows and to invest in the growth of its business. The secured line of credit is utilized to invest in capital purchases, to invest in inventory, and to take advantage of available early pay discounts offered by certain vendors.

At September 30, 2006, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory, and can be utilized as both a working capital line of credit and a flooring facility to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60-days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances under the inventory financing facility do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At September 30, 2006, the Company was compliant with all covenants of this facility. At September 30, 2006, there were no working capital advances outstanding and amounts owed for flooring arrangements of $14.8 million were owed to this financial institution related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy its operating cash needs, and up to the remaining balance of $1.9 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to reduce or curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Cash Flows
Net cash provided by operating activities was $20.1 million in the nine months ended September 30, 2006. The primary factors that affected cash flow from operating activities in the nine months ended September 30, 2006, were collections on account and vendor receivables, net decrease of accounts payable and inventory financing, and increasesd in accrued liabilities. Account and vendor receivables decreased $9.2 million due to a decline in net sales compared to December 31, 2005. The net change in accounts payable and inventory financing was a decrease of $3.3 million. The net accounts payable and inventory financing balance change is due to purchasing and payment cycles. The Company’s accrued liabilities increased by $2.0 million due to payroll costs associated with the Company’s incentive compensation programs.

Index

Net cash used in investing activities was $1.6 million in the nine months ended September 30, 2006. Cash outlays for capital expenditures were $1.6 million and $1.1 million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 capital expenditures were primarily related to the costs associated with the Portland call center which opened in February 2006. The 2005 capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies.

The most significant components of the Company’s financing activities are:  the purchase of the Company’s common stock under its share repurchase program, net change in the Company’s secured line of credit, and net change in book overdraft. For the nine months ended September 30, 2006, the Company repurchased $3.1 million of its common stock under its share repurchase program. Net changes in the Company’s line of credit and book overdraft were a decrease of $10.7 million and $1.6 million, respectively. The Company’s financing activities for the nine months ended September 30, 2006, also included the payment of an amount due on the note payable issued in its acquisition of CPCS. The Company paid the final payment during the second quarter of 2006. For the nine months ended September 30, 2006 and 2005, the Company paid former shareholders of CPCS $1.3 million and $1.1 million, respectively.

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

There has been no change in the Company’s internal control over financial reporting during the most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company is in the process of implementing the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires management to assess the effectiveness of internal controls over financial reporting and include an assertion in its annual report as to the effectiveness of the controls. Subsequently, its independent registered public accounting firm, Grant Thornton LLP, will be required to attest to whether the assessment of the effectiveness of internal controls over financial reporting is fairly stated in all material respects and separately report on whether it believes the Company maintained, in all material respects, effective internal controls over financial reporting as of December 31, 2008. The Company is in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for Grant Thornton LLP to provide its attestation report. The Company has not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

No Assurance of Future Profitability. Our operating results are difficult to forecast, and there are a number of factors outside of our control affecting sales and operating results, including:
•	purchasing cycles of commercial and public sector customers;
•	the level of corporate investment in new IT-related capital equipment;
•	more manufacturers going direct;
•	industry announcements of new products or upgrades;
•	industry consolidation;
•	cost of compliance with new legal and regulatory requirements; and
•	general economic conditions.
Based on those and other risks, there can be no assurance that we will be able to maintain the profitability we have experienced going forward.

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

Account Executive Hiring, Retention and Productivity. We ended the third quarter of 2006 with 323 account executives compared to 270 at the end of the third quarter of 2005. We intend to continue to recruit account executives. However, there are no assurances that we will be able to hire to these levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives. The productivity of our account executives has historically been closely correlated with tenure. Even if we do retain our account executives, there are no assurances that they will become productive at historical levels. Additionally, there are no assurances that our new Portland, Oregon call center will attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Index

Vendor Support. We have a variety of relationships with our vendors that in the past have contributed significantly to profit margins. For example, certain product manufacturers and distributors provide us with incentives in the form of rebates, volume incentive rebates, cash discounts and trade allowances. Our current vendor programs continue to be refined and there are no assurances that we will attain the level of vendor support in the future that we have obtained in the past. In addition, many of our vendors provide us with cooperative advertising funds, which reimburse us for expenses associated with specific forms of advertising. Industry-wide, the trend has been for manufacturers, distributors and vendors to reduce these incentives and curtail these programs. If these forms of vendor support decline, or if we are otherwise unable to take advantage of continuing vendor support programs, or if we fail to manage the complexity of these programs, our business, financial condition, cash flows or results of operations could be adversely affected.

Major Shareholder. Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns 52.0% of the outstanding shares of our common stock, excluding shares that he may acquire upon exercise of stock options that he holds. The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock. We are also certified as a Minority Business Enterprise based on Mr. Lalji’s maintenance of voting control. The certification allows us to compete for certain sales opportunities. A decrease in Mr. Lalji’s level of voting power could have an adverse effect on our ability to retain certain customers or compete for certain sales opportunities.

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

State Tax Uncertainties. We collect and remit sales and use taxes in states in which we have voluntarily registered and/or have a physical presence. Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents by DMRs. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. We cannot predict the level of contact, including electronic commerce and Internet activity that might give rise to future or past tax collection obligations based on that Supreme Court case. Many states aggressively pursue out of state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out of state businesses has been introduced in Congress on many occasions. A change in the law could require us to collect sales taxes or similar taxes on sales in states in which we have no presence and could potentially subject us to a liability for prior year sales, either of which could have a material adverse effect on our business, financial condition, and results of operations.

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

Major Customer. From time to time we have customers that represent a credit concentration with more than 10% of total net sales. One of the Company’s customers, IBM Global Services, who purchases on behalf of many varied end-users, represented a credit concentration whose sales were 11.1% and 11.2% for the three and nine months ended September 30, 2006, respectively. Receivables from this customer represented approximately 11.6% of total trade receivables. For the three months ended September 30, 2005, one of the Company’s customers, State Farm, represented 16.8% of total sales. Receivables from this customer represented approximately 16.0% of total trade receivables. For the nine months ended September 30, 2005, no one customer represented more than 10% of total sales. The concentration of credit risk associated with any major customer could have a material adverse effect on the Company’s business, financial condition, cash flows or results of operations.

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

Index

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

The Board of Directors committed to a stock repurchase program in July 2004 under which the Company could repurchase up to $3.0 million in shares of the Company’s common stock through July 2005 in either open market or private transactions at then prevailing market prices. During the twelve months ended June 30, 2005, the Company purchased and retired a total of 650,040 shares of its common stock at a total cost of $2.1 million (an average price of $3.27 per share).

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

In April 2006, The Board of Directors authorized an additional $2.0 million increase to the Company’s share repurchase program through February 2007. For the three months ended June 30, 2006, the Company purchased and retired 58,000 shares of its common stock at a total cost of $381,000 (an average price of $6.57 per share). For the three months ended September 30, 2006, the Company purchased and retired 89,200 shares of its common stock at a total cost of $767,000 (an average price of $8.60 per share).

At September 30, 2006, the Company has a $1.9 million remaining balance in its current repurchase program. The Company currently anticipates the use of the remaining balance by the termination of the program in February 2007 if market conditions and prices warrant the investment.

The following table represents the Company’s common stock repurchased and retired during the third quarter of 2006.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
July 2006	0	$-	0	$2,671,929
August 2006	89,200	$8.60	89,200	$1,904,736
September 2006	0	$-	0	$1,904,736

Index

Item 6.   Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: November 8, 2006

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer