Form 10-K
period 2006-12-31
ZONES INC
filed 2007-03-01
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

(253) 205-3000
(Registrant's Telephone
Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock
Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the Common Stock held by non-affiliates as of the registrant’s most recently completed second quarter, June 30, 2006, was approximately $39,820,756, based upon the last sales price per share of $6.37 as reported by the NASDAQ Global Market.

The number of shares of the registrant's Common Stock outstanding as of February 23, 2007 was 13,159,560.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on April 26, 2007 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

ZONES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	25

Signatures		27

Part I

Item 1.	Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs, and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend,” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 1A of this Annual Report. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, pressure on margins, reliance on vendor support and relationships, state tax uncertainties, the industry’s rapid technological change and the Company’s exposure to inventory obsolescence. Except as required by law, the Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Zones, Inc. (the “Company,” “We”) is a single-source direct marketing reseller of name-brand information technology (“IT”) products to the small-to-medium-sized business market (“SMB”), enterprise accounts and public sector accounts. Zones sells products through outbound and inbound account executives, catalogs and the Internet. Zones offers more than 150,000 products from leading manufacturers, including 3Com, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

Incorporated in 1988, Zones, Inc. is headquartered in Auburn, Washington. Buying information is available at http://www.zones.com or by calling 800-258-2088. The Company’s investor relations information can be accessed online at www.zones.com/IR.

Industry Background

We believe that the direct marketing reseller (“DMR”) channel has reached a level where most corporate IT customers have selected their vendor of choice, either direct through DMRs or indirect through value-added resellers (“VAR”). Future growth of the channel will be predicated on increased corporate profit levels, which can support an investment in new technology. Generally, we believe that in 2007 the DMR channel will grow at market rate, with our core business with the SMB expected to outpace the market. To exceed the market rate of growth overall, individual DMR vendors must take market share from their direct and indirect competitors.

Customers make their IT purchasing decisions primarily based on service offerings, product selection, availability, convenience and price. DMRs offer a broad product and service selection, purchasing convenience and fast delivery. The DMR channel serves a fragmented market whose projected annual sales are in the multi-billions of dollars. DMRs are characterized by a low-cost structure characterized by few fixed costs, rapid inventory turns, centralized sales forces and highly automated internal processes, including the use of the Internet and electronic data interchange (“EDI”) links with major vendors and customers to streamline operations. Our strategy as a solution provider emphasizes a fulfillment model that integrates the procurement and resale of technology and related accessory product lines, and is supported by sales specialists, as well as value-added configuration and logistics services.

We believe that customer decisions are based on the level of service they expect in relation to what they are willing to pay. Most DMRs have evaluated other indirect providers to determine which added services will differentiate and enable DMRs to gain market share from manufacturers selling direct and from other VARs. We continuously work with our vendor partners to maintain awareness of and to capitalize on new product announcements and purchasing trends. In particular, we are focused on the shift by commercial business customers to mobile technologies, their need for additional storage and security, and the anticipated introduction of new software solutions.

Our Business

Our business is the procurement and fulfillment of IT solutions to the SMB, enterprise customers and the public sector marketplace. Our core business is focused on providing name-brand products at competitive prices to the commercial business and public sector markets within the United States. We believe that small business customers, meaning those with 50 to 100 computer users, are characterized by transactional purchasing, in contrast to medium-sized business customers, meaning those with 100 to 1000 computer users, who are relationship-driven with more frequent transactions. We believe that SMB customers have a high adoption rate for IT solutions and prefer a single-source provider to handle their procurement from end to end. Enterprise customers, defined as customers within the Fortune 2000 and having more than 1000 computer users, generally demand a much higher level of customer service. The public sector market is made up of three primary customer types: state and local government, federal government and education. These sectors require special pricing and participation in bid processes.

As value-adds to our customers, we offer asset tagging, configuration and other third-party services, we also maintain integration of customers’ business needs and processes through ZonesConnect, the Company’s robust, automated Web-based procurement system.

Our Business Strategy

We acquire and develop ongoing relationships with commercial and public sector accounts primarily through dedicated teams of outbound sales account executives (“AE”). Although outbound telemarketing is our primary customer contact, we also reach customers through an integrated marketing and merchandising strategy that utilizes e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, customized Web stores for its commercial customers through ZonesConnect, and our recently introduced Business Development organization which includes a remote field sales force.

We believe that our ability to grow in 2007 will depend on organic growth within our current account portfolio and increased reach, utilizing our growing force of field sales AEs, into the larger end of medium-sized customers and enterprise customers. We believe organic growth will develop as tenure and productivity increase in our existing AE base, driving an increase in the share of each customer’s total IT purchases. Additionally, we are committed to our 2006 decision to add dedicated marketing and sales support staff to focus on businesses at the smaller end of our SMB customer base, which is believed to be more transaction oriented. The field sales force will be focused on the identification, penetration and closure of new business customers to add to the existing client portfolio. Our business model relies on building and maintaining relationships with our customers to provide solutions to solve their needs.

We strive to offer exemplary customer service in each transaction, which we define as Five Star Service. Five Star Service is founded on these principles: exceeding expectations, providing outstanding customer service, performing flawless execution, demonstrating the highest level of personal integrity, and placing the customer first. We strive to offer the most competitive value based on:

•	Price. Zones offers competitive pricing to its customers.
•	Availability. With more than 150,000 products available from more than 2,000 vendors, Zones strives to deliver the products its customers need.
•
Information. The technology industry is constantly changing with new and upgraded products and services, so Zones AEs receive continuous training throughout their careers. This allows them to serve as a knowledgeable extension of each customer's team.

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

Our specific areas of concentration for realizing growth in our share of the IT-procurement market are:

Business Development Organization. To drive market share growth, we have invested in client segmentation and geographical expansion, which has led to the introduction of the Business Development organization. This organization is responsible for creating an organization of remote, geographically dispersed AEs focused on acquisition of new customers and development of existing customers. This field sales force, along with its management team, is expected to grow to 20 team members by the end of the first quarter 2007. This team will be divided into two populations: AEs who will call on the larger end of medium-sized customers and AEs who will call on enterprise customers.

AE Hiring, Training and Development. We continually seek to attract, retain and motivate high-quality personnel. We intend to continue to increase AE headcount, but at a lower rate of growth due to our focus on improving the success rate of existing AEs. The increase in success rate should lower turnover and, in turn, reduce our expected 2007 hiring requirements. Management focuses on training and coaching AEs on best practices, product knowledge and how to access supportive collateral on the available marketing and merchandising programs and promotions. We focus on our relationship-based model, in which our AEs develop long-term relationships with customers through frequent telephone contact, knowledgeable technical advice, individual attention, quality service and convenient one-stop shopping.

Expansion of Customer Base. Relationships with our commercial business and public sector accounts represent future growth opportunities. We continue to refine our customer management program, lead generation and related processes to increase and accelerate customer acquisition. During 2007, we believe our customer management program is designed to better understand the purchasing patterns and product needs of each customer, and thereby increase operational efficiencies in the selling process and minimize loss of revenues during account transition from one AE to another.

Product Breadth and Depth. We are dependant upon relationships with key vendors for opportunistic product purchases to enhance margins. Through a strategic mix of products and vendors, we offer our customers a broad selection at competitive pricing. We generally stock 20% of our product offerings, which represent 80% of total revenue, in our warehousing facilities. The remaining items are offered to our customers through virtual warehousing partnerships with key distributors and vendors via electronic data interchange (“EDI”). We use our warehouses and EDI partners to fulfill all our customers’ needs with broad product availability. We place individual orders directly with our EDI partners, who then assemble these orders and ship them directly to our customers.

Services. We offer custom configuration services, such as the installation of accessories and expansion products, loading of software, imaging for custom applications and configuration of network operating systems, as well as IT lifecycle support services and supply chain management services. Many of these services are performed at our distribution centers and benefit our customers by reducing the cost and time necessary to deploy new products into their existing technology environments.

Sales and Marketing

We reach our customers through an integrated marketing and merchandising strategy designed to attract customers through dedicated e-marketing and direct marketing vehicles, catalogs for demand-response opportunities and corporate branding, and customized Web stores for corporate customers using our ZonesConnect service. Throughout the year, marketing refines the characteristics of our target customers in each market and creates specific marketing collateral to reach that audience.

Outbound Telemarketing. As of December 31, 2006, we had a staff of 342 sales AEs who actively pursued sales to commercial business accounts and public sector institutions by establishing one-to-one relationships through outbound telemarketing. The primary targets for AEs in the SMB department are the small-to-medium-sized business customers, while enterprise-customer AEs focus on companies within the Fortune 2000. These commissioned AEs develop long-term relationships with their accounts through frequent telephone contact, knowledgeable technical advice, individual attention, quality service and convenient one-stop shopping.

Business Development Field Sales. In October 2006, we began investing in a strategy to create a remote, geographically dispersed sales force. Business Development management and the field sales AEs will identify and access customers within the larger end of the medium-sized-business and enterprise-business segments in an effort to increase our existing portfolio with new customers.

Extranet Commerce. We offer no-fee dedicated Web stores for our customers through ZonesConnect. These dedicated sites provide the customer with various benefits, including secure online purchasing, license trackers, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities, and historical purchase information. In addition, we often provide more customized extranet sites for our larger customers with specific online procurement needs.

Internet Commerce. Our electronic commerce site on the Internet, Zones.com, provides a sales channel to both supplement and enhance our person-to-person sales model and to provide customers detailed product information and the convenience of online purchasing. We drive traffic to this site by featuring the Internet address throughout our direct-mail vehicles and on our promotional communications and advertising. We also utilize marketing through e-catalogs, as well as online price promotions and affiliations.

Direct Mail. We market products through targeted mailings of direct-mail vehicles, such as catalogs, product inserts and targeted customer mailings. The Company utilizes its direct mail vehicles as part of a customer acquisition and retention strategy, as well as a direct marketing tool and branding vehicle to drive significant traffic to its online site, Zones.com, and to our sales force. The Company uses cooperative advertising funds, which are proof of performance expense reimbursements, to substantially offset the costs associated with its catalog circulation and other marketing activities. The amount of this type of funding available from our vendors fluctuates quarterly both in dollars and as a percentage of sales. Net advertising costs may continue to fluctuate or rise in the future as the Company continues to adapt and adjust its catalog circulation, Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

Database Marketing. We maintain a proprietary database containing approximately 35,000 customer records and we have built a prospecting database of more than 150,000 commercial leads. In the commercial business market, we attract new customers by providing qualified leads to our AEs, warming the leads with catalogs and direct mail, and building relationships through outbound telephone calls. Retention of customers and account development is supported by catalog, direct mail and e-marketing vehicles. Catalog circulation is based on customer records, prospective customer inquiries, and mailing lists obtained from list brokers, product manufacturers, trade magazine publishers, association memberships and other sources. We regularly analyze and update our database and other available information to keep data current and to enhance customer response and order rates.

Products and Merchandising

We offer customers access to more than 150,000 hardware, software, peripheral and accessory products and services, for users of Windows-based and Mac computers, from over 2,000 manufacturers through our catalogs, Internet site and sales force.

Computers and Servers. We offer a large selection of desktop, laptop and tablet PC systems and servers from leading manufacturers, such as Acer, Apple, Gateway, Hewlett-Packard, Intel, Fujitsu, IBM, Lenovo, Panasonic, Sony and Toshiba.

Peripherals and Accessories. We carry a full line of peripheral products, such as printers, monitors, keyboards, handhelds (PDAs), memory, storage devices, projectors, scanners and digital cameras, as well as various accessories and printing supplies, such as toner cartridges, storage media and cables. Brands offered include APC, Apple, Belkin, Canon, Edge, Epson, Hewlett-Packard, InFocus, Kingston, Kodak, Fuji, Lexmark, Logitech, LG, NEC, Nikon, Okidata, palmOne, Planar, Panasonic, Samsung, Sony, Targus, Toshiba, ViewSonic, and Xerox.

Networking and Storage. We provide networking and network storage products, such as switches, hubs, routers, modems, cabling, firewalls, Voice over IP (VOIP), wireless devices, tape and disk backup, and SAN and NAS solutions. Brands offered include 3Com, Apple, Avaya, Avocent, Belkin, Cisco, D-Link, EMC, Emulex, Hewlett-Packard, Hitachi Data Systems, IBM, Intel, Iomega, La Cie, Linksys, Netgear, Nortel Networks, Overland Storage, QLogic, Polycom, Quantum, Seagate, SonicWALL, Sony, Tandberg Data (Exabyte), and Western Digital, among others.

Software. We sell a wide variety of packaged software and licensing programs in business, personal productivity, connectivity, utility, language, educational, entertainment and other categories. We offer products from larger, well-known manufacturers, as well as numerous specialty products from new and emerging software development companies. Brands offered include Adobe, Citrix, Computer Associates, Corel, IBM, Microsoft, Novell, Symantec, Quark and VMware, among others.

We are a Microsoft Certified Large Account Reseller, and, as such, can offer our large customers multiple methods of purchasing Microsoft software. This enables us to sell Select and Enterprise Agreement contracts designed for medium- to large-sized commercial and academic customers.

Our category merchandising group determines the manufacturers’ products that will be featured in our Internet, catalog and internal ERP offerings and negotiates the terms and conditions of product coverage. The merchandising department reviews product availability and determines stocking strategy, as well as reviews its managed stock keeping units (“SKU”), so that we are offering differentiating programs and competitive pricing. Each managed SKU also has component and add-on information to assist the AE in the selling process. Our merchants have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set by each sales department. The merchandising group negotiates with manufacturers and distributors to provide us with incentives in the form of rebates, discounts and trade allowances.

Purchasing

We utilize our purchasing and inventory management capabilities to support our primary business objective of providing name-brand products at competitive prices. Our purchasing team works to develop and maintain relationships with a broad base of reliable, high-quality suppliers. The team works to obtain the lowest overall acquisition cost in an effort to enable us to provide competitive pricing to our customers while achieving acceptable margins.

We acquire products directly from manufacturers such as Apple, Hewlett-Packard, IBM and Lenovo, as well as through distributors such as Ingram Micro, Synnex and Tech Data, among others. In 2006, we purchased approximately 55.9% of our merchandise from distributors, a decrease from 62.6% in 2005. We believe that our overall sourcing strategy enables us to take advantage of significant special offers, discounts and supplier reimbursements, while also minimizing inventory costs. We believe we have excellent relationships with our suppliers and we attempt to take advantage of all appropriate discounts.

We utilize a blend of stocking and drop-ship procurement in executing our inventory management strategy. We generally stock 20% of our total product offerings that represent up to 80% of total net sales. The remaining products are provided to our customers primarily through virtual warehousing partnerships with key distributors and manufacturers. Through these relationships, we are able to offer a broad selection of products and to provide prompt, cost-efficient fulfillment with minimal inventory exposure. This virtual fulfillment model is facilitated through industry-standard EDI linkages with suppliers. All associated transactions are managed through and integrated with our ERP system, which lowers administrative overhead.

At December 31, 2006, we maintained an investment in inventory of $21.4 million, and our inventories turned an average of 24 times in 2006. This compares to an investment in inventory of $19.7 million at December 31, 2005, and average inventory turns of 26 during 2005. Our investment in inventory grew at December 31, 2006 due to on-hand customer-specific inventory.

Order Fulfillment and Distribution

We distribute products virtually through our EDI arrangement with our vendors, as well as through our warehouses in Bensenville, Illinois and Seattle, Washington.

We provide and operate a full-service warehouse and distribution center in Bensenville, Illinois to support our nationwide customer base and a customized fulfillment center in Seattle, Washington to support our West Coast customers. The warehouse personnel utilize our systems, policies and procedures to receive, record and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested. We also use our warehouse facilities to house special buys, constrained product and other high-velocity product. The Bensenville, Illinois warehouse is responsible for the returned merchandise that will be returned to vendors, returned to general inventory, repaired or liquidated. We offer limited return rights within 14 days on our product sales, and we maintained an allowance for sales returns, net of cost, as of December 31, 2006 and 2005 of $101,000 and $108,000, respectively. Our returns as a percentage of gross sales decreased slightly to 2.1% in 2006 compared to 2.2% in 2005. Product returns are closely monitored to identify trends in product offerings, to enhance customer satisfaction and to reduce overall returns.

Orders received are electronically transmitted on a dedicated data line to our distribution centers, where a packing slip is printed out for order fulfillment, and inventory availability is then automatically updated on all of our information systems. All inventory items are barcoded and located in designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted for items in stock by 8:00 p.m. Eastern Time can generally be delivered overnight. Upon request, orders may also be shipped for Saturday delivery, by ground service or by other overnight delivery services.

Technical Support and Customer Service

We maintain a staff of dedicated technical support personnel who provide pre- and post-sale technical support, both for our AEs and customers.  In addition to a broad base of A+ certifications, the team also maintains a number of distinguished manufacturer certifications, including Cisco CCNA/CCDA, VMware VCP, Microsoft MCSE/MCSA, APC Gold, IBM CDAT, EXAct and nSeries, HP Server and SAN architect (MASE), Symantec Enterprise Vault & Data Protection and many other hardware-specific technical certifications.

Pre-sales support is utilized primarily by our AEs to assist in optimizing product recommendations, assessing compatibility and other technical requirements, providing technical consulting and design services, and offering configuration and custom imaging support services. Post-sales support is provided primarily to assist customers with their technical questions concerning the installation and operation of the products they purchase.

We also employ a staff of dedicated customer service representatives who respond to and facilitate inquiries regarding order status and related matters, shipment tracking, billing issues and return requests. These services are provided via toll-free telephone support, as well as online tools that allow customers to self-serve routine inquiries. We believe these comprehensive support options improve the quality of our recommended technology solutions, reduce product returns, increase customer satisfaction and encourage repeat business.

Systems

We have committed significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of our business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions. During 2006, we continued to develop and enhance our sales interface for order entry. Our graphical user interface ties all of the core systems together to give AEs a common view of customers, products, inventory and orders, and to streamline order processing as well as to reduce the training time for new AEs. We are continually examining technological advances to increase the productivity of our team members.

Team Members

At December 31, 2006, we had 661 team members: 342 in the sales force, 38 in its warehousing and distribution, and 281 team members in administrative overhead departments. We consider our employee relations to be good. We also have 37 people under outsourced contract in India performing various back-office and IT functions in support of our United States operations. We have never had a work stoppage and do not believe that any team members are represented by a labor organization. We emphasize the recruiting and training of high-quality personnel and strive to promote to positions of increased responsibility from within.

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

Mission & Values
The Company is dedicated to creating a learning organization of empowered individuals to serve its customers with integrity, commitment and passion. It strives to achieve this by creating a positive and collaborative workplace environment, delivering high-speed and quality service to its customers, and adapting to external changes with flexibility, innovation and leading-edge technology.

Seasonality

Sales to our commercial business customers have not historically experienced significant seasonality throughout the year. By contrast, sales to the public sector market are historically higher in the third quarter than in other quarters due to the buying patterns of federal government and education customers. If sales to public sector customers increase as a percentage of overall sales, we as a whole may experience increased seasonality in future periods.

Trademarks

We conduct our business in the United States primarily under the service mark Zones® which is registered with the United States Patent and Trademark Office. We believe that these and any of our other marks have significant value and are an important factor in the marketing of our products.

Regulatory and Legal Matters

In addition to federal, state and local laws applicable to all corporations and employers in general, the direct marketing business is subject to the Federal Trade Commission’s Merchandise Mail Order Rule and related regulations. We are also subject to laws and regulations relating to truth-in-advertising, Anti-Spam and other fair trade and privacy practices. We have implemented programs and systems to promote ongoing compliance with these laws and regulations.

Available Information

We make available free of charge on our website, at www.zones.com/IR, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

Additionally, all materials that we file with the SEC can be viewed and copied at the SEC’s Public Reference Room at 450 Fifth Street NW, Washington, DC 20549, or via the SEC’s website at www.sec.gov. Information on the operation of the Public Reference Room can be obtained by calling 1-800-SEC-0330.

Our Audit Committee Charter, Compensation Committee Charter and Nominating and Governance Committee Charter are also available on our website or upon written or verbal request. Requests for copies of any of these documents should be directed in writing to Zones, Inc. Investor Relations, 1102 15th Street SW, Suite 102, Auburn, WA 98001-6509.

Item 1A.	Risk Factors

There are a number of important factors that could cause our actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which we may or may not yet be aware.

Our operating results are difficult to predict and may adversely affect our stock price.
Our operating results are difficult to forecast, and there are a number of factors outside of our control, including:
•	purchasing cycles of commercial and public sector customers;
•	the level of corporate investment in new IT-related capital equipment;
•	more manufacturers going direct;
•	industry announcements of new products or upgrades;
•	industry consolidation;
•	cost of compliance with new legal and regulatory requirements;
•	general economic conditions; and
•	variability of vendor programs.
Based on those and other risks, there can be no assurance that we will be able to maintain the profitability we have experienced going forward.

We experience variability in our net sales and net income on a quarterly basis.
There is no assurance that we will sustain our current sales or income levels. Sales and income may decline for any number of reasons, including:
•	a decline in corporate profits leading to a change in corporate investment in IT-related equipment;
•	increased competition;
•	more manufacturers going direct;
•	changes in customers’ buying habits;
•	the loss of significant customers;
•	changes in the selection of products available for resale; or
•	general economic conditions.
A decline in sales levels could adversely affect our business, financial condition, cash flows or results of operations.

Our narrow gross margins magnify the impact of variations in our operating costs.
There is intense price competition and pressure on profit margins in the computer products industry. A number of manufacturers are also providing their products direct to customers. Various other factors also may create downward pressure on our gross margins, such as the quarter-to-quarter variability in vendor programs and an increasing proportion of sales to enterprise, public sector or other competitive bid accounts on which margins could be lower. If we are unable to maintain or improve gross margins in the future, this could have an adverse effect on our business, financial condition, or results of operations.

Our increased investments in our hiring, retaining and productivity of our sales force may not improve our profitability or result in expanded market share.
We ended 2006 with 342 account executives compared to 250 in 2005. We expect to continue to increase account executive headcount, but at a lower rate of growth due to corporate initiatives to lower turnover thus reducing hiring requirements in 2007. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives. The productivity of account executives has historically been closely correlated with tenure. Even if we do retain our account executives, there are no assurances that they will become productive at historical levels. Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Certain of our key vendors provide us with incentives and other assistance, and any future decline in these incentives and other assistance could materially harm our profit margins and operating results.
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

We are controlled by a principal stockholder.
Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns 52.4% of the outstanding shares of Zones common stock, excluding shares that he may acquire upon exercise of stock options that he holds. The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock. We are also certified as a Minority Business Enterprise based on Mr. Lalji’s maintenance of voting control. The certification allows us to compete for certain sales opportunities. A decrease in Mr. Lalji’s level of voting power through the issuance of additional equity capital could have an adverse effect on our ability to retain certain customers or compete for certain sales opportunities.

We may not be able to compete successfully against existing or future competitors, which include some of our largest vendors.
 The computer products industry is highly competitive. We compete with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc. and PC Connection, Inc. We also compete with product manufacturers, such as Apple, Dell, Hewlett-Packard, IBM and Lenovo, which sell direct to end-users, in addition to competition with specialty computer retailers, computer and general merchandise superstores, and consumer electronic and office supply stores. Many of our competitors compete principally on the basis of price and have lower costs. We believe that competition may intensify in the future due to market conditions and consolidation. In the future, we may face fewer, but larger or better-financed competitors. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that we will be able to compete effectively with existing competitors or new competitors that may enter the market, or that our business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.
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

We may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.
We acquire products directly from manufacturers, such as Hewlett-Packard, IBM and Lenovo, as well as from distributors such as Ingram Micro, Synnex, Tech Data and others. Certain hardware manufacturers limit the number of product units available to DMRs. Substantially, all of our contracts and arrangements with vendors are terminable without notice or upon short notice. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. Termination, interruption or contraction of our relationships with our vendors could have a material adverse effect on our business, financial condition, cash flows or results of operations.

If we fail to achieve and maintain adequate internal controls, we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.
We will continue to document and test our internal control procedures on an ongoing basis in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of internal controls over financial reporting and a report by an independent registered public accounting firm addressing such assessments if applicable. During the course of our testing we may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We face many uncertainties relating to the collection of state sales and use tax.
We collect and remit sales and use taxes in states in which we have voluntarily registered and/or have a physical presence. Various states have sought to require the collection of state and local sales taxes on products shipped to the taxing jurisdiction’s residents by DMRs. The United States Supreme Court held in 1992 that it is unconstitutional for a state to impose sales or use tax collection obligations on an out-of-state company whose contacts with the state were limited to the distribution of catalogs and other advertising materials through the mail and the subsequent delivery of purchased goods by United States mail or by common carrier. We cannot predict the level of contact, including electronic commerce and Internet activity, which might give rise to future or past tax collection obligations based on that Supreme Court case. Many states aggressively pursue out-of-state businesses, and legislation that would expand the ability of states to impose sales tax collection obligations on out-of-state businesses has been introduced in Congress on many occasions. A change in the law could require us to collect sales taxes or similar taxes on sales in states in which we have no presence and could potentially subject us to a liability for prior year sales, either of which could have a material adverse effect on our business, financial condition, and results of operations.

We rely on our distribution centers and certain distributors to meet the product needs of our customers.
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

We are heavily dependent on commercial delivery services.
We generally ship our products to customers by DHL, Eagle, FedEx, United Parcel Service and other commercial delivery services and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

We may not be able to attract and retain key personnel.
Our future success will depend to a significant extent upon our ability to attract, train and retain skilled personnel. Although our success will depend on personnel in all areas of our business, there are certain individuals that play key roles within the organization. Loss of any of these individuals could have an adverse effect on our business, financial condition, cash flows or results of operations.

We may be impacted by the loss of a major customer.
From time to time we have customers that represent more than 10% of total sales. For the years ended December 31, 2006 and 2005, there were no customers that individually represented more than 10% of total net sales. The concentration of credit risk associated with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Our systems are vulnerable to natural disasters or other catastrophic events.
Our operations are dependent on the reliability of information, telecommunication and other systems, which are used for sales, distribution, marketing, purchasing, inventory management, order processing, customer service and general accounting functions. Interruption of our information systems, Internet or telecommunication systems could have a material adverse effect on our business, financial condition, cash flows or results of operations.

Privacy concerns with respect to list development and maintenance may materially adversely affect our business.
If third parties or our team members are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, we could be subject to liability. We also mail catalogs and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. World-wide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect our business.

Our stock price may be volatile.
There is relatively limited trading of our stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers. The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if our stock were to be delisted from the NASDAQ Global Market. The NASDAQ Global Market imposes a requirement for continued listing that the value of shares publicly held, excluding those held by directors, officers and beneficial owners, exceed certain minimums. A potential future delisting of our common stock could result in significantly reduced circulation of our common stock, more limited press coverage, reduced interest by investors in the common stock, adverse effects on the trading market, downward pressure on the price for and liquidity of our stock, and reduced ability to issue additional securities or to secure additional financing.

Item 2.	Properties

We currently lease approximately 125,000 square feet of space for our corporate headquarters, including our telemarketing operations, in Auburn, Washington; approximately 27,000 square feet of space for our fulfillment warehouse facility in Seattle, Washington; approximately 70,000 square feet of space for our logistics warehouse in Bensenville, Illinois; and approximately 23,000 and 200 square feet of space for telemarketing sales offices in Portland, Oregon and Kansas City, Missouri, respectively.

Item 3.	Legal Proceedings

From time to time, we are a party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business. We believe that the ultimate outcome of any current proceedings, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 4A.	Executive Officers of the Registrant

Firoz H. Lalji, age 60, has served as the Company’s Chief Executive Officer since May of 1998 and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990. Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company. From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated more than 140 camera specialty stores in eight western states.

Christina Corley, age 39, was appointed President and COO of Zones, Inc. in October 2006. She had previously held the positions of Executive Vice President for Zones, Inc. from April 2005 to October 2006, and served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of the Company, from March 2003 to April 2005. Prior to the acquisition of CPCS by the Company, Ms. Corley was Chief Executive Officer and President of CPCS from 1999 to 2003. From 1996 to 1999, Ms. Corley served as Vice President of Sales and Marketing for VisionTek Corporation. From 1994 to 1996, Ms. Corley served as the General Manager for the Midwest Division of Dataflex Corporation.

Ronald P. McFadden, age 50, has served as Senior Vice President and Chief Financial Officer of Zones, Inc. since May 2000. Prior to this position, Mr. McFadden was the Company’s Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer for Kits Cameras, Inc. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

P. Sean Hobday, age 37, was appointed Executive Vice President Sales for Zones, Inc. in February 2005. Prior to this, Mr. Hobday served as President of Zones Corporate Solutions, a wholly owned subsidiary of the Company, since September 2003. Prior to that, Mr. Hobday was Vice President of Enterprise Sales for the Company since September 2001. From March 2000 to September 2001, Mr. Hobday served as Director of Client Development for the Company. From February 1999 to March 2000, Mr. Hobday served as Account Executive for the Company. From 1996 to 1998, Mr. Hobday served as Managing Director of Blue Ice Leisure in Sydney, Australia, an Austral-Asian division of First Team Sports.

Tom Ducatelli, age 41, joined Zones, Inc. in October 2006 as the Executive Vice President Business Development. Previously, Ducatelli served as Senior Vice President of U.S. Sales at Tech Data Corporation, a $20 billion multi-national distributor of IT products. Prior to that, he served as senior Vice President of Sales and Business Development for Dallas-based CompuCom Systems, Inc., a $1.7 billion IT reseller and solution provider he joined in 1994. Prior to CompuCom, Ducatelli spent six years as a national sales executive with mid-range computer manufacturer Digital Equipment Corp.

Anwar Jiwani, age 52, has served as Senior Vice President and Chief Information Officer since April 1999. Prior to this Mr. Jiwani served for 23 years with The Royal Bank of Canada.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

The Company’s Common Stock is quoted on the NASDAQ Global Market under the symbol ZONS. The following table sets forth the range of high and low sales prices for the Common Stock as reported by the NASDAQ National Market.

	Year ended December 31,
	2006		2005
	High	Low	High	Low
First quarter	$7.73	$4.90	$6.55	$3.18
Second quarter	7.70	5.86	4.15	2.90
Third quarter	10.83	6.08	4.48	3.70
Fourth quarter	14.44	7.17	5.50	4.03

As of March 9, 2007, the Company had approximately 4,000 beneficial holders of record of its Common Stock. The Company has never paid, and has no present plans to pay, a cash dividend on its Common Stock. The Company intends to retain its earnings to finance the expansion of its business.

Securities authorized for issuance under equity compensation plans are incorporated by reference from the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information.”

Since 2004, the Company has repurchased a total of 1,441,240 shares of its common stock at a total cost of $7.2 million under its repurchase program authorized by its Board of Directors. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. The following table presents share repurchases for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

Year	Total number of shares purchased	Amount paid
2006	568,400	$3,988
2005	424,450	$1,813
2004	448,390	$1,348

As of December 31, 2006, $979,000 in shares of the Company’s common stock remained available for repurchase under the program. In February 2007, the Board of Directors authorized a continuation of the Company’s share repurchase program, pursuant to which the Company increased the total amount authorized. As of February 2007, $3.0 million in shares of the Company’s common stock is available for repurchase under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

Item 6.	Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries. The balance sheet data at December 31, 2006 and 2005 and the statement of operations data for the years ended December 31, 2006, 2005 and 2004 have been derived from the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K. The balance sheet data for the years ended December 31, 2004, 2003 and 2002 and the statement of operations data for the years ended December 31, 2003 and 2002 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K.

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2006	2005	2004	2003[2]	2002
	(In thousands, except per share data and operating data)
Statement of Operations Data:
Net sales	$577,027	$566,553	$495,563	$460,772	$414,643
Cost of sales	505,508	505,997	438,426	410,078	371,725
Gross profit	71,519	60,556	57,137	50,694	42,918
Selling, general and administrative expenses	48,434	43,618	42,284	43,252	40,294
Advertising expense	7,159	6,618	7,082	6,597	1,354
State tax (benefit) expense[1,3]				(2,103)	2,145
Income (loss) from operations	15,926	10,320	7,771	2,948	(875)
Other (income) expense, net	270	503	314	379	(58)
Income (loss) before income taxes	15,656	9,817	7,457	2,569	(817)
Provision (benefit) from income taxes	5,971	3,766	2,805	1,001	(302)
Net income (loss)	$9,685	$6,051	$4,652	$1,568	$(515)

Basic income (loss) per share	$0.73	$0.45	$0.34	$0.11	$(0.04)

Weighted average shares used in computation of basic income (loss) per share	13,195	13,382	13,549	13,644	13,587

Diluted income (loss) per share	$0.66	$0.42	$0.32	$0.11	$(0.04)

Weighted average shares used in computation of diluted income (loss) per share	14,756	14,527	14,469	13,739	13,587

Balance Sheet Data:
Working capital	$41,675	$33,398	$27,024	$20,884	$20,587
Total assets	120,695	117,354	102,144	92,885	79,952
Interest bearing short-term debt		11,972	7,372	8,683	226
Long-term debt, net of current portion	6	21	1,307	1,667
Total shareholders’ equity	$49,482	$41,317	$36,551	$32,701	$31,097

Selected Operating Data (unaudited):
Number of shipments	406,475	398,437	421,836	473,098	506,877
Average order size [4]	$1,451	$1,455	$1,195	$982	$821
Sales force, end of period	342	250	281	234	239

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
3 During the fourth quarter of 2002, the Company received the final determination from the Washington State Department of Revenue regarding the tax years 1996 through 1999. The Company recorded a charge for this determination of $2.1 million.
4 Average order size is calculated by dividing gross sales by the number of shipped orders.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which the Company operates, management’s beliefs, and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend.” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 1A of this Annual Report. Particular attention should be paid to the cautionary statements involving future growth; account executive hiring and productivity; increased expenses of being a public company; pressure on margin; competition; state tax uncertainties; rapid technological change and inventory obsolescence; reliance on vendor relationships; dependence on personnel; potential disruption of business from information systems failure; reliance on outsourced distribution; variations in gross profit margin percentages due to vendor programs and credits, product and customer mix, pricing strategies, and economic conditions. Except as required by law, the Company undertakes no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the Company’s Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K.

General
The Company’s net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing and distribution costs, selling salaries including commissions, order processing, telephone and credit card fees, and other costs such as administrative salaries, stock compensation expense, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Other expense represents interest expense, net of non-operating income.

Overview
Zones, Inc. is a direct marketing reseller of technology hardware, software and services. The Company procures and fulfills IT solutions for the SMB market (between 50 and 1000 computer users), enterprise customers (greater than 1000 computer users) and the public sector (education and state and local governments). Relationships with SMB, enterprise customers, and public sector institutions represented 98.0%, 96.5% and 91.2% of total net sales during 2006, 2005 and 2004, respectively. The remaining sales were from inbound customers, primarily consumers and small office/home office accounts purchasing mostly Mac platform products.

The Company reaches its customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model executed through outbound account executives, field sales representatives, customized Web stores for corporate customers through ZonesConnect, a state of the art Internet portal at www.zones.com, dedicated e-marketing and direct marketing vehicles, and catalogs for demand-response opportunities and corporate branding.

The Company utilizes its purchasing and inventory management capabilities to support its primary business objective of providing name-brand products at competitive prices. The Company offers more than 150,000 hardware, software, peripheral and accessory products and services for users of Windows-based and Mac platform computers from more than 2,000 manufacturers.

The management team regularly reviews the Company’s performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, cooperative advertising reimbursements, advertising expenses, personnel costs, productivity per team member, accounts receivables aging, inventory aging, liquidity and cash resources.   Management compares the various metrics against goals and budgets and takes appropriate action to enhance Company performance.

The Company is dedicated to creating a learning community of empowered individuals to serve its customers with integrity, commitment and passion. At December 31, 2006, the Company had 661 team members in its consolidated operations, 342 of whom were inbound and outbound account executives. The majority of the Company’s team members work at its corporate headquarters in Auburn, Washington.

The Company makes additional company information available free of charge on its website, www.zones.com/IR.

Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in the results for the period in which the actual amounts become known.

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

The majority of the Company’s net sales relate to physical products. These sales are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. The Company offers limited return rights on its product sales. At the point of sale, the Company provides for an allowance for sales returns, which is established based on historical experience. Amounts billed for shipping and handling are recorded as revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk and has credit risk, revenues are recorded gross. Third-party extended warranties, third-party software maintenance products and third-party services sold by the Company (for which the Company is not the primary obligor) are recognized gross in revenues and cost of sales when the Company sets prices and has inventory risk and credit risk. If any of those criteria are not present, revenue and cost of sales are recorded net. The Company’s warranty sales are generally recorded net. When the sale is recorded, the Company has no further obligation to fulfill. The Company only recognizes revenue when all criteria of Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition" have been met.

Additionally, the Company offers limited return rights within 14 days on its product sales. The Company has demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. If actual credits were to deviate significantly from the Company’s estimates, its results of operations could be adversely affected. The Company had allowances for sales returns, net of cost, of $101,000 and $108,000 at December 31, 2006 and 2005, respectively.

Valuation of Current Assets, Allowance for Doubtful Accounts and Estimation of Market Inventory Obsolescence.
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

Accounting for Income Taxes.
The Company is required to estimate income taxes in states in which it is registered and/or has a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes. These differences result in deferred tax assets and liabilities. The Company considered future taxable income in assessing the need for a valuation allowance against its deferred tax assets. The Company believes that all net deferred tax assets shown on its balance sheet as of December 31, 2006, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or that those estimates are adjusted in future periods, the Company may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

Goodwill.
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

	Year ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.6	89.3	88.5
Gross profit	12.4	10.7	11.5
SG&A expenses	8.4	7.7	8.5
Advertising expense	1.2	1.2	1.4
Income from operations	2.8	1.8	1.6
Other expense, net	0.1	0.1	0.1
Income before income taxes	2.7	1.7	1.5
Provision from income taxes	1.0	0.7	0.6
Net income	1.7%	1.0%	0.9%

Product Mix:
Notebook & PDAs	12.4%	15.3%	14.7%
Desktops & Servers	20.3	20.1	21.3
Software	17.7	15.9	16.8
Storage	9.1	9.1	8.7
NetComm	4.9	4.2	4.4
Printers	8.2	11.3	9.6
Monitors & Video	10.4	9.6	10.3
Memory & Processors	6.2	5.4	5.0
Accessories & Other	10.8	9.1	9.2
Total	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2006 and 2005

Net Sales. Consolidated net sales increased 1.8% to $577.0 million in 2006 compared to $566.6 million in 2005. Consolidated outbound sales to commercial and public sector accounts increased 3.4% to $565.3 million in 2006 from $547.0 million in 2005. Sales to the Company’s SMB customers increased 18.1% to $222.1 million in 2006, compared to $188.2 million in 2005. The Company’s 2007 SMB growth initiatives will focus on small 50-to-100 seat customers, as well as assisting AEs to reach their expected productivity levels as tenure increases. Sales to the Company’s enterprise customers decreased 4.0% to $301.8 million for the year ended December 31, 2006, compared to $314.5 million in 2005. During 2005, one customer represented $48.5 million of enterprise net sales related to a specific one-time product roll-out during the second half of the year. The Company’s 2007 enterprise customer sales initiative includes the formation of a field sales force to supplement the outbound call center sales force. Net sales to public sector customers decreased 5.9% to $39.2 million in 2006 from $41.6 million in 2005. Inbound sales to the Company’s legacy Mac-platform consumer and small office/home office (“SOHO”) customers declined 37.3% to $14.0 million, or 2.4% of net sales.

Gross Profit. Consolidated gross profit increased to $71.5 million in 2006 compared to $60.6 million in 2005. Gross profit as a percentage of net sales increased to 12.4% in 2006, compared to 10.7% in 2005. The change is due to an increase in the gross profit earned on total net sales as compared to 2005, and an increase in the amount of vendor programs recorded in 2006. Gross profit margins as a percent of sales will continue to vary due to changes in vendor programs, product and customer mix, pricing strategies and economic conditions. The Company expects its gross profit margin to decline in 2007 from historical levels due to the Company’s field sales initiative and expected sales increases to existing large customers as large enterprise customers tend to record lower gross profit sales. The Company categorizes its warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, the Company’s gross profit may not be comparable to that of other companies that categorize warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses. SG&A expenses increased to $48.4 million for 2006 from $43.6 million in 2005, and increased as a percentage of net sales to 8.4% in 2006, compared 7.7% in 2005. The increase in SG&A expenses was due to the following:

•
Salaries, wages and benefits increased $4.4 million during 2006 as compared to the prior year. The increase was primarily due to increased headcount. The Company focused on growing its sales account executive headcount, particularly with the addition of its Portland, Oregon call center. Also, the Company recorded increased expenses associated with incentive compensation programs and commissions paid as a result of the increased sales volume and profitability, and stock compensation expense.

•
The Company’s state tax expense decreased $411,000 in 2006 as compared to the prior year. This primarily relates to decreased Business and Occupation tax (an excise tax based on gross receipts) to the State of Washington.

•
Facilities expense increased $254,000 for the year ended December 31, 2006 due to the additional rent expense associated with the Portland, Oregon call center, which was opened in the first quarter of 2006.

•
The Company’s professional fees increased $485,000 during 2006. This is primarily due to an increase in consulting fees associated with the Company’s outsourcing arrangement in India, as well as recruiting fees associated with the additional sales account executive headcount.

•	Depreciation expense declined $164,000 for the year ended December 31, 2006 as compared to 2005. This decline was primarily due to more of the Company’s assets becoming fully depreciated.

For the periods ending December 31, 2006 and 2005, warehousing and distribution network costs totaled $2.1 million and $2.2 million, respectively. With regard to 2007, the Company’s initiative to create a field sales force will increase the Company’s SG&A expenses and it is anticipated that the existing operations will subsidize this investment until it reaches breakeven by the end of the year.

Advertising Expenses, Net. The Company produces and distributes catalogs at various intervals throughout the year, and also engages in other activities, to increase the awareness of its brand and stimulate demand response. The Company’s net cost of advertising increased to $7.2 million in 2006 from $6.6 million in 2005.

•
Gross advertising expense increased to $8.9 million for fiscal year 2006 compared to $7.0 million in fiscal year 2005. The increase was primarily due to expenses related to corporate and customer events.

•
The Company’s gross advertising reimbursements also increased to $1.7 million in 2006 from $429,000 in 2005. The Company’s advertising expense increases were offset by the corresponding reimbursement increase, which was used to pay for incremental marketing activities.

Interest Expense. Interest expense was $419,000 in 2006, compared to $594,000 in 2005. The Company’s use of its line of credit to fund the expansion of accounts receivable and inventory incurred interest expense of $383,000 and $480,000 for the periods ended December 31, 2006 and 2005, respectively. The interest rate on the working capital line is tied to the Prime Rate. The effects of increases in the Prime Rate during 2006 where offset by a reduction in the Company’s usage of the working capital line of credit compared to 2005. The remaining expense was due to interest owed on the outstanding note payable to the former shareholders of CPCS, which was paid off in April 2006.

Other Income. Other income was $149,000 in 2006, compared to $91,000 in 2005.

Income Tax Provision. The income tax provision for 2006 was $5.9 million, compared to $3.8 million during 2005. The effective tax rates expressed as a percent of income were 38.1% and 38.4% for the years ended December 31, 2006 and 2005, respectively.

Net Income. Net income for fiscal year 2006 was $9.7 million, or $0.66 per diluted share, as compared to net income of $6.1 million, or $0.42 per diluted share, for fiscal year 2005.

Comparison of Years Ended December 31, 2005 and 2004

Net Sales. Consolidated net sales increased 14.3% to $566.6 million in 2005 compared to $495.6 million in 2004. The increase in sales resulted primarily from an increase in sales to its outbound customers. Consolidated outbound sales to commercial and public sector accounts increased 21.1% to $547.0 million in 2005 from $451.7 million in 2004, and they now represent 96.5% of the Company’s total net sales. Sales to the Company’s SMB customers increased 13.1% to $188.2 million in 2005, compared to $168.9 million in 2004. Sales to the Company’s enterprise customers increased 29.3% to $314.5 million for the year ended December 31, 2005, compared to $243.2 million in 2004. One customer represented $48.5 million of enterprise net sales related to a specific one-time product roll-out which occurred during the second half of 2005. Net sales to public sector customers increased 4.9% to $41.6 million in 2005 from $39.7 million in 2004. Inbound sales to the Company’s legacy Mac-platform consumer and small office/home office (“SOHO”) customers declined 55.4% to $22.3 million, or 3.9% of net sales. This decline was anticipated as the Company’s focus is on outbound sales customers who respond to the relationship-based selling model.

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

For the periods ending December 31, 2005 and 2004, warehousing and distribution network costs totaled $2.2 million and $1.9 million, respectively.

Advertising Expenses, Net. The Company produces and distributes catalogs at various intervals throughout the year, and also engages in other activities, to increase the awareness of its brand and stimulate demand response. The Company’s net cost of advertising decreased to $6.6 million in 2005 from $7.1 million in 2004.

•
Gross advertising expense decreased to $7.0 million for fiscal year 2005 compared to $7.6 million in fiscal year 2004. The decline was primarily due to a reduction in circulation of the Company’s catalogs. During 2005, the Company produced and distributed 5.0 million catalogs, compared to 7.7 million in 2004.

•	The Company’s gross advertising reimbursements also decreased to $429,000 in 2005 from $564,000 in 2004.

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

Liquidity and Capital Resources
Working Capital.
The Company’s total assets were $120.7 million at December 31, 2006, of which $111.4 million were current assets. At December 31, 2006 and 2005, the Company had cash and cash equivalents of $9.2 million and $3.2 million, respectively, and had working capital of $41.7 million and $33.4 million, respectively. The increase in working capital was primarily a result of the Company’s operating results which led to decreases in the Company’s usage of its line of credit, and the repayment of outstanding notes payable which reduced its current liabilities.

Stock Repurchase Program.
Since 2004, the Company has repurchased a total of 1,441,240 shares of its common stock at a total cost of $7.2 million under its repurchase program authorized by its Board of Directors. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. The following table represents share repurchases for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

Period	Total number of shares purchased	Amount paid
2006	568,400	$3,988
2005	424,450	$1,812
2004	448,390	$1,348

As of December 31, 2006, $979,000 in shares of the Company’s common stock remained available for repurchase under the program. In February 2007, the Board of Directors authorized a continuation of the Company’s share repurchase program, pursuant to which the Company increased the total amount authorized. As of February 2007, $3.0 million in shares of the Company’s common stock is available for repurchase under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

Approximately 92% of the Company’s sales are processed on open account terms offered to its customers, which increases the Company’s accounts receivable balance. To finance these sales, the Company leverages its secured line of credit for timing differences in cash inflows and cash outflows to invest in the growth of its business. The secured line of credit is utilized from time to time to invest in capital purchases, to purchase inventory for general stock as well as for certain customers, and to take full advantage of available early pay discounts.

At December 31, 2006, the Company had $40.0 million available under a secured line of credit with a major financial institution.  The credit facility is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60-days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts under the flooring facility, and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. At December 31, 2006, the Company was compliant with all covenants of this facility. At December 31, 2006, there were no amounts owed for working capital advances, and $14.4 million was owed to this financial institution for flooring arrangements related to inventory purchases.

The Company believes that its existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy its operating cash needs, and up to the remaining balance of $3.0 million authorized in the Company’s stock repurchase program, for at least the next 12 months at its current level of business. However, if the Company’s working capital or other capital requirements are greater than currently anticipated, the Company could be required to reduce or curtail its stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to the Company and its shareholders.

Cash Flows.
The primary factors that affected fiscal year 2006 cash flow from operations were account and vendor receivables, inventory financing, and the increase in accrued liabilities and deferred rent. Account and vendor receivables decreased $4.8 million due to aggressive collection efforts. Inventory financing increased by $5.9 million. The inventory financing balance change is due to purchasing and payment cycles. Accrued liabilities and deferred rent increased $4.3 million. This increase was primarily due to accrued incentive compensation.

Net cash used in investing activities was $1.8 million for the year ended December 31, 2006. Cash outlays for capital expenditures were $1.8 million for the years ended December 31, 2006 and 2005. Capital expenditures were primarily for leasehold improvements for the Company’s corporate headquarters and continued improvement, and other enhancements, of the Company’s information systems. The Company intends to continue to upgrade its internal information systems as a means to increase operational efficiencies.

The most significant components of the Company’s financing activities are the purchase of the Company’s common stock under its share repurchase program, net change in the Company’s secured line of credit, and net change in book overdraft. For the year ended December 31, 2006, the Company repurchased $4.0 million of its common stock under its share repurchase program. Net changes in the Company’s line of credit and book overdraft were a decrease of $10.7 million and $2.9 million, respectively. The Company’s financing activities for the year ended December 31, 2006 also included the payment of an amount due on the note payable issued in its acquisition of CPCS. The Company paid the final payment during the second quarter of 2006. For the years ended December 31, 2006 and 2005, the Company paid the former shareholders of CPCS $1.3 million each year.

Contractual Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2006:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (a)	$16,665	$2,236	$4,480	$3,870	$6,079
Purchase Obligations (b)	9,508	9,508
Total	$26,173	$11,744	$4,480	$3,870	$6,079

(a)
Represents the Company’s commitments under operating leases associated with contracts that expire at various times. One of the commitments is the Company’s Auburn, Washington headquarters, which is leased from a related party.

(b)	Purchase obligations represents the amount of open purchase orders the Company has outstanding with its vendors. These obligations may be canceled prior to shipment at the Company’s discretion.

Other Matters
 New Accounting Pronouncements.
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC released Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements on January 1, 2007. The Company does not believe that the adoption of SAB 108 will have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 will be adopted by the Company on January 1, 2007. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
The Company is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of its short-term borrowing and investment activities, which generally bear interest at variable rates. The Company invests cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, the Company's unsecured credit agreement provides for borrowings which bear interest at variable rates based on the prime rate. The Company had no interest-bearing borrowings outstanding pursuant to the credit agreement as of December 31, 2006. The Company believes that the effect, if any, of reasonably possible near-term changes in interest rates on the Company's financial position, results of operations and cash flows should not be material.

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

During the fourth quarter of 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholder under the caption “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.” See also the information concerning executive officers of the Company included in Item 4A of Part I in this Report.

The Board of Directors has determined that John Bauer qualifies as an “audit committee financial expert” as such term is defined by the SEC and that Mr. Bauer meets the independence criteria set forth in the applicable rules of Nasdaq and the SEC for Audit Committee Membership.

The Company’s Code of Business Conduct and Ethics has been approved by its Board of Directors and applies to all of its team members and directors, including its principal executive officer, principal financial officer and principal accounting officer. The Company’s Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to its business.

A copy of the Company’s Code of Business Conduct and Ethics is available at its website at www.zones.com/IR. In the event that an amendment to, or a waiver from, a provision of the Company’s Code of Business Conduct and Ethics that applies to any of its officers or directors is necessary, the Company intends to post such information on its website at www.zones.com/IR.

The Company will provide without charge to any person, upon request of such person, a copy of its Code of Business Conduct and Ethics. Requests should be directed in writing to Zones, Inc. Investor Relations, 1102 15th Street SW, Suite 102, Auburn, WA 98001-6509.

Item 11.	Executive Compensation
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14.	Principal Accountant Fees and Services
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees.”

Part IV

Item 15.	Exhibits and Financial Statement Schedules
(a)	1. Financial Statements:
The financial statements of Zones, Inc. and the Report of Independent Registered Public Accounting Firm is included herein beginning on page 29.

2. Financial Statement Schedules:

See Schedule II, Valuation and Qualifying Accounts

3. Exhibits:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Multiple Zones International, Inc.		S-1	3.1	333-04458	6/5/96
3.2	Articles of Amendment of Multiple Zones, Inc.		S-8	4.2	333-110750	11/25/03
3.3	Amended and Restated Bylaws of Multiple Zones International, Inc.		10-K	3.1	000-28488	3/4/05
4.1	Form of Common Stock Certificate of Zones, Inc.
10.1	Multiple Zones International, Inc. Amended and Restated 1993 Stock Incentive Plan*		10-K	10.1	000-28488	3/4/05
10.2	Multiple Zones International, Inc. Amended and Restated 1999 Director Stock Option Plan*		14-A	Appendix A	000-28488	3/25/04
10.3	Form of Stock Option Agreement (used for grants to executive officers after March 31, 1996)*		S-1	10.4	333-04458	6/5/96
10.4	Form of Stock Option Agreement (used for grants to outside directors)*		S-1	10.16	333-04458	6/5/96
10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96
10.6	Multiple Zones International, Inc. Employee Stock Purchase Plan*		S-1	10.6	333-04458	6/5/96
10.7	Amendment of 1996 Employee Stock Purchase Plan		10-Q	10.3	000-28488	8/14/03
10.8	Form of Indemnification Agreement between Multiple Zones International, Inc. and certain executive officers and outside directors*		S-1	10.15	333-04458	6/5/96
10.9	Amended and Restated Indemnification Agreement		10-Q	10.1	000-28488	11/14/03
10.10	Loan and Security Agreement dated November 25, 2002 between Zones, Inc. and TransAmerica Commercial Finance		10-K	10.20	000-28488	2/26/03
10.11	Amended and Restated Loan and Security Agreement dated April 11, 2003 between Zones, Inc., Corporate PC Source, Inc. and Transamerica Commercial Finance Corporation		10-Q	10.1	000-28488	8/14/03
10.12	Zones, Inc. 2003 Equity Incentive Plan*		14-A		000-28488	3/20/03
10.13	Stock Purchase Agreement, dated March 31, 2003, by and among Zones, Inc. and Corporate PC Source, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declaration of Trust dated September 17, 1997, and Daniel Frauenheim.		8-K	2.1	000-28488	4/3/03
10.14	Office lease dated June 9, 2003 between Zones, Inc and Fana Auburn LLC		10-Q	10.2	000-28488	8/14/03
10.15	Form of Stock Option Agreement (used for grants under the 2003 Stock Equity Plan)*		10-K	10.25	000-28488	2/26/04
10.16	Commercial Lease Agreement dated March 19, 2004 between Corporate PC Source and AMB Property II, L.P.		10-Q	10.4	000-28488	5/13/04
10.17	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated January 9, 2004 between Zones Inc. and its subsidiaries, and Transamerica Commercial Finance Corporation		10-Q	10.5	000-28488	5/13/04
10.18	Subordination, Non-disturbance, and Attornment Agreement dated June 22, 2004 between US Bank National Association, Zones, Inc. and Fana Auburn LLC		10-Q	10.1	000-28488	8/11/04

10.19	Interest Termination and Settlement Agreement, dated September 27, 2004, by and among Zones, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declarations of Trust dated September 17, 1997, and Daniel Frauenheim		8-K	10.1	000-28488	9/29/04
10.20	Form of Unsecured, Subordinated Promissory Note		8-K	10.2	000-28488	9/29/04
10.21	Summary of Zones, Inc. Board Meeting Fees and Basic Compensation		10-Q	10.1	000-28488	8/10/05
10.22	Notice of Grant of Director Stock Option pursuant to the Zones, Inc 2003 Equity Incentive Plan		10-Q	10.2	000-28488	8/10/05
10.23	Office Lease dated September 2005 between Zones, Inc. and the Trustees Under the Will and of the Estate of James Campbell, Deceased		10-Q	10.1	000-28488	11/9/05
10.24	Office Lease dated December 2005 between Zones, Inc. and Montgomery Park I, LLC		10-K	10.28	000-28488	2/24/06
10.25	Amendment to Office Lease between Zones, Inc and Fana Auburn LLC		10-Q	10.1	000-28488	5/12/06
10.26	Summary of the Zones, Inc. Senior Management Bonus Program*		8-K	99.2	000-28488	2/12/07
10.27	Summary of the Zones, Inc. Executive Vice President Bonus Program*		8-K	99.1	000-28488	2/12/07
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONES, INC.

Date: February 27, 2007
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

Signature	Title	Date

/S/ JOHN H. BAUER	Director	February 27, 2007
John H. Bauer

LARRY BENAROYA	Director	February 27, 2007
Larry Benaroya

/S/ CATHI HATCH	Director	February 27, 2007
Cathi Hatch

/S/ WILLIAM C. KEIPER	Director	February 27, 2007
William C. Keiper

/S/ KENNETH M. KIRKPATRICK	Director	February 27, 2007
Kenneth M. Kirkpatrick

/S/ FIROZ H. LALJI	Director	February 27, 2007
Firoz H. Lalji

ZONES, INC.

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$9,191	$3,195
Receivables, net of allowances of $1,936 and $1,562 at December 31, 2006 and 2005, respectively	65,699	68,318
Vendor receivables	12,556	14,750
Inventories	21,385	19,736
Prepaid expenses	1,076	922
Deferred income taxes	1,473	1,346
Total current assets	111,380	108,267
Property and equipment, net	3,771	3,810
Goodwill	5,098	5,098
Deferred income taxes	251
Other assets	195	179
Total assets	$120,695	$117,354

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$42,592	$45,359
Inventory financing (Note 5)	14,385	8,469
Accrued liabilities	12,728	9,069
Line of credit		10,700
Notes payable to former shareholders of CPCS, Inc.		1,272
Total current liabilities	69,705	74,869
Note payable for purchase of fixed asset	6	21
Deferred income taxes		35
Deferred rent obligation	1,502	1,112
Total liabilities	71,213	76,037

Commitments and contingencies (Note 8)

Shareholders' equity:
Common stock, no par value, 45,000,000 authorized; 13,157,719 and 13,265,049 shares issued and outstanding at December 31, 2006 and 2005, respectively	35,983	37,503
Retained earnings	13,499	3,814
Total shareholders' equity	49,482	41,317
Total liabilities and shareholders' equity	$120,695	$117,354

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2006	2005	2004

Net sales	$577,027	$566,553	$495,563
Cost of sales	505,508	505,997	438,426
Gross profit	71,519	60,556	57,137

Selling, general and administrative expenses	48,434	43,618	42,284
Advertising expense	7,159	6,618	7,082
Income from operations	15,926	10,320	7,771

Interest expense	419	594	404
Other income	(149)	(91)	(90)
Other expense, net	270	503	314

Income before income taxes	15,656	9,817	7,457
Provision for income taxes	5,971	3,766	2,805
Net income	$9,685	$6,051	$4,652

Basic income per share	$0.73	$0.45	$0.34

Weighted average shares used in computing basic income per share	13,195	13,382	13,549

Diluted income per share	$0.66	$0.42	$0.32

Weighted average shares used in computing diluted income per share	14,756	14,527	14,469

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings
	Shares	Amount	(Deficit)	Total

Balance, January 1, 2004	13,659,371	$39,590	$(6,889)	$32,701
Purchase and retirement of common stock	(448,390)	(1,348)		(1,348)
Exercise of stock options	296,746	453		453
Tax effect of stock options exercised		93		93
Net income			4,652	4,652
Balance, December 31, 2004	13,507,727	38,788	(2,237)	36,551
Purchase and retirement of common stock	(424,450)	(1,813)		(1,813)
Exercise of stock options	181,772	316		316
Tax effect of stock options exercised		212		212
Net income			6,051	6,051
Balance, December 31, 2005	13,265,049	37,503	3,814	41,317
Purchase and retirement of common stock	(568,400)	(3,988)		(3,988)
Exercise of stock options	461,070	1,412		1,412
Excess tax benefit from stock options exercised		651		651
Stock-based compensation		405		405
Net income			9,685	9,685
Balance, December 31, 2006	13,157,719	$35,983	$13,499	$49,482

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$9,685	$6,051	$4,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,831	1,966	2,468
Non-cash stock-based compensation	405
Excess tax benefit from exercise of stock options	(651)
Deferred tax asset	(413)	2,854	2,272
Tax effect of stock option exercise		212	93
(Increase) decrease in assets and liabilities:
Receivables, net	4,813	(19,130)	(3,973)
Inventories	(1,649)	(2,330)	(5,918)
Prepaid expenses and other assets	(171)	29	138
Accounts payable	128	3,133	6,618
Inventory financing	5,916	(5,837)	(443)
Income taxes payable	353	107
Accrued liabilities and deferred rent	4,347	1,717	(206)
Net cash provided by (used in) operating activities	24,594	(11,228)	5,701

Cash flows from investing activities:
Purchases of property and equipment	(1,792)	(1,826)	(2,029)
Net cash used in investing activities	(1,792)	(1,826)	(2,029)

Cash flows from financing activities:
Net change in book overdrafts	(2,894)	7,975	1,112
Net change in line of credit	(10,700)	4,600	(1,750)
Payments of note payable	(1,287)	(1,286)	(862)
Excess tax benefit from exercise of stock options	651
Purchase and retirement of common stock	(3,988)	(1,813)	(1,348)
Proceeds from exercise of stock options	1,412	316	453
Net cash provided by (used in) financing activities	(16,806)	9,792	(2,395)

Net increase (decrease) in cash and cash equivalents	5,996	(3,262)	1,277
Cash and cash equivalents at the beginning of the year	3,195	6,457	5,180

Cash and cash equivalents at the end of the year	$9,191	$3,195	$6,457

Supplemental cash flow information:
Cash paid for interest	$489	$554	$335
Cash paid for income taxes	$6,019	$594	$260

Noncash investing and financing activity:
Cancellation of note payable for acquisition of CPCS			$1,544
Note payable replacing earn-out provision of CPCS acquisition			$2,744
Non-cash reduction to note payable for purchase price adjustment of CPCS			$295
Note payable for fixed asset purchase			$35

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business

Zones, Inc. (the ”Company”) is a single-source direct marketing reseller of name-brand information technology products to the small-to-medium-sized business market, enterprise accounts and public sector accounts. The Company sells these products through outbound and inbound account executives, catalogs and the Internet. The Company offers more than 150,000 products from leading manufacturers, including 3Com, Adobe, Apple, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, Sony and Toshiba.

2.  Summary of Significant Accounting Policies

Principles of Consolidation.
The accompanying consolidated financial statements include the accounts of the Company and its majority owned subsidiary. Inter-company transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents.
Cash and cash equivalents represent highly liquid investments with original maturities of three months or less at the date of purchase.

Concentration of Credit Risk.
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

Inventories.
Inventories consist primarily of computer hardware and software. Inventory is valued at the lower of cost or market value. The Company decreases the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

The Company currently buys a significant portion of its products from four suppliers. Purchases from Ingram Micro, Tech Data, Synnex and IBM represented 21.4%, 13.9%, 12.6% and 11.4%, respectively, of the Company’s total product purchases in 2006. Purchases from Ingram Micro, Tech Data, Synnex and Hewlett-Packard represented 19.1%, 18.2%, 15.7% and 12.5%, respectively, of the Company’s total product purchases in 2005. Purchases from Ingram Micro, Synnex and Tech Data represented 22.5%, 12.0% and 10.3%, respectively, of the Company’s total product purchases in 2004. No other vendor supplied more than 10.0% of the Company’s total product purchases in 2006, 2005 or 2004. Although there are a limited number of manufacturers, the Company believes that other suppliers could provide similar products if its relationship with any of these suppliers was interrupted.

Property and Equipment.
Property and equipment is recorded at cost. Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets. Useful lives for computer hardware and software range from two to five years and other property and equipment range from three to 11 years. Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease term, whichever is shorter (generally three to 11 years). Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized. The Company evaluates the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and it recognizes its impairment when it is probable that such estimated future cash flows will be less than the asset carrying value. No impairments were identified in 2006, 2005 or 2004.

Capitalized internal software development costs totaled $642,000 and $659,000 for the years ended December 31, 2006 and 2005, respectively.

Income Taxes.
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

Goodwill.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually on the purchase date or sooner when events indicate that potential impairment exists. All goodwill relates to the purchase of CPCS.

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 are as follows:

Balance as of January 1, 2005	$5,098
Impairment loss
Balance as of December 31, 2005	5,098
Impairment loss
Balance as of December 31, 2006	$5,098

Use of Estimates.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

The majority of the Company’s net sales relate to physical products. These sales are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales. The Company offers limited return rights on its product sales. At the point of sale, the Company provides for an allowance for sales returns, which is established based on historical experience. Amounts billed for shipping and handling are recorded as revenue. Pursuant to EITF 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent,” when the Company sets prices, has inventory risk and has credit risk, revenues are recorded gross. Third-party extended warranties, third-party software maintenance products and third-party services sold by the Company (for which the Company is not the primary obligor) are recognized gross in revenues and cost of sales when the Company sets prices and has inventory risk and credit risk. If any of those criteria are not present, revenue and cost of sales are recorded net. The Company’s warranty sales are generally recorded net. When the sale is recorded, the Company has no further obligation to fulfill. The Company only recognizes revenue when all criteria of Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition" have been met.

Cost of Sales.
Cost of sales primarily consists of the purchase price of products and services sold by the Company. Cost of sales also includes inbound and outbound shipping charges to the Company, vendor rebates and cash discounts that are recorded when earned as a reduction to cost of sales, physical inventory adjustments, and vendor consideration classified as a reduction of cost of sales. Vendor rebates from product rebates that require certain volumes of product sales or purchases are recorded only after the related milestones are met.

Selling, General and Administrative Expenses.
Selling, general and administrative expenses include payroll, team member benefits and other headcount-related costs, cost of fulfillment (including warehousing), credit card processing and bad debts costs, facilities, professional fees and administration costs, and depreciation and amortization.

Advertising Expenses.
The Company produces and distributes catalogs at various intervals throughout the year, and also engages in other activities, to increase the awareness of its brand and stimulate demand response. The costs to produce and distribute individual catalogs, including paper, printing, postage, production and design costs, and for other marketing initiatives, such as trade shows, direct mail pieces, and customer or vendor events, are capitalized and amortized to selling expense during the period in which the catalogs are mailed or the event takes place. Capitalized advertising costs of $298,000 and $184,000 were included with prepaid expenses at December 31, 2006 and 2005, respectively. The Company receives cooperative advertising expense reimbursements from vendors who support the Company’s marketing and advertising activities. The following table presents the gross amounts that are netted together in the Company’s advertising expense line item.

	2006	2005	2004
Gross advertising expense	$8,858	$7,047	$7,646
Gross advertising reimbursements	(1,699)	(429)	(564)
Advertising expense	$7,159	$6,618	$7,082

Other Income/Expense.
Other income/expense includes interest income earned on cash and cash equivalents, net of interest expense. Interest expense includes fees associated with the Company’s working capital line as well as accrued interest associated with the notes payable to the former shareholders of CPCS recorded as part of the acquisition.

Comprehensive Income.
The Company has no differences between net income and comprehensive income.

Stock Compensation.
The Company’s stock option plans grant options to acquire shares of common stock to certain team members and non-employee directors. Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The majority of the options have a contractual life of 10 years and vest and become exercisable in 20% increments over five years.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes the Company’s previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), for periods beginning in fiscal year 2006. Previously, under APB 25, the Company accounted for stock options under the intrinsic value method. Accordingly, the Company did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. The Company previously disclosed the fair value of its stock options under the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”). The fair value of option grants prior to January 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model.

The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year 2006. The Company’s condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Total stock-based compensation expense recognized in the consolidated statement of earnings for the year ended December 31, 2006 was $405,000, before income taxes, and did not have a material impact on net income or earnings per share.   The Company used the criteria in SFAS No. 123R to calculate and establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and also used the criteria to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R. The tax benefit for stock options exercised during the year ended December 31, 2006 was $651,000.

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

The following table shows the prior year effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (in thousands, except earnings per share):

	Year ended December 31,
	2005	2004
Net income - as reported	$6,051	$4,652
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(808)	(827)

Net income - pro forma	$5,243	$3,825

Basic income per share - as reported	$0.45	$0.34
Diluted income per share - as reported	$0.42	$0.32
Basic income per share - pro forma	$0.39	$0.28
Diluted income per share - pro forma	$0.36	$0.26

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively: expected volatility of 186% and 183%, risk-free interest rate of 4.05% and 3.43%, and expected lives of 5 years.

Disclosures for the 2006 are not presented because the amounts are recognized in the consolidated financial statements.

There were no options granted in the twelve months ended December 31, 2006. The current expense for all outstanding options granted prior to January 1, 2006 has been recognized in the consolidated statement of earnings for the twelve months ended December 31, 2006. Forfeitures are estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2006, there is $245,000 of total unrecognized pre-tax compensation expense related to nonvested stock options granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of 1.4 years.

Segment Reporting
In 2004, the Company reported its then subsidiary, CPCS, and its Zones reporting unit as separate segments. On April 1, 2005, the Company merged the CPCS subsidiary into the Zones reporting unit. Accordingly, no separate segment for this subsidiary currently exists. The Company is now represented by one reportable segment: a single-source, multi-vendor, direct-marketing reseller of name-brand information technology products and services to small to medium-sized businesses, enterprise accounts and the public sector markets.

A summary of the Company’s operations by product mix is detailed in Note 13.

Reclassifications
Certain reclassifications of prior years’ balances have been made to conform to the fiscal year 2006 presentation. Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157 (SFAS 157), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair-value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS 157 is effective for the Company’s fiscal year 2008. The Company is currently evaluating the impact of adopting SFAS 157.

In September 2006, the SEC released Staff Accounting Bulletin 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. The intent of SAB 108 is to reduce diversity in practice for the method companies use to quantify financial statement misstatements, including the effect of prior-year uncorrected errors. SAB 108 establishes an approach that requires quantification of financial statement errors using both an income statement and a cumulative balance sheet approach. SAB 108 is effective for fiscal years beginning after November 15, 2006, and the Company will adopt the new requirements on January 1, 2007. The Company does not believe that the adoption of SAB 108 will have a significant effect on its financial statements.

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. The cumulative effect of applying Interpretation 48 will be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 will be adopted by the Company on January 1, 2007. The Company currently does not believe that the adoption of Interpretation 48 will have a significant effect on its financial statements.

In June 2006, the FASB ratified the consensus reached on Emerging Issues Task Force (EITF) Issue No. 06-03, “How Sales Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (that is, Gross Versus Net Presentation).” The EITF reached a consensus that the presentation of taxes on either a gross or net basis is an accounting policy decision that requires disclosure. EITF 06-03 is effective for the first interim or annual reporting period beginning after December 15, 2006. Amounts collected from members, which under common trade practices are referred to as sales taxes, are and have been recorded on a net basis. The Company has no intention of modifying this accounting policy. Therefore, the adoption of EITF 06-03 will not have any effect on the Company’s financial statements.

3.   Fair Value of Financial Instruments

The estimated fair value of the Company’s financial instruments approximates their carrying value due to their short-term nature. The estimated fair value of the line of credit approximates the carrying value, as this instrument requires interest payments at a market rate of interest plus a margin.

4.   Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005	Estimated Useful Lives
Equipment	$15,831	$15,679	2 to 5 years
Computer software/Web development	18,105	17,436	2 to 5 years
Furniture and fixtures and leasehold improvements	1,662	1,357	3 to 11 years
	35,598	34,472
Less accumulated depreciation and amortization	(31,827)	(30,662)
Property and equipment, net	$3,771	$3,810

5.   Line of Credit

At December 31, 2006, the Company had a $40,000,000 credit facility, collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and a flooring facility used to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal, which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime + 0.50%. The Company’s line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the Company’s line of credit are due on demand. Inventory advances do not bear interest if paid within terms, usually 30 days from advance date.  There were no working capital advances outstanding at December 31, 2006, but the Company had working capital advances of $10.7 million at December 31, 2005. The flooring arrangement included $14.4 million owed to this financial institution related to inventory purchases at December 31, 2006, compared to $8.5 million at December 31, 2005.

The Company uses this credit facility under its cash management system to cover checks presented for payment in excess of cash balances. As of December 31, 2006 and 2005, the Company had book overdrafts of $10.2 million and $13.1 million, respectively, which are recorded as a component of accounts payable on the accompanying balance sheet.

The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation of the Company. The Company was in compliance with all the covenants contained in the agreement at December 31, 2006.

6.   Accrued Liabilities and Other

Accrued liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Accrued payroll	$4,932	$3,842
Accrued taxes	3,268	2,823
Accrued advertising	50	20
Accrued interest	7	104
Other accruals	4,471	2,280
Total	$12,728	$9,069

7.   Income Taxes

The income tax expense consists of the following (in thousands):

	Year ended December 31,
	2006	2005	2004
Current	$6,384	$912	$533
Deferred	(413)	2,854	2,272
Total	$5,971	$3,766	$2,805

The components of deferred taxes were as follows (in thousands):

	December 31,
	2006	2005
Assets:
Allowance for doubtful accounts	$728	$585
Merchandise inventory	302	331
Deferred rent obligation	549	418
Accrued liabilities and other	443	424
	$2,022	$1,758

Liabilities:
Property and equipment	(298)	(447)
	(298)	(447)
Net deferred tax asset	$1,724	$1,311

A reconciliation of the effective income tax rate on income before taxes with the federal statutory rate as follows:

	Year ended December 31,
	2006	2005	2004
Statutory rate	35.0%	34.0%	34.0%
State income tax, net of federal benefit	2.0	2.0	2.7
Stock compensation	0.5
Other	0.6	2.4	0.9
Effective tax rate	38.1%	38.4%	37.6%

8.   Commitments and Contingencies

Operating Leases
The Company leases its offices, returns warehouse facility, and other equipment under non-cancelable operating leases that expire through 2016. Under the terms of certain leases, the Company is responsible for its share of taxes, insurance and common area charges. At December 31, 2006, future minimum payments under operating leases were as follows (in thousands):

2007	$2,236
2008	2,324
2009	2,156
2010	1,984
2011	1,886
Thereafter	6,079
Total	$16,665

Certain portions of the Company’s lease agreements provide for scheduled rent increases during the lease terms. Minimum rental expenses are recognized on a straight-line basis over the terms of the lease. Rental expense, which is recorded on a straight-line basis, totaled $3.1 million, $2.5 million and $2.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Related Party
In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the lease agreement, the Company will pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. For the years ended December 31, 2006, 2005 and 2004 the Company paid Fana Auburn LLC $1.6 million, $1.7 million and $543,000, respectively, related to the lease. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and renegotiate its lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration. In May 2006, after the Company’s Audit Committee reviewed and approved this related party transaction, the Company signed an amendment to the lease agreement. Pursuant to the terms of the amendment, Fana Auburn LLC has agreed to increase the rentable square feet by approximately 18,923 square feet. The additional square feet will increase the annual lease payment by $259,000. Effective January 1, 2007, the Company will have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.

Notes Payable
On March 31, 2003, the Company acquired Corporate PC Source, Inc. (“CPCS”) pursuant to a Stock Purchase Agreement (“SPA”). Under the terms of the SPA, the Company issued notes to the former shareholders of CPCS. The Company paid the final payment during the second quarter of 2006. For the years ended December 31, 2006 and 2005, the Company paid the former shareholders of CPCS $1.3 million each year.

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

9.   Shareholders' Equity

Stock Options
In 1993, the Company adopted a Stock Incentive Plan (the “Plan”) whereby the Company issued incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to certain team members. As of December 31, 2006, only stock options had been granted under the Plan. The term of each option granted was for such periods as determined by the Board of Directors, but not for more than ten years from date of grant. Options may be exercised based on a vesting schedule determined by the Board of Directors, and the Plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2006.

In addition to options granted under the Plan, the Company has granted options under a separate plan to the Board of Directors. Options outstanding to these individuals at December 31, 2006 were 80,000 shares at option prices of $0.73 - $12.00 per share. The maximum number of shares to be granted under this plan was 325,000. As of December 31, 2006, the Company had indefinitely suspended this program and therefore had no available shares.

In January 2003, the Board of Directors adopted the Zones, Inc. 2003 Equity Incentive Plan (the “New Plan”), under which the Company may issue, among other things, incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights. Under the New Plan, stock options are granted solely at the discretion of the Board of Directors, and the term of each option granted will be for such periods as determined by the Board of Directors, but not for more than ten years from date of grant. Options will be exercisable based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain changes in control of the Company. Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at the option of the Company under certain conditions. The maximum number of shares that may be granted under the New Plan is 1,175,000.

Information regarding the stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Options Exercisable
Outstanding, January 1, 2004	3,329,682	2.68	1,310,817
Granted	925,300	2.95
Exercised	(296,746)	1.53
Canceled	(684,843)	3.70
Outstanding, December 31, 2004	3,273,393	2.63	1,471,617
Granted	282,200	3.38
Exercised	(181,772)	1.74
Canceled	(306,102)	1.77
Outstanding, December 31, 2005	3,067,719	2.84	2,181,673
Granted
Exercised	(461,070)	3.06
Canceled	(36,358)	4.70
Outstanding, December 31, 2006	2,570,291	$2.78	2,138,483

There were no options granted in the year ended December 31, 2006. For the years ended December 31, 2005 and 2004, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2005	2004
Exercise price equals market price	$2.29	$2.58

The following tables summarize information about fixed-price stock options outstanding at December 31, 2006:

Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted-Average Remaining Contractual Years	Weighted-Average Exercise Price
$ 0.73 - $ 0.96	446,980	5.90	$0.91
$ 1.05 - $ 1.06	501,000	6.59	1.06
$ 1.07 - $ 2.92	602,682	6.94	2.40
$ 2.99 - $ 3.13	430,846	7.03	3.00
$ 3.19 - $ 5.81	446,811	4.55	4.38
$ 6.00 - $15.00	141,972	2.06	10.66
$ 0.73 - $15.00	2,570,291	6.02	$2.78

Options Exercisable
Range of Exercise Prices	Number at December 31, 2006	Weighted-Average Exercise Price
$ 0.73 - $ 0.96	373,430	$0.91
$ 1.05 - $ 1.06	384,802	1.06
$ 1.07 - $ 2.92	468,182	2.32
$ 2.99 - $ 3.13	323,386	3.00
$ 3.19 - $ 5.81	446,711	4.38
$ 6.00 - $15.00	141,972	10.66
$ 0.73 - $15.00	2,138,483	$2.94

10.   Earnings Per Share

The Company has 45,000,000 common shares authorized, and 13,157,719 issued and outstanding at December 31, 2006. The Company has also granted options to purchase common shares to the team members and directors of the Company. The following is a reconciliation of the numerator and denominator of the basic and diluted earnings-per-share computations (in thousands, except per share data).

	Year ended December 31,
	2006	2005	2004
Basic earnings per share:

Net income	$9,685	$6,051	$4,652

Weighted-average shares used in computing basic income per share	13,195	13,382	13,549

Basic income per share	$0.73	$0.45	$0.34

Diluted earnings per share:

Net income	$9,685	$6,051	$4,652

Weighted-average shares used in computing basic income per share	13,195	13,382	13,549
Stock Options	1,561	1,145	920
Weighted-average shares used in computing diluted income per share	14,756	14,527	14,469

Diluted income per share	$0.66	$0.42	$0.32

For the years ended December 31, 2006, 2005 and 2004, 106,258, 516,045 and 501,087 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

11.   Deferred Income 401(k) Plan

The Company offers a deferred income 401(k) plan to substantially all full-time team members with a minimum of six months of service. Participants may make tax-deferred contributions of up to 60% of annual compensation subject to certain limitations specified by the Internal Revenue Code. The Company provides a discretionary match as recommended by its Compensation Committee and voted upon by its Board of Directors on a quarterly basis. During 2006, 2005 and 2004, the Company’s Board of Directors approved a match in each of the quarters. For fiscal years 2006, 2005 and 2004, the Company provided a 50% match for all team member contributions, up to 6% of the team member’s annual compensation, subject to certain limitations specified by the Internal Revenue Code. During fiscal 2006, 2005, and 2004, the Company expensed $389,000, $362,000 and $315,000, respectively, relating to employer contributions under the plan.

12.   Stock Repurchase Program

Since 2004, the Company has repurchased a total of 1,441,240 shares of its common stock at a total cost of $7.2 million under its repurchase program authorized by its Board of Directors. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. The following table presents share repurchases for the years ended December 31, 2006, 2005 and 2004 (dollars in thousands):

Period	Total number of shares purchased	Amount paid
2006	568,400	$3,988
2005	424,450	$1,813
2004	448,390	$1,348

As of December 31, 2006, $979,000 in shares of the Company’s common stock remained available for repurchase under the program. In February 2007, the Board of Directors authorized a continuation of the Company’s share repurchase program, pursuant to which the Company increased the total amount authorized. As of February 2007, $3.0 million in shares of the Company’s common stock is available for repurchase under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

13.   Segment Information

In 2004, the Company reported its subsidiary, CPCS, and its Zones reporting unit as separate segments. On April 1, 2005, the Company merged the CPCS subsidiary into the Zones reporting unit. Accordingly, no separate segment for this subsidiary currently exists. The Company is now represented by one reportable segment: a single-source, multi-vendor, direct-marketing reseller of name-brand information technology products to small to medium-sized businesses, enterprise accounts and the public sector markets.

A summary of the Company’s sales by product mix follows (in thousands):

	December 31,
	2006	2005	2004
Notebook & PDAs	$71,477	$86,861	$72,672
Desktops & Servers	117,148	113,779	105,636
Software	102,055	90,199	83,415
Storage	52,785	51,453	43,198
NetComm	28,325	23,968	21,936
Printers	47,479	63,964	47,406
Monitors & Video	59,761	54,460	50,939
Memory & Processors	35,815	30,407	24,807
Accessories & Other	62,182	51,462	45,554

Substantially all of the Company’s net sales for the years ended December 31, 2006, 2005 and 2004 were made to customers located in the United States. All of the Company’s assets at December 31, 2006 and 2005 were located within the United States. No one customer represented more than 10% of total sales for the years ended December 31, 2006, 2005 and 2004.

14.   Selected Quarterly Financial Data (Unaudited)

The following information is for the years ended December 31, 2006 and 2005:

(in thousands, except per share data)
December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$133,998	$145,210	$137,900	$159,919
Cost of sales	117,411	125,822	121,522	140,753

Gross profit	16,587	19,388	16,378	19,166
SG&A expenses	11,862	12,765	11,291	12,516
Advertising expenses, net	1,802	1,768	1,717	1,872

Income from operations	2,923	4,855	3,370	4,778
Other expense	178	122	(19)	(11)

Income before income taxes	2,745	4,733	3,389	4,789
Provision for income taxes	1,040	1,816	1,309	1,806

Net income	$1,705	$2,917	$2,080	$2,983

Basic earnings per share[1]	$0.13	$0.22	$0.16	$0.23
Diluted earnings per share [1]	$0.12	$0.20	$0.14	$0.20

December 31, 2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$126,331	$127,630	$152,758	$159,834
Cost of sales	111,569	113,093	138,146	143,189

Gross profit	14,762	14,537	14,612	16,645
SG&A expenses	11,199	10,978	10,068	11,373
Advertising expenses, net	1,738	1,401	1,608	1,871

Income from operations	1,825	2,158	2,936	3,401
Other expense	61	51	191	200

Income before income taxes	1,764	2,107	2,745	3,201
Provision for income taxes	673	811	1,055	1,227

Net income	$1,091	$1,296	$1,690	$1,974

Basic earnings per share[1]	$0.08	$0.10	$0.13	$0.15
Diluted earnings per share [1]	$0.08	$0.09	$0.12	$0.14

1 Earnings per share is computed independently for each of the quarters presented, therefore the sum of the quarterly earnings per share may not equal the total computed for the year due to shares issued each quarter.

Report of Grant Thornton LLP, Independent Registered Public Accounting Firm

Board of Directors and Shareholders of
Zones, Inc.

We have audited the accompanying consolidated balance sheets of Zones, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zones, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statement schedule listed in Item 14 as of and for the years ended December 31, 2006 and 2005 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

Grant Thornton, LLP
Seattle, Washington
February 16, 2007

Report of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

To the Shareholders of
Zones, Inc.

In our opinion, the accompanying consolidated statement of income, shareholders’ equity and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects the results of operations and cash flows of Zones, Inc and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2005

ZONES, INC.

SCHEDULE II - CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2006
Allowance for doubtful accounts	$1,562	$772	$	$398 (a	)	$1,936
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,666	$458	$	$1,562 (a	)	$1,562
Year Ended December 31, 2004
Allowance for doubtful accounts	$2,734	$297	$	$365 (a	)	$2,666

(a) Uncollectible items written off, less recoveries of items previously written off.