Form 10-Q
period 2007-03-31
ZONES INC
filed 2007-05-14
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
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

The number of shares of the registrant's Common Stock outstanding as of May 10, 2007 was 13,125,890.

ZONES, INC.

INDEX

PART I. FINANCIAL INFORMATION

Index

Part I.

Item 1.	Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$3,221	$9,191
Receivables, net of allowances of $1,932 and $1,936, respectively	76,297	65,699
Vendor receivables	18,956	12,556
Inventories	26,751	21,385
Prepaid expenses	1,380	1,076
Deferred income taxes	1,473	1,473
Total current assets	128,078	111,380
Property and equipment, net	4,325	3,771
Goodwill	5,098	5,098
Deferred income taxes	251	251
Other assets	192	195
Total assets	$137,944	$120,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$36,866	$42,592
Inventory financing	23,139	14,385
Accrued liabilities	10,737	12,734
Line of credit	12,300	-
Income taxes payable	1,501	-
Total current liabilities	84,543	69,711
Deferred rent obligation	1,976	1,502
Total liabilities	86,519	71,213

Commitments and contingencies

Shareholders' equity:
Common stock	35,614	35,983
Retained earnings	15,811	13,499
Total shareholders' equity	51,425	49,482
Total liabilities and shareholders' equity	$137,944	$120,695

See notes to consolidated financial statements

Index

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended March 31,
	2007	2006

Net sales	$148,182	$133,998
Cost of sales	129,982	117,411
Gross profit	18,200	16,587

Selling, general and administrative expenses	12,596	11,862
Advertising expenses	1,883	1,802
Income from operations	3,721	2,923

Interest expense	33	199
Other income	(57)	(21)
Other (income) expense	(24)	178
Income before income taxes	3,745	2,745
Provision for income taxes	1,433	1,040
Net income	$2,312	$1,705

Basic income per share	$0.18	$0.13
Shares used in computing basic income per share	13,138	13,179

Diluted income per share	$0.16	$0.12
Shares used in computing diluted income per share	14,718	14,696

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2007	13,157,719	$35,983	$13,499	$49,482
Purchase and retirement of common stock	(56,485)	(552)		(552)
Exercise of stock options	22,655	70		70
Excess tax benefit from stock options exercised		61		61
Stock-based compensation		52		52
Net income			2,312	2,312
Balance, March 31, 2007	13,123,889	$35,614	$15,811	$51,425

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$2,312	$1,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	448	521
Non-cash stock-based compensation	52	109
Excess tax benefit from exercise of stock options	(61)	(161)
(Increase) decrease in assets and liabilities:
Receivables, net	(16,998)	11,344
Inventories	(5,366)	2,266
Prepaid expenses and other assets	(302)	(73)
Accounts payable	(1,813)	(2,830)
Inventory financing	8,755	4,255
Accrued liabilities and deferred rent	(1,374)	1,247
Income taxes payable	1,413	523
Net cash provided by (used in) operating activities	(12,934)	18,906

Cash flows from investing activities:
Purchases of property and equipment	(1,002)	(823)
Net cash used in investing activities	(1,002)	(823)

Cash flows from financing activities:
Net change in book overdraft	(3,913)	(4,567)
Net change in line of credit	12,300	(10,700)
Excess tax benefit from exercise of stock options	61	161
Purchase and retirement of common stock	(552)	(1,914)
Proceeds from exercise of stock options	70	478
Payments of note payable	-	(303)
Net cash provided by (used in) financing activities	7,966	(16,845)

Net increase (decrease) in cash and cash equivalents	(5,970)	1,238
Cash and cash equivalents at beginning of period	9,191	3,195

Cash and cash equivalents at end of period	$3,221	$4,433

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

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of results for the full year. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the Securities and Exchange Commission on March 1, 2007.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually on the purchase date, or when events indicate that impairment exists. The Company performs the assessment annually on March 31, and all goodwill relates to the purchase of Corporate PC Source, Inc.

The changes in the carrying amount of goodwill for the three months ended March 31, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of March 31, 2007	$5,098

The Company completed its annual impairment review required by SFAS No. 142 on March 31, 2007, and determined that its goodwill was not impaired.

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

There were no options granted in the three months ended March 31, 2007 or 2006, and the Company does not currently plan to grant additional options in 2007. As of March 31, 2007, there is $193,000 of total unrecognized pre-tax compensation expense related to nonvested stock options granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of 1.0 years.

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

Recent Accounting Pronouncements
In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. Any cumulative effect of applying FIN 48 would be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted. FIN 48 was adopted by the Company on January 1, 2007, and there was no impact to its financial statements in conjunction with the adoption.

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

	Three months ended March 31,
	2007	2006
Basic earnings per share:
Net income	$2,312	$1,705

Weighted-average shares used in computing basic earnings per share	13,138	13,179

Basic earnings per share	$0.18	$0.13

Diluted earnings per share:
Net income	$2,312	$1,705

Weighted average shares outstanding	13,138	13,179
Stock options	1,580	1,517
Total common shares and dilutive securities	14,718	14,696
Diluted earnings per share	$0.16	$0.12

Options may have a dilutive effect on the calculation of earnings per share. For the three months ended March 31, 2007 and 2006, 77,768 and 90,668 shares underlying outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

Index

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

Related Party
In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease. Under the terms of the lease agreement, the Company was obligated to pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and renegotiate its lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration. In May 2006, after the Company’s Audit Committee reviewed and approved this related party transaction, the Company signed an amendment to the lease agreement. Pursuant to the terms of the amendment, Fana Auburn LLC has agreed to increase the rentable square feet by approximately 18,923 square feet. The additional square feet increased the annual lease payment by $259,000. For the three months ended March 31, 2007 and 2006 the Company paid Fana Auburn LLC $534,000 and $331,000, respectively, related to the lease. Effective January 1, 2007, the Company has approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA. In April 2007, the Company received a tenant improvement reimbursement from Fana Auburn LLC in the amount of $378,000 related to construction on the additional square feet, which will be amortized over the remaining life of the lease.

5.  Segment Information

The Company is represented by one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small-to-medium-sized businesses, enterprise accounts and the public sector markets.

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended March 31,
	2007	2006
Notebook & PDA’s	$19,913	$17,005
Desktops & Servers	32,673	26,399
Software	24,329	21,017
Storage devices	11,712	13,784
NetComm products	8,477	6,240
Printers	13,027	11,032
Monitors & Video	14,491	15,559
Memory & Processors	7,915	9,506
Accessories & Other	15,645	13,456
Total	$148,182	$133,998

Substantially all of the Company’s net sales for the three months ended March 31, 2007 and 2006 were made to customers located in the United States. Substantially all of the Company’s assets at March 31, 2007 and December 31, 2006 were located within the United States. The Company had one customer which represented over 10% of total sales for the three month period ended March 31, 2007. Net sales to this customer were $15.7 million for the three months ended March 31, 2007. Receivables from this customer represented approximately 16.0% of total trade receivables as of March 31, 2007. There were no such customers in the first quarter of 2006.

Index

6.  Share Repurchase Program

Since 2004, the Company has repurchased a total of 1,497,725 shares of its common stock at a total cost of $7.7 million under its repurchase program authorized by its Board of Directors. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. In February 2007, the Board of Directors authorized a continuation of the Company’s share repurchase program, and increased the total amount authorized to be repurchased. As of March 31, 2007, $2.4 million is available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements. Forward-looking statements may be identified by the use of forward-looking terminology such as “plan,” “intend,” “should,” “could,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking. Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in Item 1A. of this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007 with the Securities Exchange Commission.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “the Company,” “we” and “Zones” refer to Zones, Inc., a Washington corporation.

General

Zones’ net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Other expense represents interest expense net of non-operating income.

Overview

Zones is a direct marketing reseller of technology hardware, software and services. We procure and fulfill information technology solutions to commercial customers, specifically small-to-medium-business (between 50 and 1,000 computer users) (“SMB”), enterprise (greater than 1,000 computer users) customers, and the public sector market (education and state and local government). Relationships with SMB, enterprise customers and public sector institutions represented 98.9% of total net sales during the first three months of 2007. The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

We reach our customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model utilizing outbound account executives, customized web stores for corporate customers through ZonesConnect, a state of the art Internet portal at www.zones.com, dedicated e-marketing and direct marketing vehicles and catalogs for demand response opportunities and corporate branding.

Index

We utilize our purchasing and inventory management capabilities to support our primary business objective of providing name brand products at competitive prices. We offer over 150,000 hardware, software, peripheral and accessory products and services for users of PC and Mac platform computers from over 2,000 manufacturers.

Our corporate management team regularly reviews performance using a variety of financial and non-financial metrics including, but not limited to, net sales, gross margin, vendor programs and co-op advertising reimbursements, advertising expenses, personnel costs, productivity per team member, average order size, accounts receivables aging, inventory aging, liquidity and cash resources.  Our management team compares the various metrics against goals and budgets, and takes appropriate action to enhance our performance.

We are dedicated to creating a learning community of empowered individuals to serve our customers with integrity, commitment and passion. At March 31, 2007, we had 669 team members in our consolidated operations; 321 of whom are sales account executives. We offer additional company information available free of charge on our website, www.zones.com/IR.

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the Securities and Exchange Commission on March 1, 2007, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our most recent annual report.

Index

Results of Operations

The following table presents our unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	87.7	87.6
Gross profit	12.3	12.4
Selling, general and administrative expenses	8.5	8.9
Advertising expenses, net	1.3	1.3
Income from operations	2.5	2.2
Other (income) expense	(0.1)	0.1
Income before income taxes	2.6	2.1
Provision for income taxes	1.0	0.8
Net income	1.6%	1.3%

Selected operating data:
Number of shipments	108,000	103,000
Average order size	$1,398	$1,334
Sales force, end of period	321	278

Product Mix (% of Net Sales):
Notebook & PDA’s	13.4%	12.7%
Desktops & Servers	22.0	19.7
Software	16.4	15.7
Storage devices	7.9	10.3
NetComm products	5.7	4.7
Printers	8.8	8.2
Monitors & Video	9.8	11.6
Memory & Processors	5.3	7.1
Accessories & Other	10.7	10.0

Comparison of Three Month Periods Ended March 31, 2007 and 2006

Net Sales. Consolidated net sales for the quarter ended March 31, 2007 increased 10.6% to $148.2 million compared to $134.0 million in the first quarter of 2006. Consolidated outbound sales to commercial and public sector accounts increased 12.3% to $146.6 million in the first quarter of 2007 from $130.6 million in the corresponding period of the prior year. Sales to our SMB customers increased 28.3 % to $64.0 million for the quarter ended March 31, 2007 from $50.0 million in the first quarter of 2006. Growth in the SMB sales is primarily due to increased headcount and increased productivity of each sales account executive. Sales to our enterprise customers increased 4.9% to $77.3 million in the first quarter of 2007 compared to $73.7 million in the first quarter of 2006. Net sales to public sector customers decreased to $5.3 million in the first quarter of 2007 from $6.4 million in the first quarter of 2006 as we chose not to pursue certain software license renewals due to unfavorable market pricing. Inbound sales to consumer and small office home office customers declined 54.2% to $1.6 million, which represented 1.1% of net sales. This decline was anticipated as our focus is on outbound sales customers who respond to the relationship-based selling model.

Gross Profit. Consolidated gross profit increased to $18.2 million for the first quarter of 2007, compared to $16.6 million in the first quarter of 2006. Gross profit as a percentage of net sales decreased slightly to 12.3% in the quarter ended March 31, 2007 compared to 12.4% in the corresponding period of the prior year. The increase in gross profit dollars is correlated to the increased sales volume, and particularly increased sales volume in our SMB customer base that generally generates higher point of sale margins, as well as increases in vendor consideration and software licensing fees. Gross profit margins will continue to vary due to changes in vendor programs, product mix, pricing strategies, customer mix and economic conditions. Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses. Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Index

Selling, General and Administrative Expenses. SG&A expenses increased to $12.6 million for the quarter ended March 31, 2007, compared to $11.9 million in the prior year period. As a percent of sales, SG&A decreased to 8.5% for the quarter ended March 31, 2007 from 8.9% in the first quarter of 2006. The increase in SG&A expenses was due to the following:
•	Salaries, wages and benefits increased $777,000 during the first quarter of 2007 compared to the prior year. The change primarily related to increased sales account executive headcount.
•
Facilities expense in the first quarter of 2007 increased $193,000 compared to the first quarter of the prior year. The increase was primarily due to the additional rent expense associated with increased square footage in the Auburn, WA property.

•	Depreciation expense decreased $67,000 in the first quarter of 2007 compared to the first quarter of 2006. The decline was primarily due to more of our assets becoming fully depreciated.
•	Professional fees have declined $43,000 for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006. The year over year decrease was primarily due to reduced recruiting fees.

For the periods ending March 31, 2007 and 2006, warehousing and distribution network costs totaled $558,000 and $606,000, respectively.

Advertising Expenses, net. We produce and distribute catalogs at various intervals throughout the year, and also engage in other activities to increase the awareness of our brand and to stimulate demand response. Our net cost of advertising increased slightly to $1.9 million in the three month period ended March 31, 2007 from $1.8 million in the comparable 2006 period.
•
Gross advertising expense increased slightly to $2.3 million for the first quarter of 2007 compared to $2.2 million in the first quarter of 2006. The increase was primarily due to expenses associated with vendor-specific marketing activities.

•
Gross advertising vendor reimbursements increased to $452,000 in the first quarter of 2007 from $373,000 in the first quarter of 2006. Our increase in advertising expenses was offset by the corresponding reimbursements increase, which was used to pay for the incremental marketing activities.

Interest Expense. Interest expense was $33,000 for the quarter ended March 31, 2007 compared to $199,000 in the first quarter of 2006. Interest expense related to our use of the working capital line was $31,000 and $170,000 for the periods ended March 31, 2007 and 2006, respectively. The remaining expense for the quarter ended March 31, 2006 was due to interest owed on the outstanding note payable to the former shareholders of CPCS.

Other income, net. Other income was $57,000 for the three months ended March 31, 2007 compared to $21,000 for the quarter ended March 31, 2006. The amounts recorded were primarily interest income earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Provision for Income Taxes. The provision for income taxes for the quarter ended March 31, 2007 was $1.4 million compared to $1.0 million in the comparable period of the prior year. Our effective tax rate expressed as a percentage of income before taxes was 38.3% for the quarter ended March 31, 2007 compared to 37.9% for the quarter ended March 31, 2006. The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Net Income. Net income for the quarter ended March 31, 2007 was $2.3 million compared to $1.7 million in the first quarter of 2006. Basic and diluted income per share was $0.18 and $0.16, respectively, for the three months ended March 31, 2007, compared to $0.13 and $0.12, respectively, for the quarter ended March 31, 2006.

Index

Liquidity and Capital Resources

Working Capital.

Zones’ total assets were $137.9 million at March 31, 2007, of which $128.1 million were current assets. At March 31, 2007 and December 31, 2006, we had cash and cash equivalents of $3.2 million and $9.2 million, respectively, and had working capital of $43.5 million and $41.7 million, respectively.

Approximately 93% of our sales are processed on open account terms offered to our customers, which increases the accounts receivable balance. To finance these sales, we leverage our secured line of credit for timing differences in cash inflows and cash outflows to invest in the growth of our business. The secured line of credit is utilized from time to time to invest in capital equipment purchases, to purchase inventory for general stock as well as for identified customers, and to take full advantage of available early pay discounts.

We have a $40.0 million secured line of credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and a flooring facility to purchase inventory from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%. Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the line of credit are due on demand. Inventory advances under the inventory financing facility do not bear interest if paid within terms, usually 30 days from advance date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation. At March 31, 2007, there were $12.3 million outstanding under working capital advances, and amounts owed for flooring arrangements of $23.1 million were owed to this financial institution related to inventory purchases. At March 31, 2007, we were compliant with all covenants of this facility. In April 2007, we negotiated a temporary increase to the amount available under our secured line of credit to be utilized during the second fiscal quarter to support investments in working capital and growth.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy our operating cash needs, and to fund the remaining balance of $2.4 million authorized in our stock repurchase program, for at least the next 12 months at our current level of business. However, if our working capital or other capital requirements are greater than currently anticipated, we could be required to reduce or curtail our stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities. There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to Zones and our shareholders.

Stock Repurchase Program.

Since 2004, Zones has repurchased a total of 1,497,725 shares of our common stock at a total cost of $7.7 million under our repurchase program authorized by our Board of Directors. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. In February 2007, the Board of Directors authorized a continuation of our share repurchase program, and increased the total amount authorized to be repurchased. As of March 31, 2007, $2.4 million available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

Index

The following table represents the common stock repurchased and retired during the first quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2007 through January 31, 2007	0	$-		$978,678
February 1, 2007 through February 28, 2007	56,485	$9.77	56,485	$2,448,376
March 1, 2007 through March 31, 2007	0	$-	0	$2,448,376

Cash Flows

Net cash used in operating activities was $12.9 million in the quarter ended March 31, 2007. The primary factors that affected cash flow from operating activities at March 31, 2007, were account and vendor receivables, inventory financing and increased inventory levels. Account and vendor receivables increased $17.0 million due to significant sales experienced during the last month of the first quarter on open account. Inventory financing increased $8.8 million due to purchasing and payment cycles. Inventory increased $5.4 million. Included in inventory at March 31, 2007, was $9.6 million of inventories pursuant to customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

Net cash used in investing activities was $1.0 million in the quarter ended March 31, 2007. Cash outlays for capital expenditures were $1.0 million and $823,000 for the three months ended March 31, 2007 and 2006, respectively. The first quarter 2007 capital expenditures were primarily for leasehold improvements to our corporate headquarters and continued improvement, and other enhancements, of our information systems. The first quarter 2006 capital expenditures were primarily related to the costs associated with our Portland call center which opened in February 2006. We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

The most significant components of our financing activities are:  the purchase of common stock under our share repurchase program, net change in our secured line of credit, and net change in book overdraft. For the period ended March 31, 2007, we repurchased $552,000 of our common stock under our share repurchase program. Net change in our line of credit and book overdraft was an increase of $12.3 million and a decrease of $3.9 million, respectively.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Fiscal 2006 Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2007, which section is incorporated herein by reference.

Index

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Zones is subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our short-term borrowing and investment activities, which generally bear interest at variable rates. Because the short-term borrowings and investments have maturities of three months or less, we believe that the risk of material loss is low.

Item 4.	Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II.

Item 1.	Legal Proceedings

From time to time, we are party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business. Zones currently believes that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Index

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
We ended the first quarter 2007 with 321 account executives compared to 278 at the end of the first quarter 2006. We expect to continue to recruit sales account executives, but at a lower rate due to corporate initiatives to lower turnover thus reducing hiring requirements in 2007. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives. The productivity of account executives has historically been closely correlated with tenure. Even if we do retain our account executives, there are no assurances that they will become productive at historical levels. Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

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
Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns 52.5% of the outstanding shares of Zones common stock, excluding shares that he may acquire upon exercise of stock options that he holds. The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors. This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock. We are also certified as a Minority Business Enterprise based on Mr. Lalji’s maintenance of voting control. The certification allows us to compete for certain sales opportunities. A decrease in Mr. Lalji’s level of voting power through the issuance of additional equity capital could have an adverse effect on our ability to retain certain customers or compete for certain sales opportunities.

Index

We may not be able to compete successfully against existing or future competitors, which include some of our largest vendors.
The computer products industry is highly competitive. We compete with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc. and PC Connection, Inc. We also compete with product manufacturers, such as Apple, Dell, Hewlett-Packard, IBM and Lenovo, which sell direct to end-users, in addition to competition with specialty computer retailers, computer and general merchandise superstores, and consumer electronic and office supply stores. Many of our competitors compete principally on the basis of price and have greater buying power and lower costs. We believe that competition may intensify in the future due to market conditions and consolidation. In the future, we may face fewer, but larger or better-financed competitors. Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that we will be able to compete effectively with existing competitors or new competitors that may enter the market, or that our business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

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
We acquire products directly from manufacturers, such as Hewlett-Packard, IBM and Lenovo, as well as from distributors such as Ingram Micro, Synnex, Tech Data and others. Certain hardware manufacturers limit the number of product units available to DMRs. Substantially all of our contracts and arrangements with vendors are terminable without notice or upon short notice. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. Termination, interruption or contraction of our relationships with our vendors could have a material adverse effect on our business, financial condition, cash flows or results of operations.

If we fail to achieve and maintain adequate internal controls, we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.
We are currently preparing our documentation and testing materials to comply with the internal control procedures and requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of internal controls over financial reporting and a report by an independent registered public accounting firm addressing such assessments if applicable. During the course of our testing we may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

Index

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
We operate warehouse and distribution centers in Bensenville, Illinois and in Seattle, Washington. There are no assurances that our warehouse locations will be adequate to support our customer base. Additionally, certain distributors also participate in our logistics operations through electronic data interchange. Failure to develop and maintain relationships with these and other vendors would limit our ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

We are heavily dependent on commercial delivery services.
We generally ship our products to customers by DHL, Eagle, FedEx, United Parcel Service and other commercial delivery services, and invoice customers for delivery charges. If we are unable to pass on to our customers future increases in the cost of commercial delivery services, our profitability could be adversely affected. Additionally, strikes or other service interruptions by such shippers could adversely affect our ability to deliver products on a timely basis.

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
From time to time we have customers that represent more than 10% of total sales, the identity of that customer could vary quarter to quarter and it is not unusual for a large customer in one period to drop below 10% in subsequent periods. For the three month period ended March 31, 2007, State Farm Group represented over 10% of our total sales. Net sales to this customer were $15.7 million, and their trade receivables represented approximately 16.0% of total trade receivables. A concentration of credit risk associated with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Index

Privacy concerns with respect to customer list development and maintenance may materially adversely affect our business.
If third parties or our team members are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, we could be subject to liability. We also mail catalogs and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect our business.

Our stock price may be volatile.
There is relatively limited trading of our stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price. Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Since 2004, Zones has repurchased a total of 1,497,725 shares of our common stock at a total cost of $7.7 million under our repurchase program authorized by our Board of Directors. Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. In February 2007, the Board of Directors authorized a continuation of our share repurchase program, and increased the total amount authorized to be repurchased. As of March 31, 2007, $2.4 million available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

The following table represents common stock repurchased and retired during the first quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2007 through January 31, 2007	0	$-		$978,678
February 1, 2007 through February 28, 2007	56,485	$9.77	56,485	$2,448,376
March 1, 2007 through March 31, 2007	0	$-	0	$2,448,376

Index

Item 6.	Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Summary of the Zones, Inc. Executive Vice President Bonus Program	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: May 11, 2007

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer