Form 10-Q
period 2007-06-30
ZONES INC
filed 2007-08-13
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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

The number of shares of the registrant's Common Stock outstanding as of August 9, 2007 was 13,132,390.

ZONES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Index

Part I.

Item 1.  Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$3,601	$9,191
Receivables, net of allowances of $2,001 and $1,936, respectively	77,032	66,027
Vendor receivables	14,683	12,228
Inventories	24,554	21,385
Prepaid expenses	1,261	1,076
Deferred income taxes	1,473	1,473
Total current assets	122,604	111,380
Property and equipment, net	4,010	3,771
Goodwill	5,098	5,098
Deferred income taxes	251	251
Other assets	192	195
Total assets	$132,155	$120,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,998	$42,592
Inventory financing	18,453	14,385
Accrued liabilities	10,427	12,734
Line of credit	4,900	-
Income taxes payable	1,511	-
Total current liabilities	74,289	69,711
Deferred rent obligation	1,951	1,502
Total liabilities	76,240	71,213

Commitments and contingencies

Shareholders' equity:
Common stock	35,696	35,983
Retained earnings	20,219	13,499
Total shareholders' equity	55,915	49,482
Total liabilities and shareholders' equity	$132,155	$120,695

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Net sales	$192,232	$145,210	$340,414	$279,208
Cost of sales	169,813	125,822	299,795	243,233
Gross profit	22,419	19,388	40,619	35,975

Selling, general and administrative	12,797	12,765	25,394	24,627
Advertising expenses	2,243	1,768	4,126	3,570
Income from operations	7,379	4,855	11,099	7,778

Other expense, net	239	122	215	300
Income before taxes	7,140	4,733	10,884	7,478
Provision for income taxes	2,731	1,816	4,164	2,856
Net income	$4,409	$2,917	$6,720	$4,622

Basic income per share	$0.34	$0.22	$0.51	$0.35

Shares used in computing basic income per share	13,127	13,165	13,132	13,172

Diluted income per share	$0.30	$0.20	$0.46	$0.32

Shares used in computing diluted income per share	14,720	14,633	14,720	14,667

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2007	13,157,719	$35,983	$13,499	$49,482
Purchase and retirement of common stock	(56,485)	(552)		(552)
Exercise of stock options	30,475	86		86
Excess tax benefit from stock options exercised		81		81
Stock-based compensation		98		98
Net income			6,720	6,720
Balance, June 30, 2007	13,131,709	$35,696	$20,219	$55,915

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$6,720	$4,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	913	965
Non-cash stock based compensation	98	202
Excess tax benefit from exercise of stock options	(81)	(368)
(Increase) decrease in assets and liabilities:
Receivables, net	(13,460)	8,396
Inventories	(3,169)	1,013
Prepaid expenses and other assets	(182)	(260)
Accounts payable	(1,427)	(1,488)
Inventory financing	4,068	3,296
Accrued liabilities and deferred rent	(1,709)	2,446
Income taxes payable	1,443	331
Net cash provided by (used in) operating activities	(6,786)	19,155

Cash flows from investing activities:
Purchases of property and equipment	(1,152)	(1,080)
Net cash used in investing activities	(1,152)	(1,080)

Cash flows from financing activities:
Net change in book overdraft	(2,167)	(4,890)
Net change in line of credit	4,900	(10,700)
Excess tax benefit from exercise of stock options	81	368
Purchase and retirement of common stock	(552)	(2,295)
Proceeds from exercise of stock options	86	861
Payments of notes payable	-	(1,279)
Net cash provided by (used in) financing activities	2,348	(17,935)

Net increase (decrease) in cash and cash equivalents	(5,590)	140
Cash and cash equivalents at beginning of period	9,191	3,195

Cash and cash equivalents at end of period	$3,601	$3,335

See notes to consolidated financial statements

Index

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

Zones, Inc. (the “Company”) is a single-source direct marketing reseller of name-brand information technology products to the small-to-medium sized business market (“SMB”), enterprise accounts and public sector accounts.  The Company sells products through outbound and inbound account executives, catalogs, and the Internet.  The Company offers more than 150,000 products from leading manufacturers, including Adobe, Apple, Avaya, Cisco, Epson, Hewlett Packard, IBM, Kingston, Lenovo, Microsoft, Nortel Networks, Sony and Toshiba.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of June 30, 2007	$5,098

The Company completed the impairment review required by SFAS No. 142 on March 31, 2007 and determined that its goodwill was not impaired.

Revenue Recognition
The Company recognizes revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and collectability is probable.  The Company considers the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.  Under gross sales recognition, the Company is the primary obligor, and the entire selling process is recorded in sales with cost to the third party provider recorded as a cost of sales. Under net sales recognition, the Company is not the primary obligor, and the cost to the third party provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.  The Company offers limited return rights on its product sales.  At the point of sale, the Company also provides an allowance for sales returns, which is established based on historical experience.

Index

Comprehensive Income
The Company has no differences between net income and comprehensive income.

Stock Based Compensation
The Company’s stock option plans enable grants of options to acquire shares of common stock to certain team members and non-employee directors.  Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The majority of the options have a contractual life of 10 years and vest and become exercisable in 20% increments over five years.

There were no options granted in the three or six months ended June 30, 2007 or 2006, and the Company does not currently plan to grant additional options in 2007.  As of June 30, 2007, there was $147,000 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of 1.3 years.

Earnings Per Share
Earnings per share (“EPS”) is based on the weighted average number of shares outstanding during the period. Basic EPS excludes all dilution.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  The Company excludes all options to purchase common stock from the calculation of diluted net loss per share if such securities are anti-dilutive.

Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. Any cumulative effect of applying FIN 48 would be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  FIN 48 was adopted by the Company on January 1, 2007, and there was no impact to its financial statements in conjunction with the adoption.

Index

3.  Earnings Per Share

The Company has 45,000,000 common shares authorized.  The Company has granted options to purchase common shares to team members and non-employee directors of the Company.  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Basic earnings per share:

Net income	$4,409	$2,917	$6,720	$4,622

Weighted average shares outstanding	13,127	13,165	13,132	13,172

Basic income per share	$0.34	$0.22	$0.51	$0.35

Diluted earnings per share:

Net income	$4,409	$2,917	$6,720	$4,622

Weighted average shares outstanding	13,127	13,165	13,132	13,172
Stock options	1,593	1,468	1,588	1,495
Total common shares and dilutive securities	14,720	14,633	14,720	14,667

Diluted income per share	$0.30	$0.20	$0.46	$0.32

Options may have a dilutive effect on the calculation of earnings per share.  For the three and six months ended June 30, 2007 and 2006, 77,768 and 90,573 shares underlying outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Related Party
In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease.  Under the terms of the lease agreement, the Company was obligated to pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and renegotiate its lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration.  In May 2006, after the Company’s Audit Committee reviewed and approved this related party transaction, the Company signed an amendment to the lease agreement.  Pursuant to the terms of the amendment, Fana Auburn LLC has agreed to increase the rentable square feet by approximately 18,923 square feet.  The additional square feet increased the annual lease payment by $259,000. Effective January 1, 2007, the Company has approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.   In April 2007, the Company received a tenant improvement reimbursement from Fana Auburn LLC in the amount of $378,000 related to construction on the additional leased space, which will be amortized over the remaining life of the lease.  For the three months ended June 30, 2007 and 2006 the Company paid Fana Auburn LLC $549,000 and $431,000, respectively, related to the lease. For the six months ended June 30, 2007 and 2006 the Company paid Fana Auburn LLC $1.1 million and $762,000, respectively, related to the lease.

Index

5.  Segment Information

The Company’s operations comprise only one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small-to-medium-sized businesses, enterprise accounts and public sector customers.

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Notebook & PDA’s	$30,134	$18,426	$50,056	$35,430
Desktops & Servers	48,155	31,813	80,840	58,212
Software	30,446	23,973	54,773	44,990
Storage	13,234	13,638	24,942	27,422
NetComm	8,494	6,543	16,966	12,783
Printers	14,763	10,095	27,786	21,128
Monitors & Video	17,372	12,455	31,859	28,013
Memory & Processors	8,762	9,631	16,674	19,137
Accessories & Other	20,872	18,636	36,518	32,093

Substantially all of the Company’s net sales for the three and six months ended June 30, 2007 and June 30, 2006 were made to customers located in the United States.  Substantially all of the Company’s assets at June 30, 2007 and December 31, 2006 were located within the United States.  The amount of service revenue included in net sales for the three and six months ended June 30, 2007 was $2.5 million and $3.7 million, respectively.  The Company had one customer which represented over 10% of net sales for the three and six month periods ended June 30, 2007.  Net sales to this customer were $37.2 million and $52.8 million for the three and six month periods ended June 30, 2007, respectively, and trade receivables attributable to this customer represented approximately 5.7% of total trade receivables at June 30, 2007. The Company had one customer which represented over 10% of net sales for the six month period ended June 30, 2006.  Net sales to that customer were $30.9 million for the six months ended June 30, 2006, and trade receivables from that customer represented approximately 7.2% of total trade receivables at June 30, 2006.

6.  Share Repurchase Program

Since 2004, the Company has repurchased a total of 1,497,725 shares of its common stock at a total cost of $7.7 million under a repurchase program authorized by its Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  In February 2007, the Board of Directors authorized a continuation of the Company’s share repurchase program, and increased the total amount authorized to be repurchased.  As of June 30, 2007, $2.4 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology such as “plan,” “intend,” “should,” “could,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking.   Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in Part II, Item 1A of this document and those contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed on March 1, 2007 with the Securities Exchange Commission.

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

Overview
Zones is a direct marketing reseller of technology hardware, software and services.  We procure and fulfill information technology solutions to commercial customers, specifically small-to-medium-business (between 50 and 1,000 computer users) (“SMB”), large and enterprise (greater than 1,000 computer users) and public sector (education and state and local government) customers. Relationships with SMB, enterprise customers and public sector institutions represented 99.1% of total net sales during the first six months of 2007.  The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

We reach our customers through an integrated marketing and merchandising strategy designed to attract and retain customers.  This strategy involves a relationship-based solution selling model utilizing outbound account executives, customized web stores for corporate customers through ZonesConnect, a state of the art Internet portal at www.zones.com, dedicated e-marketing and direct marketing vehicles, and catalogs for demand response opportunities and corporate branding.

We utilize our purchasing and inventory management capabilities to support our primary business objective of providing name brand products at competitive prices.  We offer users of PC and Mac platform computers over 150,000 hardware, software, peripheral and accessory products and services from over 2,000 manufacturers.

Our corporate management team regularly reviews performance using a variety of financial and non-financial metrics including, but not limited to, net sales, gross margin, vendor programs and co-op advertising reimbursements, advertising expenses, personnel costs, productivity per team member, accounts receivables aging, inventory aging, liquidity and cash resources.  Our management team compares the various metrics against goals and budgets in order to identify appropriate actions to enhance our performance.

We are dedicated to creating a learning community of empowered individuals to serve our customers with integrity, commitment and passion.  At June 30, 2007, we had 669 team members in our consolidated operations; 324 of whom are sales account executives, 189 directly supported sales, 48 in our warehouse and distribution functions, and 108 team members in administrative overhead departments.  We offer additional company information available free of charge on our website, www.zones.com/IR.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, and requires management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in the results for the period in which the actual amounts become known.

Index

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements, and therefore should be read in conjunction with our summary of significant accounting policies (see Note 2 of our Notes to Consolidated Financial Statements).  Our critical accounting policies are as follows:

Revenue Recognition.
We recognize revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable.  We consider the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.  Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer except for the last seven calendar days of each fiscal quarter, when all shipments are insured in the name of the customer. For these seven days, passage of risk of loss and title occurs at the shipping point.

The majority of our net sales relate to physical products. These sales are recognized on a gross basis with the selling price to the customer recorded as net sales and the acquisition cost of the product recorded as cost of sales.  Amounts billed for shipping and handling are recorded as net sales.  We only recognize revenue when all criteria of Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition" have been met.  Under gross sales recognition, we are the primary obligor, and the entire selling process is recorded in sales with our cost to the third party provider recorded as a cost of sales. Under net sales recognition, we are not the primary obligor, and the cost to the third party provider is recorded as a reduction to sales, with no cost of goods sold, thus leaving the entire gross profit as the reported net sale for the transaction.

Software maintenance contracts, software agency fees, and extended warranties that we sell (for which we are not the primary obligor) are recognized on a net basis in accordance with SAB 104 and Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer. Accordingly, such revenues are recognized in net sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

Additionally, we offer limited return rights on our product sales. We make reasonable estimates of product returns based on our significant historical experience. We had allowances for sales returns, net of cost, of $105,000 and $101,000 at June 30, 2007 and December 31, 2006, respectively.

Valuation of Current Assets, Allowance for Doubtful Accounts and Estimation of Market Inventory Obsolescence.
We use significant judgment and estimates in the preparation of our financial statements that affect the carrying values of our assets and liabilities.  We reevaluate our estimates on a regular basis.

We maintain an allowance for doubtful accounts based on estimates of future collectibility of accounts receivable.  We regularly analyze our accounts receivable in evaluating the adequacy of the allowance for doubtful accounts.  The adequacy of the allowance is determined during the current period based on historical collection experience, customer credit worthiness based on published information, and other known factors.

We maintain a valuation allowance for potentially uncollectable amounts due from our vendors that arise from product returns, standard vendor price protection programs, cooperative advertisement reimbursements and vendor rebate programs.  Amounts received from vendors may vary from amounts recorded based on the difference between the current market price of a product returned and its acquisition price, or the denial of price protection, cooperative reimbursement or vendor rebates due to noncompliance with specific attributes of the vendor programs.   We regularly review our vendor receivables and provide a valuation allowance based on historical collections and the comparison of amounts recorded versus those subsequently received.

Index

We record inventory at lower of FIFO cost or market.  We estimate the amount of unmarketable inventory based on the difference between the cost of the inventory and the market value, which is based on assumptions of market demand, current market conditions, most recent actual sales prices, and age and condition of products.

Accounting for Income Taxes.
We are required to estimate income taxes in states in which we are registered and/or have a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We consider future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of June 30, 2007, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or that those estimates are adjusted in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

Goodwill.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill will be tested for impairment at least annually, or when events indicate that impairment exists.  We perform the assessment annually on March 31.  We completed the impairment review required by SFAS No. 142 on March 31, 2007 and determined that our goodwill was not impaired.  There have been no significant business changes since the last assessment.

Results of Operations

The following table presents our unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.3	86.6	88.1	87.1
Gross profit	11.7	13.4	11.9	12.9
Selling, general and administrative expenses	6.7	8.8	7.5	8.8
Advertising expenses, net	1.2	1.2	1.2	1.3
Income from operations	3.8	3.4	3.3	2.8
Other expense, net	0.1	0.1	0.1	0.1
Income before income taxes	3.7	3.3	3.2	2.7
Provision for income taxes	1.4	1.3	1.2	1.0
Net income	2.3%	2.0%	2.0%	1.7%

Selected operating data:
Sales force, end of period	324	300	324	300

Product mix (% of net sales):
Notebook & PDA’s	15.7%	12.7%	14.7%	12.7%
Desktops & Servers	25.1	21.9	23.7	20.9
Software	15.8	16.5	16.1	16.1
Storage	6.9	9.4	7.3	9.8
NetComm	4.4	4.5	5.0	4.6
Printers	7.7	7.0	8.2	7.6
Monitors & Video	9.0	8.6	9.4	10.0
Memory & Processors	4.6	6.6	4.9	6.9
Accessories & Other	10.8	12.8	10.7	11.4

Index

Comparison of Three Month Periods Ended June 30, 2007 and 2006

Net Sales.  Consolidated net sales for the quarter ended June 30, 2007 increased 32.4% to $192.2 million compared to $145.2 million in the second quarter of 2006.  Consolidated outbound sales to commercial and public sector accounts increased 34.1% to $190.7 million in the second quarter of 2007 from $142.2 million in the corresponding period of the prior year.  Sales to our SMB customers increased 41.1% to $74.2 million for the quarter ended June 30, 2007 from $52.6 million in the second quarter of 2006.  Growth in the SMB sales was primarily due to increased sales force headcount, tenure and productivity of each sales account executive.  In particular, headcount at our Portland sales center, which began operations in the first quarter of 2006, increased by 38.1% to 87 sales account executives at June 30, 2007 from 63 sales account executives at June 30, 2006.  Sales to our enterprise customers increased 37.8% to $108.0 million in the second quarter of 2007 compared to $78.4 million in the second quarter of 2006.  During the second quarter of 2007, our enterprise sales included net sales to a significant customer of $37.2 million, compared to $5.2 million in the quarter ended June 30, 2006.  At this time, we do not expect the magnitude of sales to this customer to continue for the remainder of the year.  Net sales to public sector customers decreased to $8.5 million in the second quarter of 2007 from $10.7 million in the second quarter of 2006.  Inbound sales to consumer and small office/home office customers declined 49.4% to $1.5 million, which represented 0.8% of net sales.

Gross Profit. Consolidated gross profit increased to $22.4 million for the second quarter of 2007, compared to $19.4 million in the second quarter of 2006.  The increase in gross profit dollars was primarily related to our increased sales volumes, vendor programs and agency fees on Microsoft Enterprise Agreements. Gross profit as a percentage of net sales decreased to 11.7% in the quarter ended June 30, 2007 compared to 13.4% in the corresponding period of the prior year.  The decline is directly related to the 2007 quarter’s sales to a single customer.  Offsetting the dampening effect on gross profits of sales to this customer were fees earned on agency fees on Microsoft Enterprise Agreements, which accounted for 65 basis points of our total gross profit in the second quarter of 2007.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses.  SG&A expenses were flat at $12.8 million for each of the quarters ended June 30, 2007 and 2006.  As a percent of sales, SG&A decreased to 6.7% for the quarter ended June 30, 2007 from 8.8% in the second quarter of 2006, due primarily to our increased sales volumes.  This decrease in our operating expenses as a percent of sales illustrates the leverage in our existing infrastructure.  The composition of our in SG&A expenses changed somewhat due to the following factors:
•
Salaries, wages and benefits increased $499,000 during the second quarter of 2007 compared to the prior year, primarily as a result of $475,000 related to our Business Development team growth initiative and sales account executive headcount.

•
Facilities expense in the second quarter of 2007 increased $103,000 compared to the second quarter of the prior year, primarily due to the additional rent expense associated with increased leased space in our Auburn, WA facility.

•
Credit card fees decreased by $127,000 in the second quarter of 2007 compared to the second quarter of the prior year, primarily due to receipt of a class action lawsuit settlement in connection with our having been overcharged fees on processing debit card payments in prior years.

•
Professional fees have declined $385,000 for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006, primarily due to reduced legal fees and consulting fees associated with our outsourced contract in India.

For the periods ending June 30, 2007 and 2006, warehousing and distribution network costs totaled $647,000 and $510,000, respectively.

Index

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.  Our net cost of advertising increased to $2.2 million in the three month period ended June 30, 2007 from $1.8 million in the comparable 2006 period.
•
Gross advertising expense increased to $2.6 million for the second quarter of 2007 compared to $2.2 million in the second quarter of 2006, primarily due to expenses associated with vendor-specific marketing programs.

•
Gross advertising vendor reimbursements decreased to $324,000 in the second quarter of 2007 from $385,000 in the second quarter of 2006 primarily because we recorded $170,000 of additional consideration in the second quarter of 2007 as a reduction to cost of goods sold as compared to the second quarter of 2006. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of goods sold rather than a reduction of advertising expense.

Other Expense, net.  Other expense was $239,000 for the quarter ended June 30, 2007 compared to $122,000 in the quarter ended June 30, 2006.   Interest expense related to our use of the working capital line was $275,000 and $140,000 for the periods ended June 30, 2007 and 2006, respectively.  Offsetting this expense were amounts recorded for interest income of $38,000 for the three months ended June 30, 2007 compared to $23,000 for the quarter ended June 30, 2006.  Interest income represent amounts earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the quarter ended June 30, 2007 was $2.7 million compared to $1.8 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 38.2% for the quarter ended June 30, 2007 compared to 38.4% for the quarter ended June 30, 2006.  The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Net Income.  Net income for the quarter ended June 30, 2007 was $4.4 million compared to $2.9 million in the second quarter of 2006.  Basic and diluted income per share was $0.34 and $0.30, respectively, for the three months ended June 30, 2007, compared to $0.22 and $0.20, respectively, for the quarter ended June 30, 2006.

Comparison of Six Month Periods Ended June 30, 2007 and 2006

Net Sales.  Consolidated net sales for the six-months ended June 30, 2007 increased 21.9% to $340.4 million compared to $279.2 million in the six months ended June 30, 2006.  Average sales account executive headcount increased to 323 during the six months ended June 30, 2007 compared to 289 for the same period of 2006.  Consolidated outbound sales to commercial and public sector accounts increased 23.7% to $337.3 million in the six months ended June 30, 2007 from $272.8 million in the corresponding period of the prior year.  Sales to our SMB customers increased 34.9% to $138.2 million for the six months ended June 30, 2007 from $102.5 million in the comparable period of 2006.  Growth in the SMB sales was primarily due to increased sales force headcount and increased productivity of each sales account executive.  In particular, headcount in our Portland sales center, which began operations in the first quarter of 2006, increased by 38.1% to 87 sales account executives at June 30, 2007 from 63 sales account executives at June 30, 2006.  Sales to our enterprise customers increased 21.8% to $185.4 million in the first six months of 2007 compared to $152.1 million in the first six months of 2006.  During the first half of 2007, our enterprise sales included net sales to a significant customer of $52.8 million compared to $8.0 million in the six months ended June 30, 2006.  At this time, we do not expect the current year magnitude of sales to this customer to continue for the remainder of the 2007.  Net sales to public sector customers decreased to $13.7 million in the first six months of 2007 from $17.1 million in the first six months of 2006.  Inbound sales to consumer and small office home office customers declined 51.9% to $3.1 million, which represented 0.9% of net sales.

Gross Profit. Consolidated gross profit increased to $40.6 million for the six months ended June 30, 2007, compared to $36.0 million in the first six months of 2006.  The increase was primarily due to a $1.1 million increase in vendor programs, $651,000 increase generated from an increase in sales volumes and a $557,000 increase in fees earned from the agency fees on Microsoft Enterprise Agreements.  Gross profit as a percentage of net sales decreased to 11.9% in the six months ended June 30, 2007 compared to 12.9% in the corresponding period of the prior year.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network expenses as a cost of sales.

Index

Selling, General and Administrative Expenses.  SG&A expenses increased slightly to $25.4 million for the six months ended June 30, 2007 compared to $24.6 million in the comparable period of 2006.  As a percent of sales, SG&A decreased to 7.5% for the six-months ended June 30, 2007 from 8.8% in the six months ended June 30, 2006, primarily due to the increase in sales volumes. This decrease in our operating expenses as a percent of sales illustrates the leverage in our existing infrastructure.  The increase in SG&A expenses was due to the following factors:
•
Salaries, wages and benefits increased $1.3 million during the first six month of 2007 compared to the comparable period of the prior year, primarily due to $904,000 related to our Business Development team growth initiative and the overall increase in total headcount.  Our total headcount increased to 669 team members at June 30, 2007 compared to 622 at June 30, 2006.

•
Facilities expense for the first half of 2007 increased $296,000 compared to the first half of the prior year, primarily due to the additional rent expense associated with increased leased space in our Auburn, WA facility.

•
Credit card fees decreased by $139,000 in the first six-months of 2007 compared to the first six months of the prior year, primarily due to receipt of a class action lawsuit settlement in connection with our having been overcharged fees on processing debit card payments in prior years.

•
Professional fees declined $427,000 for the six-months ended June 30, 2007 compared to the six months ended June 30, 2006, primarily due to reduced legal and consulting fees associated with our outsourced contract in India.

For the periods ending June 30, 2007 and 2006, warehousing and distribution network costs totaled $1.2 million and $1.1 million, respectively.

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.    Our net cost of advertising increased to $4.1 million in the six month period ended June 30, 2007 from $3.6 million in the comparable 2006 period.
•
Gross advertising expense increased to $4.9 million for the first six months of 2007 compared to $4.3 million in the first six months of 2006, primarily due to expenses associated with vendor-specific marketing activities.

•
Gross advertising vendor reimbursements increased slightly to $777,000 in the six months ended June 30, 2007 from $758,000 in the six months ended June 30, 2006.  As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of goods sold rather than a reduction of advertising expense.

Other Expense, net.  Other expense was $215,000 for the six months ended June 30, 2007 compared to $300,000 in the six months ended June 30, 2006.   Interest expense related to our use of the working capital line was $307,000 and $310,000 for the six month periods ended June 30, 2007 and 2006, respectively.    Offsetting this expense were amounts recorded for interest income of $95,000 for the six months ended June 30, 2007 compared to $44,000 for the six months ended June 30, 2006.  Interest income represent amounts earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the six-months ended June 30, 2007 was $4.2 million compared to $2.9 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 38.3% for the six months ended June 30, 2007 compared to 38.2% for the six months ended June 30, 2006.  The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Index

Net Income.  Net income for the six months ended June 30, 2007 was $6.7 million compared to $4.6 million in the first six months of 2006.  Basic and diluted income per share was $0.51 and $0.46, respectively, for the six months ended June 30, 2007, compared to $0.35 and $0.32, respectively, for the six months ended June 30, 2006.

Liquidity and Capital Resources

Working Capital
Zones’ total assets were $132.2 million at June 30, 2007, of which $122.6 million were current assets.  At June 30, 2007 and December 31, 2006, we had cash and cash equivalents of $3.6 million and $9.2 million, respectively, and working capital of $48.3 million and $41.7 million, respectively.

Approximately 94% of our sales are processed on open account terms offered to our customers, which increases the accounts receivable balance.  To finance these sales, we leverage our secured line of credit to offset timing differences in cash inflows and cash outflows, to invest in capital equipment purchases, to purchase inventory for general stock as well as for identified customers, and to take full advantage of available early pay discounts.

We have a $40.0 million secured line of credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%.  Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the line of credit are due on demand.  Amounts owed under the inventory financing facility do not bear interest if paid within terms, usually 30 days from invoice date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation.  At June 30, 2007, $4.9 million of working capital advances, and inventory financing arrangements of $18.5 million, were owed to this financial institution.  At June 30, 2007, we were in compliance with all covenants of this facility.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy our operating cash needs, and to fund the remaining balance of $2.4 million authorized in our stock repurchase program, for at least the next 12 months at our current level of business.  However, if our working capital or other capital requirements are greater than currently anticipated, we could be required to reduce or curtail our stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to us and our shareholders.

Index

Stock Repurchase Program.
Since 2004, we have repurchased a total of 1,497,725 shares of our common stock at a total cost of $7.7 million under a repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  In February 2007, the Board of Directors authorized a continuation of our share repurchase program, and increased the total amount authorized to be repurchased.  As of June 30, 2007, $2.4 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.
The following table represents the common stock repurchased and retired during the second quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
April 1, 2007 through April 30, 2007	0	$-	0	$2,448,376
May 1, 2007 through May 31, 2007	0	$-	0	$2,448,376
June 1, 2007 through June 30, 2007	0	$-	0	$2,448,376

Cash Flows

Net cash used in operating activities was $6.8 million in the six months ended June 30, 2007.  The primary factors that affected cash flow from operating activities during this period were account and vendor receivables, increased inventory levels, offset by increases in inventory financing.  Account and vendor receivables increased $13.5 million due to significant sales experienced during the last month of the period on open account.  Inventory increased $3.2 million.  Included in inventory at June 30, 2007, was $4.2 million of inventories pursuant to customer contracts, which will be recorded as net sales when the criteria for sales recognition are met. Inventory financing increased $4.1 million due to purchasing and payment cycles.

Net cash used in investing activities was $1.2 million in the six months ended June 30, 2007.  Cash outlays for capital expenditures were $1.2 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.   Capital expenditures during the first half of 2007 were primarily for leasehold improvements to our corporate headquarters, and continued improvement and other enhancements of our information systems.  Capital expenditures during the first half of 2006 were primarily related to the costs associated with our Portland call center which opened in February 2006.  We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

The most significant components of our financing activities are:  the purchase of common stock under our share repurchase program, net change in our secured line of credit, and net change in book overdraft.  For the six month period ended June 30, 2007, we repurchased $552,000 of our common stock under our share repurchase program.  Net change in our line of credit and book overdraft for the six month period ended June 30, 2007 was an increase of $4.9 million and a decrease of $2.2 million, respectively.

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

Index

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our short-term borrowing and investment activities, which generally bear interest at variable rates.  Because the short-term borrowings and investments have maturities of three months or less, we believe that the risk of material loss is low.

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

Part II.

Item 1.  Legal Proceedings

From time to time, we are party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business.  We currently believe that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Item 1A.  Risk Factors

There are a number of important factors that could cause our actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which we may or may not yet be aware.

Our operating results are difficult to predict and may adversely affect our stock price.
Our operating results are difficult to forecast, and there are a number of factors outside of our control, including:
•	purchasing cycles of commercial and public sector customers;
•	the level of corporate investment in new IT-related capital equipment;
•	more manufacturers going direct;
•	industry announcements of new products or upgrades;
•	industry consolidation;
•	cost of compliance with new legal and regulatory requirements;
•	general economic conditions; and
•	variability of vendor programs.
Based on those and other risks, there can be no future assurance that we will be able to maintain the profitability we have experienced in the past.

We experience variability in our net sales and net income on a quarterly basis.
There is no assurance that we will sustain our current sales or income levels.  Sales and income may decline for any number of reasons, including:
•	a decline in corporate profits leading to a change in corporate investment in IT-related equipment;
•	increased competition;
•	more manufacturers selling direct to customers;

Index

•	changes in customers’ buying habits;
•	the loss of significant customers;
•	changes in the selection of products available for resale; or
•	general economic conditions.
A decline in sales levels could adversely affect our business, financial condition, cash flows or results of operations.

Our narrow gross margins magnify the impact of variations in our operations.
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

Our increased investments in hiring, retention and productivity of our sales force may not improve our profitability or result in expanded market share.
We ended the second quarter 2007 with 324 account executives compared to 300 at the end of the second quarter 2006.  We expect to continue to recruit sales account executives, but at a lower rate due to corporate initiatives to lower turnover thus reducing hiring requirements in 2007. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Even if we do retain our account executives, there are no assurances that they will become productive at historical levels.  Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Certain of our key vendors provide us with incentives and other assistance, and any future decline in these incentives and other assistance could materially harm our profit margins and operating results.
We have a variety of relationships with our vendors that in the past have contributed significantly to profit margins.  For example, certain product manufacturers and distributors provide us with incentives in the form of rebates, volume incentive rebates, cash discounts and trade allowances.  Our current vendor programs continue to evolve and change over time, and there are no assurances that we will attain the level of vendor support in the future that we have obtained in the past.  In addition, many of our vendors provide us with cooperative advertising funds, which reimburse us for expenses associated with specific forms of advertising.  Industry-wide, the trend has been for manufacturers, distributors and vendors to reduce these incentives and curtail these programs.  If these forms of vendor support decline, or if we are otherwise unable to take advantage of continuing vendor support programs, or if we fail to manage the complexity of these programs, our business, financial condition, cash flows or results of operations could be adversely affected.

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

We may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and may negatively impact our results of operations.
We acquire products directly from manufacturers, such as Hewlett-Packard, IBM and Lenovo, as well as from distributors such as Ingram Micro, Synnex, Tech Data and others.  Certain hardware manufacturers limit the number of product units available to Direct Marketing Resellers (“DMR”).  Substantially all of our contracts and arrangements with vendors are terminable without notice or upon short notice. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. Termination, interruption or contraction of our relationships with our vendors could have a material adverse effect on our business, financial condition, cash flows or results of operations.

If we fail to achieve and maintain adequate internal controls, we may not be able to produce reliable financial reports in a timely manner or prevent financial fraud.
We are currently preparing our documentation and testing materials to comply with the internal control procedures and requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which will require annual management assessments of the effectiveness of internal controls over financial reporting and a report by an independent registered public accounting firm addressing such assessments if applicable. During the course of our testing we may from time to time identify deficiencies which we may not be able to remediate. In addition, if we fail to achieve or maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002. Effective internal controls, particularly those related to revenue recognition and vendor consideration, are necessary for us to produce reliable financial reports and are important in helping prevent financial fraud. If we cannot provide reliable financial reports on a timely basis or prevent financial fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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
From time to time we have customers that represent more than 10% of our net sales, the identity of such customers may vary quarter to quarter and it is not unusual for a large customer in one period to drop below 10% in subsequent periods.  For the three and six month period ended June 30, 2007, State Farm Group represented over 10% of our total net sales.  Net sales to this customer were $37.2 million and $52.8 million for the three and six month period ended June 30, 2007, respectively.  Trade receivables owed by this customer represented approximately 5.7% of our total trade receivables at June 30, 2007.  A concentration of credit risk associated with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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
If third parties or our own team members are able to penetrate our network security or otherwise misappropriate our customers’ personal information or credit card information, we could be subject to liability.  We also mail catalogs and send electronic messages to names in our proprietary customer database and to potential customers whose names we obtain from rented or exchanged mailing lists. Worldwide public concern regarding personal privacy has subjected the rental and use of customer mailing lists and other customer information to increased scrutiny. Any domestic or foreign legislation enacted limiting or prohibiting these practices could negatively affect our business.

Index

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since 2004, Zones has repurchased a total of 1,497,725 shares of our common stock at a total cost of $7.7 million under a repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  In February 2007, our Board of Directors authorized a continuation of this share repurchase program, and increased the total amount authorized to be repurchased.  As of June 30, 2007, $2.4 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.
The following table represents common stock repurchased and retired during the second quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
April 1, 2007 through April 30, 2007	0	$-	0	$2,448,376
May 1, 2007 through May 31, 2007	0	$-	0	$2,448,376
June 1, 2007 through June 30, 2007	0	$-	0	$2,448,376

Item 4.  Submission of Matters to a vote of Security Holders

We held our annual meeting of shareholders on April 26, 2007. Two matters were voted upon and approved by our shareholders.  The presentation below describes the matters voted upon and the results of the shareholder vote.

Nominee	Votes For	Withheld
John H. Bauer	12,375,487	8,235
Kenneth Kirkpatrick	12,310,043	73,679
Firoz H. Lalji	12,329,462	54,260
Kathryn Hatch	12,240,238	143,484
William C. Keiper	11,971,901	411,821

All of the foregoing candidates were elected.

2.  Ratification of appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007.

Votes For	Votes Against	Abstentions	Broker Non Votes
12,376,367	5,376	1,979	0

The foregoing proposal was approved.

Index

Item 6.  Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Amended and Restated Bylaws of Zones, Inc.		8-K	99.2	000-28488	5/1/07
10.1	Summary of Zones, Inc. Board Meeting Fees and Basic Compensation	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: August 13, 2007

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer