Form 10-K/A
period 2006-12-31
ZONES INC
filed 2007-11-13
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer ☐ Accelerated filer ☐Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

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

Explanatory Note

The Company is filing this amendment to its Annual Report on Form 10-K/A (“Form 10-K/A”) to restate its Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 as described in Note 15, Restatement, of the Notes to Consolidated Financial Statements.   The Consolidated Statement of Cash Flows for the fiscal year ended December 31, 2004 has been revised for conformity purposes.  The Company has been in discussion with the staff of the Securities and Exchange Commission (“SEC”) regarding the Company’s classification of its inventory financing cash inflows and outflows within the operating and/or financing sections of its Consolidated Statements of Cash Flows.  Following these discussions, the Company has concluded it would restate it’s Consolidated Statements of Cash Flows by reclassifying net cash flows related to its inventory financing, disclosed as a separate line item, from operating activities to financing activities.  Consequently, this reclassification will result in a change to cash flows (used in) provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by financing activities.

This restatement does not have any impact on the Company’s previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.   This restatement also has no impact on net income or net income per share in the previously reported consolidated statements of operations for the fiscal years ended December 31, 2005 and December 31, 2006 or in the previously reported unaudited condensed consolidated statements of operations for the three months ended March 31, 2006 and March 31, 2007, the three and six months ended June 30, 2006 and June 30, 2007, nor was there any effect on the previously reported consolidated balance sheets as of December 31, 2005 and December 31, 2006, the previously reported unaudited condensed consolidated balance sheets as of March 31, 2007 and June 30, 2007, or the previously reported consolidated statements of shareholders’ equity for the years ended December 31, 2005 and December 31, 2006.  The consolidated statement of cash flows for the fiscal year ended December 31, 2004 has been revised to conform to this presentation.

For the convenience of the reader, this Form 10-K/A sets forth the Company’s original Form 10-K as filed with the SEC on March 1, 2007 (the “Original 10-K") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original 10-K, except as required to reflect the effects of the restatement.  This Form 10-K/A does not reflect events occurring after the filing of the Original 10-K or modify or update those disclosures, including the exhibits to the Original 10-K affected by subsequent events.  The following sections of this Form 10-K/A have been amended to reflect the restatement:

▪	Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources)
▪	Part II, Item 8. Financial Statements and Supplementary Data (Consolidated Statements of Cash Flows and Note 15 Restatement)

In addition, this amendment on Form 10-K/A includes currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-K/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-K for the year ended December 31, 2006, including any amendments to those filings.

 ZONES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	26

Signatures		28

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

Sales Team Education
We provide a balanced training program consisting of classroom and practical on-the-job learning within an outbound sales environment.  Our New Hire Development takes an integrated approach in developing the new hires’ skills for acquiring and developing customers using a relationship-building sales methodology.  AEs learn to utilize various internal and external systems and receive hardware and software product education.

Mission & Values
We are dedicated to creating a learning organization of empowered individuals to serve our customers with integrity, commitment and passion.  We strive to achieve this by creating a positive and collaborative workplace environment, delivering high-speed and quality service to our customers, and adapting to external changes with flexibility, innovation and leading-edge technology.

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

	Year ended December 31,
	2006	2005	2004	2003	[2]	2002
	(In thousands, except per share data and operating data)
Statement of Operations Data:
Net sales	$577,027	$566,553	$495,563	$460,772		$414,643
Cost of sales	505,508	505,997	438,426	410,078		371,725
Gross profit	71,519	60,556	57,137	50,694		42,918
Selling, general and administrative expenses	48,434	43,618	42,284	43,252		40,294
Advertising expense	7,159	6,618	7,082	6,597		1,354
State tax (benefit) expense[1,3]				(2,103)		2,145
Income (loss) from operations	15,926	10,320	7,771	2,948		(875)
Other (income) expense, net	270	503	314	379		(58)
Income (loss) before income taxes	15,656	9,817	7,457	2,569		(817)
Provision (benefit) from income taxes	5,971	3,766	2,805	1,001		(302)
Net income (loss)	$9,685	$6,051	$4,652	$1,568		$(515)

Basic income (loss) per share	$0.73	$0.45	$0.34	$0.11		$(0.04)

Weighted average shares used in computation of basic income (loss) per share	13,195	13,382	13,549	13,644		13,587

Diluted income (loss) per share	$0.66	$0.42	$0.32	$0.11		$(0.04)

Weighted average shares used in computation of diluted income (loss) per share	14,756	14,527	14,469	13,739		13,587

Balance Sheet Data:
Working capital	$41,675	$33,398	$27,024	$20,884		$20,587
Total assets	120,695	117,354	102,144	92,885		79,952
Interest bearing short-term debt		11,972	7,372	8,683		226
Long-term debt, net of current portion	6	21	1,307	1,667
Total shareholders’ equity	$49,482	$41,317	$36,551	$32,701		$31,097

Selected Operating Data (unaudited):
Number of shipments	406,475	398,437	421,836	473,098		506,877
Average order size [4]	$1,451	$1,455	$1,195	$982		$821
Sales force, end of period	342	250	281	234		239

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

The consolidated statements of cash flows for the years ended December 31, 2006 and 2005 have been restated to correct the classification of cash flows related to inventory financing.   The Company had previously considered cash flows from inventory financing as operating activities. However, based upon discussions with the staff of the SEC following a periodic review of the Company Form 10-K for the year ended December 31, 2006, the Company has now determined that cash flows from inventory financing should be reclassified to cash flows from financing activities.  This restatement does not have any impact on the Company’s previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.   This restatement also has no impact on net income or net income per share in the previously reported consolidated statements of operations for the fiscal years ended December 31, 2006 and December 31, 2005, nor was there any effect on the previously reported consolidated balance sheets as of December 31, 2006 and December 31, 2005, or the previously reported consolidated statements of shareholders’ equity for the years ended December 31, 2006 and December 31, 2005.  The consolidated statement of cash flows for the fiscal year ended December 31, 2004 has been revised to conform to this presentation.  See Note 15 to the consolidated financial statements for further information.

The following discussion and analysis should be read in conjunction with the Company’s Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K/A.

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

	Year ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	87.6	89.3	88.5
Gross profit	12.4	10.7	11.5
SG&A expenses	8.4	7.7	8.5
Advertising expense	1.2	1.2	1.4
Income from operations	2.8	1.8	1.6
Other expense, net	0.1	0.1	0.1
Income before income taxes	2.7	1.7	1.5
Provision for income taxes	1.0	0.7	0.6
Net income	1.7%	1.0%	0.9%

Product Mix:
Notebook & PDAs	12.4%	15.3%	14.7%
Desktops & Servers	20.3	20.1	21.3
Software	17.7	15.9	16.8
Storage	9.1	9.1	8.7
NetComm	4.9	4.2	4.4
Printers	8.2	11.3	9.6
Monitors & Video	10.4	9.6	10.3
Memory & Processors	6.2	5.4	5.0
Accessories & Other	10.8	9.1	9.2
Total	100.0%	100.0%	100.0%

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

Cash Flows.
The primary factors that affected fiscal year 2006 cash flow from operations were account and vendor receivables, inventories, and the increase in accrued liabilities and deferred rent.  Account and vendor receivables decreased $4.8 million due to aggressive collection efforts.  Inventory increased by $1.6 million.  The change in the inventory balance is due to the Company’s purchasing cycles.  Accrued liabilities and deferred rent increased $4.3 million.  This increase was primarily due to accrued incentive compensation.

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

The most significant components of the Company’s financing activities are the purchase of the Company’s common stock under its share repurchase program, net change in the Company’s secured line of credit, net change in the use of inventory financing and net change in book overdraft.  For the year ended December 31, 2006, the Company repurchased $4.0 million of its common stock under its share repurchase program.  Net changes in the Company’s line of credit and book overdraft were a decrease of $10.7 million and $2.9 million, respectively.  The net change in the Company’s inventory financing was an increase of $5.9 million due to purchasing and payment cycles.  The Company’s financing activities for the year ended December 31, 2006 also included the payment of an amount due on the note payable issued in its acquisition of CPCS.  The Company paid the final payment during the second quarter of 2006.  For the years ended December 31, 2006 and 2005, the Company paid the former shareholders of CPCS $1.3 million each year.

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

                  Date:  November 13, 2007
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

Signature	Title	Date

/S/ JOHN H. BAUER*	Director	November 13, 2007
John H. Bauer

LARRY BENAROYA	Director	November 13, 2007
Larry Benaroya

/S/ CATHI HATCH*	Director	November 13, 2007
Cathi Hatch

/S/ WILLIAM C. KEIPER*	Director	November 13, 2007
William C. Keiper

/S/ KENNETH M. KIRKPATRICK*	Director	November 13, 2007
Kenneth M. Kirkpatrick

/S/ FIROZ H. LALJI	Director	November 13, 2007
Firoz H. Lalji

* Ronald P. McFadden, as attorney-in-fact

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
(in thousands, except per share data)'

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

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2006	2005	2004
	(as restated, see note 15)
Cash flows from operating activities:
Net income	$9,685	$6,051	$4,652
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,831	1,966	2,468
Non-cash stock-based compensation	405
Excess tax benefit from exercise of stock options	(651)
Deferred tax asset	(413)	2,854	2,272
Tax effect of stock option exercise		212	93
(Increase) decrease in assets and liabilities:
Receivables, net	4,813	(19,130)	(3,973)
Inventories	(1,649)	(2,330)	(5,918)
Prepaid expenses and other assets	(171)	29	138
Accounts payable	128	3,133	6,618
Income taxes payable	353	107
Accrued liabilities and deferred rent	4,347	1,717	(206)
Net cash provided by (used in) operating activities	18,678	(5,391)	6,144

Cash flows from investing activities:
Purchases of property and equipment	(1,792)	(1,826)	(2,029)
Net cash used in investing activities	(1,792)	(1,826)	(2,029)

Cash flows from financing activities:
Net change in book overdrafts	(2,894)	7,975	1,112
Net change in line of credit	(10,700)	4,600	(1,750)
Net change in inventory financing	5,916	(5,837)	(443)
Payments of note payable	(1,287)	(1,286)	(862)
Excess tax benefit from exercise of stock options	651
Purchase and retirement of common stock	(3,988)	(1,813)	(1,348)
Proceeds from exercise of stock options	1,412	316	453
Net cash provided by (used in) financing activities	(10,890)	3,955	(2,838)

Net increase (decrease) in cash and cash equivalents	5,996	(3,262)	1,277
Cash and cash equivalents at the beginning of the year	3,195	6,457	5,180

Cash and cash equivalents at the end of the year	$9,191	$3,195	$6,457

Supplemental cash flow information:
Cash paid for interest	$489	$554	$335
Cash paid for income taxes	$6,019	$594	$260

Noncash investing and financing activity:
Cancellation of note payable for acquisition of CPCS			$1,544
Note payable replacing earn-out provision of CPCS acquisition			$2,744
Non-cash reduction to note payable for purchase price adjustment of CPCS			$295
Note payable for fixed asset purchase			$35

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

The following table shows the prior year effect on net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except earnings per share):

	Year ended December 31,
	2005	2004
Net income – as reported	$6,051	$4,652
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(808)	(827)

Net income – pro forma	$5,243	$3,825

Basic income per share – as reported	$0.45	$0.34
Diluted income per share – as reported	$0.42	$0.32
Basic income per share – pro forma	$0.39	$0.28
Diluted income per share – pro forma	$0.36	$0.26

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

There were no options granted in the year ended December 31, 2006.  For the years ended December 31, 2005 and 2004, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2005	2004
Exercise price equals market price	$2.29	$2.58

The following tables summarize information about fixed-price stock options outstanding at December 31, 2006:

Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Years	Weighted- Average Exercise Price
$0.73 - $ 0.96	446,980	5.90	$0.91
$1.05 - $ 1.06	501,000	6.59	1.06
$1.07 - $ 2.92	602,682	6.94	2.40
$2.99 - $ 3.13	430,846	7.03	3.00
$3.19 - $ 5.81	446,811	4.55	4.38
$6.00 - $15.00	141,972	2.06	10.66
$0.73 - $15.00	2,570,291	6.02	$2.78

Options Exercisable
Range of Exercise Prices	Number at December 31, 2006	Weighted-Average Exercise Price
$0.73 - $ 0.96	373,430	$0.91
$1.05 - $ 1.06	384,802	1.06
$1.07 - $ 2.92	468,182	2.32
$2.99 - $ 3.13	323,386	3.00
$3.19 - $ 5.81	446,711	4.38
$6.00 - $15.00	141,972	10.66
$0.73 - $15.00	2,138,483	$2.94

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

15.  Restatement

The Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 have been restated, the year ended December 31, 2004 has been revised in the amount of $443,000 for conformity purposes.  The Company has restated its Consolidated Statements of Cash Flows by reclassifying cash flows related to its inventory financing, disclosed as a separate line item, from operating activities to financing activities.  Consequently, this reclassification will result in a change to cash flows (used in) provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by financing activities. This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Shareholders’ Equity for any period presented.

The following table presents the effect of the restatement on the Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005 (in thousands):

	For the Year ended December 31, 2006
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net change in inventory financing	$5,916	$(5,916)	$-
Net cash provided by (used in) operating activities	24,594	(5,916)	18,678

Cash flows from investing activities:
Net cash used in investing activities	(1,792)	-	(1,792)

Cash flows from financing activities:
Net change in inventory financing	-	5,916	5,916
Net cash provided by (used in) financing activities	(16,806)	5,916	(10,890)

Net increase in cash and cash equivalents	5,996	-	5,996
Cash and cash equivalents at the beginning of the year	3,195	-	3,195

Cash and cash equivalents at the end of the year	$9,191	$-	$9,191

	For the Year ended December 31, 2005
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net change in inventory financing	$(5,837)	$5,837	$-
Net cash provided by (used in) operating activities	(11,228)	5,837	(5,391)

Cash flows from investing activities:
Net cash used in investing activities	(1,826)	-	(1,826)

Cash flows from financing activities:
Net change in inventory financing	-	(5,837)	(5,837)
Net cash provided by (used in) financing activities	9,792	(5,837)	3,955

Net decrease in cash and cash equivalents	(3,262)	-	(3,262)
Cash and cash equivalents at the beginning of the year	6,457	-	6,457

Cash and cash equivalents at the end of the year	$3,195	$-	$3,195

Report of Independent Registered Public Accounting Firm

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

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole.  The consolidated financial statement schedule listed in Item 15 as of and for the years ended December 31, 2006 and 2005 is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements.  This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

As described in note 15, the consolidated statements of cash flows for the year ended December 31, 2006 and 2005 have been restated.

Grant Thornton LLP
Seattle, Washington
February 16, 2007
(Except for note 15, as to which the date is November 8, 2007)

Report of Independent Registered Public Accounting Firm

To the Shareholders of
Zones, Inc.

In our opinion, the accompanying consolidated statements of income, shareholders’ equity and cash flows listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the results of operations and cash flows of Zones, Inc and its subsidiaries for the year ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information as of and for the year ended December 31, 2004 set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Seattle, Washington
February 28, 2005 except for Note 15, as to which
the date is November 13, 2007

ZONES, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2006
Allowance for doubtful accounts	$1,562	$772	$	$398	(a)	$1,936
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,666	$458	$	$1,562	(a)	$1,562
Year Ended December 31, 2004
Allowance for doubtful accounts	$2,734	$297	$	$365	(a)	$2,666

(a) Uncollectible items written off, less recoveries of items previously written off.