Form 10-Q/A
period 2007-03-31
ZONES INC
filed 2007-11-13
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer  oAccelerated filer o  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The number of shares of the registrant's Common Stock outstanding as of May 10, 2007 was 13,125,890.

Explanatory Note

The Company is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 as described in Note 7, Restatement, of the Notes to Consolidated Financial Statements.   The Company has been in discussion with the staff of the Securities and Exchange Commission (“SEC”) regarding the Company’s classification of its inventory financing cash inflows and outflows within the operating and/or financing sections of its Consolidated Statements of Cash Flows.  Following these discussions, the Company has concluded it would restate it’s Consolidated Statements of Cash Flows by reclassifying net cash flows related to its inventory financing, disclosed as a separate line item, from operating activities to financing activities.  Consequently, this reclassification will result in a change to cash flows (used in) provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by financing activities.

This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Shareholders’ Equity for any period presented.  The Company is also filing amendments to its Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended June 30, 2007 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on May 14, 2007 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.  The following sections of this Form 10-Q/A have been amended to reflect the restatement:

▪	Part I, Item 1. Financial Statements (Consolidated Statements of Cash Flows and Note 7 Restatement)
▪	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources)

In addition, this amendment on Form 10-Q/A includes currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q for the three months ended March 31, 2007, including any amendments to those filings.

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

See notes to consolidated financial statements

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2007	2006
	(as restated, see note 7)
Cash flows from operating activities:
Net income	$2,312	$1,705
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	448	521
Non-cash stock-based compensation	52	109
Excess tax benefit from exercise of stock options	(61)	(161)
(Increase) decrease in assets and liabilities:
Receivables, net	(16,998)	11,344
Inventories	(5,366)	2,266
Prepaid expenses and other assets	(302)	(73)
Accounts payable	(1,813)	(2,830)
Accrued liabilities and deferred rent	(1,374)	1,247
Income taxes payable	1,413	523
Net cash provided by (used in) operating activities	(21,689)	14,651

Cash flows from investing activities:
Purchases of property and equipment	(1,002)	(823)
Net cash used in investing activities	(1,002)	(823)

Cash flows from financing activities:
Net change in book overdraft	(3,913)	(4,567)
Net change in line of credit	12,300	(10,700)
Net change in inventory financing	8,755	4,255
Excess tax benefit from exercise of stock options	61	161
Purchase and retirement of common stock	(552)	(1,914)
Proceeds from exercise of stock options	70	478
Payments of note payable	-	(303)
Net cash provided by (used in) financing activities	16,721	(12,590)

Net increase (decrease) in cash and cash equivalents	(5,970)	1,238
Cash and cash equivalents at beginning of period	9,191	3,195

Cash and cash equivalents at end of period	$3,221	$4,433

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

7.   Restatement

The Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 have been restated.  The Company has restated its Consolidated Statements of Cash Flows by reclassifying cash flows related to its inventory financing, disclosed as a separate line item, from operating activities to financing activities.  Consequently, this reclassification will result in a change to cash flows (used in) provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by financing activities. This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Shareholders’ Equity for any period presented.

The following table presents the effect of the restatement on the Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2006 (in thousands):

	For the Three Months Ended March 31, 2007
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Inventory financing	8,755	(8,755)	-
Net cash used in operating activities	(12,934)	(8,755)	(21,689)

Cash flows from investing activities:
Net cash used in investing activities	(1,002)	-	(1,002)

Cash flows from financing activities:
Inventory financing	-	8,755	8,755
Net cash provided by financing activities	7,966	8,755	16,721

Net decrease in cash and cash equivalents	(5,970)	-	(5,970)
Cash and cash equivalents at the beginning of the period	9,191	-	9,191

Cash and cash equivalents at the end of the period	$3,221	$-	$3,221

	For the Three Months Ended March 31, 2006
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Inventory financing	4,255	(4,255)	-
Net cash provided by (used in) operating activities	18,906	(4,255)	14,651

Cash flows from investing activities:
Net cash used in investing activities	(823)	-	(823)

Cash flows from financing activities:
Inventory financing	-	4,255	4,255
Net cash provided by (used in) financing activities	(16,845)	4,255	(12,590)

Net increase in cash and cash equivalents	1,238	-	1,238
Cash and cash equivalents at the beginning of the period	3,195	-	3,195

Cash and cash equivalents at the end of the period	$4,433	$-	$4,433

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends to differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology such as “plan,” “intend,” “should,” “could,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking.   Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in Item 1A. of this document and those contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and as amended on November 13, 2007.

The consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 have been restated to correct the classification of cash flows related to inventory financing.   The Company had previously considered cash flows from inventory financing as operating activities. However, based upon discussions with the staff of the SEC following a periodic review of the Company Form 10-K for the year ended December 31, 2006, the Company has now determined that cash flows from inventory financing should be reclassified to cash flows from financing activities.  This restatement does not have any impact on the Company’s previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.   This restatement also has no impact on net income or net income per share in the previously reported consolidated statements of operations for the quarters ended March 31, 2007 and March 31, 2006, nor was there any effect on the previously reported consolidated balance sheets as of March 31, 2007 and March 31, 2006, or the previously reported consolidated statements of shareholders’ equity for the quarters ended March 31, 2007 and March 31, 2006.

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

The following table represents the common stock repurchased and retired during the first quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2007 through January 31, 2007	0	$-		$ 978,678
February 1, 2007 through February 28, 2007	56,485	$9.77	56,485	$ 2,448,376
March 1, 2007 through March 31, 2007	0	$-	0	$ 2,448,376

Cash Flows

Net cash used in operating activities was $21.7 million in the quarter ended March 31, 2007.  The primary factors that affected cash flow from operating activities at March 31, 2007, were account and vendor receivables, and increased inventory levels.  Account and vendor receivables increased $17.0 million due to significant sales experienced during the last month of the first quarter on open account.  Inventories increased by $5.4 million.  Included in inventory at March 31, 2007, was $9.6 million of inventories pursuant to customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

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

The most significant components of our financing activities are:  the purchase of common stock under our share repurchase program, net change in our secured line of credit, net change in our inventory financing and net change in book overdraft.  For the period ended March 31, 2007, we repurchased $552,000 of our common stock under our share repurchase program.  Net change in our line of credit and book overdraft was an increase of $12.3 million and a decrease of $3.9 million, respectively.  Inventory financing increased $8.8 million due to purchasing and payment cycles.

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

The following table represents common stock repurchased and retired during the first quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2007 through January 31, 2007	0	$-		$ 978,678
February 1, 2007 through February 28, 2007	56,485	$9.77	56,485	$ 2,448,376
March 1, 2007 through March 31, 2007	0	$-	0	$ 2,448,376

Item 6.                 Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Summary of the Zones, Inc. Executive Vice President Bonus Program	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date:  November 13, 2007

By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer