Form 10-Q/A
period 2007-06-30
ZONES INC
filed 2007-11-13
CIK 1013786

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

Explanatory Note

The Company is filing this amendment to its Quarterly Report on Form 10-Q (“Form 10-Q/A”) to restate its Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 as described in Note 7, Restatement, of the Notes to Consolidated Financial Statements.   The Company has been in discussion with the staff of the Securities and Exchange Commission (“SEC”) regarding the Company’s classification of its inventory financing cash inflows and outflows within the operating and/or financing sections of its Consolidated Statements of Cash Flows.  Following these discussions, the Company has concluded it would restate it’s Consolidated Statements of Cash Flows by reclassifying net cash flows related to its inventory financing, disclosed as a separate line item, from operating activities to financing activities.  Consequently, this reclassification will result in a change to cash flows (used in) provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by financing activities.

This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Shareholders’ Equity for any period presented.  The Company is also filing amendments to its Annual Report on Form 10-K for the year ended December 31, 2006 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 to reflect this restatement.

For the convenience of the reader, this Form 10-Q/A sets forth the Company’s original Form 10-Q as filed with the SEC on August 13, 2007 (the “Original 10-Q") in its entirety, as amended by, and to reflect, the restatement.  No attempt has been made in this Form 10-Q/A to update other disclosures presented in the Original 10-Q, except as required to reflect the effects of the restatement.  This Form 10-Q/A does not reflect events occurring after the filing of the Original 10-Q or modify or update those disclosures, including the exhibits to the Original 10-Q affected by subsequent events.  The following sections of this Form 10-Q/A have been amended to reflect the restatement:

•	Part I, Item 1. Financial Statements (Consolidated Statements of Cash Flows and Note 7 Restatement)
•	Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (Liquidity and Capital Resources)

In addition, this amendment on Form 10-Q/A includes currently dated Sarbanes-Oxley Act Section 302 and Section 906 certifications of the Chief Executive Officer and Chief Financial Officer, attached hereto as Exhibits 31.1, 31.2, 32.1 and 32.2.

This Form 10-Q/A should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original 10-Q for the six months ended June 30, 2007, including any amendments to those filings.

ZONES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Index

Part I.

Item 1. Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$3,601	$9,191
Receivables, net of allowances of $2,001 and $1,936, respectively	77,032	66,027
Vendor receivables	14,683	12,228
Inventories	24,554	21,385
Prepaid expenses	1,261	1,076
Deferred income taxes	1,473	1,473
Total current assets	122,604	111,380
Property and equipment, net	4,010	3,771
Goodwill	5,098	5,098
Deferred income taxes	251	251
Other assets	192	195
Total assets	$132,155	$120,695
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,998	$42,592
Inventory financing	18,453	14,385
Accrued liabilities	10,427	12,734
Line of credit	4,900	-
Income taxes payable	1,511	-
Total current liabilities	74,289	69,711
Deferred rent obligation	1,951	1,502
Total liabilities	76,240	71,213

Commitments and contingencies

Shareholders' equity:
Common stock	35,696	35,983
Retained earnings	20,219	13,499
Total shareholders' equity	55,915	49,482
Total liabilities and shareholders' equity	$132,155	$120,695

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

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2007	2006
	(as restated, see note 7)
Cash flows from operating activities:
Net income	$6,720	$4,622
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	913	965
Non-cash stock based compensation	98	202
Excess tax benefit from exercise of stock options	(81)	(368)
(Increase) decrease in assets and liabilities:
Receivables, net	(13,460)	8,396
Inventories	(3,169)	1,013
Prepaid expenses and other assets	(182)	(260)
Accounts payable	(1,427)	(1,488)
Inventory financing
Accrued liabilities and deferred rent	(1,709)	2,446
Income taxes payable	1,443	331
Net cash provided by (used in) operating activities	(10,854)	15,859

Cash flows from investing activities:
Purchases of property and equipment	(1,152)	(1,080)
Net cash used in investing activities	(1,152)	(1,080)

Cash flows from financing activities:
Net change in book overdraft	(2,167)	(4,890)
Net change in line of credit	4,900	(10,700)
Net change in inventory financing	4,068	3,296
Excess tax benefit from exercise of stock options	81	368
Purchase and retirement of common stock	(552)	(2,295)
Proceeds from exercise of stock options	86	861
Payments of notes payable	-	(1,279)
Net cash provided by (used in) financing activities	6,416	(14,639)

Net increase (decrease) in cash and cash equivalents	(5,590)	140
Cash and cash equivalents at beginning of period	9,191	3,195

Cash and cash equivalents at end of period	$3,601	$3,335

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

7.  Restatement

The Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 have been restated.  The Company has restated its Consolidated Statements of Cash Flows by reclassifying cash flows related to its inventory financing, disclosed as a separate line item, from operating activities to financing activities.  Consequently, this reclassification will result in a change to cash flows (used in) provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by financing activities. This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Shareholders’ Equity for any period presented.

Index

The following table presents the effect of the restatement on the Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2006 (in thousands):

	For the Six Months Ended June 30, 2007
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Inventory financing	$4,068	(4,068)	$-
Net cash used in operating activities	(6,786)	(4,068)	(10,854)

Cash flows from investing activities:
Net cash used in investing activities	(1,152)	-	(1,152)

Cash flows from financing activities:
Inventory financing	-	4,068	4,068
Net cash provided by financing activities	2,348	4,068	6,416

Net decrease in cash and cash equivalents	(5,590)	-	(5,590)
Cash and cash equivalents at the beginning of the period	9,191	-	9,191

Cash and cash equivalents at the end of the period	$3,601	$-	$3,601

	For the Six Months Ended June 30, 2006
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Inventory financing	$3,296	(3,296)	$-
Net cash provided by (used in) operating activities	19,155	(3,296)	15,859

Cash flows from investing activities:
Net cash used in investing activities	(1,080)	-	(1,080)

Cash flows from financing activities:
Inventory financing	-	3,296	3,296
Net cash provided by (used in) financing activities	(17,935)	3,296	(14,639)

Net increase in cash and cash equivalents	140	-	140
Cash and cash equivalents at the beginning of the period	3,195	-	3,195

Cash and cash equivalents at the end of the period	$3,335	$-	$3,335

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

Index

The consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 have been restated to correct the classification of cash flows related to inventory financing.   The Company had previously considered cash flows from inventory financing as operating activities. However, based upon discussions with the staff of the SEC following a periodic review of the Company Form 10-K for the year ended December 31, 2006, the Company has now determined that cash flows from inventory financing should be reclassified to cash flows from financing activities.  This restatement does not have any impact on the Company’s previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.   This restatement also has no impact on net income or net income per share in the previously reported consolidated statements of operations for the three and six months ended June 30, 2007 and June 30, 2006, nor was there any effect on the previously reported consolidated balance sheets as of June 30, 2007 and June 30, 2006, or the previously reported consolidated statements of shareholders’ equity for the periods ended June 30, 2007 and June 30, 2006.

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

Index

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

Index

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

Index

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

Index

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

Cash Flows

Net cash used in operating activities was $10.9 million in the six months ended June 30, 2007.  The primary factors that affected cash flow from operating activities during this period were account and vendor receivables and increased inventory levels.  Account and vendor receivables increased $13.5 million due to significant sales experienced during the last month of the period on open account.  Inventory increased $3.2 million.  Included in inventory at June 30, 2007, was $4.2 million of inventories pursuant to customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

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

The most significant components of our financing activities are:  the purchase of common stock under our share repurchase program, net change in our secured line of credit, net change in inventory financing and net change in book overdraft.  For the six month period ended June 30, 2007, we repurchased $552,000 of our common stock under our share repurchase program.  Net change in our line of credit and book overdraft for the six month period ended June 30, 2007 was an increase of $4.9 million and a decrease of $2.2 million, respectively.  Inventory financing increased $4.1 million due to purchasing and payment cycles.

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

Index

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

1.  Election of Directors

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