Form 10-Q
period 2007-09-30
ZONES INC
filed 2007-11-14
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (Check one):   Large accelerated filer   ☐   Accelerated filer   ☐   Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

The number of shares of the registrant's Common Stock outstanding as of November 7, 2007 was 13,155,775.

ZONES, INC.

Index

Item 1.  Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$6,508	$9,191
Receivables, net of allowances of $1,991 and $1,936, respectively	80,851	66,027
Vendor receivables	14,651	12,228
Inventories	22,888	21,385
Prepaid expenses	841	1,076
Deferred income taxes	1,473	1,473
Total current assets	127,212	111,380
Property and equipment, net	3,710	3,771
Goodwill	5,098	5,098
Deferred income taxes	251	251
Other assets	190	195
Total assets	$136,461	$120,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,550	$42,592
Inventory financing	16,209	14,385
Accrued liabilities	10,073	12,734
Line of credit	2,000	-
Total current liabilities	75,832	69,711
Deferred rent obligation	1,923	1,502
Total liabilities	77,755	71,213

Commitments and contingencies

Shareholders' equity:
Common stock	35,876	35,983
Retained earnings	22,830	13,499
Total shareholders' equity	58,706	49,482
Total liabilities and shareholders' equity	$136,461	$120,695

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006

Net sales	$162,970	$137,900	$503,384	$417,108
Cost of sales	144,685	121,522	444,480	364,755
Gross profit	18,285	16,378	58,904	52,353

Selling, general and administrative	12,104	11,291	37,497	35,918
Advertising expenses	2,108	1,717	6,234	5,286
Income from operations	4,073	3,370	15,173	11,149

Other (income) expense, net	5	(19)	221	282
Income before taxes	4,068	3,389	14,952	10,867
Provision for income taxes	1,457	1,309	5,621	4,164
Net income	$2,611	$2,080	$9,331	$6,703

Basic income per share	$0.20	$0.16	$0.71	$0.51

Shares used in computing basic income per share	13,146	13,225	13,137	13,190

Diluted income per share	$0.18	$0.14	$0.63	$0.46

Shares used in computing diluted income per share	14,736	14,782	14,725	14,721

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2007	13,157,719	$35,983	$13,499	$49,482
Purchase and retirement of common stock	(56,485)	(552)		(552)
Exercise of stock options	54,360	176		176
Excess tax benefit from stock options exercised		140		140
Stock-based compensation		129		129
Net income			9,331	9,331
Balance, September 30, 2007	13,155,594	$35,876	$22,830	$58,706

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2007	2006
		(as restated, see note 7)
Cash flows from operating activities:
Net income	$9,331	$6,703
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,362	1,389
Non-cash stock based compensation	129	323
Excess tax benefit from exercise of stock options	(140)	(573)
(Increase) decrease in assets and liabilities:
Receivables, net	(17,247)	9,228
Inventories	(1,503)	(1,495)
Prepaid expenses and other assets	240	(197)
Accounts payable	6,175	(3,017)
Accrued liabilities and deferred rent	(1,721)	1,976
Income taxes payable	(378)	(543)
Net cash provided by (used in) operating activities	(3,752)	13,794

Cash flows from investing activities:
Purchases of property and equipment	(1,301)	(1,588)
Net cash used in investing activities	(1,301)	(1,588)

Cash flows from financing activities:
Net change in book overdraft	(1,218)	(1,632)
Net change in line of credit	2,000	(10,700)
Net change in inventory financing	1,824	6,344
Excess tax benefit from exercise of stock options	140	573
Purchase and retirement of common stock	(552)	(3,062)
Proceeds from exercise of stock options	176	1,305
Payments of notes payable	-	(1,282)
Net cash provided by (used in) financing activities	2,370	(8,454)

Net increase (decrease) in cash and cash equivalents	(2,683)	3,752
Cash and cash equivalents at beginning of period	9,191	3,195

Cash and cash equivalents at end of period	$6,508	$6,947

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

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006 as filed with the Securities and Exchange Commission and as amended on November 13, 2007.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill will be tested for impairment at least annually on the purchase date, or when events indicate that impairment exists.  The Company performs the assessment annually on March 31, and all goodwill relates to the purchase of Corporate PC Source, Inc.

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007 are as follows (in thousands):

Balance as of January 1, 2007	$5,098
Goodwill acquired	-
Impairment loss	-
Balance as of September 30, 2007	$5,098

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

Stock Based Compensation
The Company’s stock option plans enable grants of options to acquire shares of common stock to certain team members and non-employee directors.  Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The options generally have a contractual life of 10 years and vest and become exercisable in 20% increments over five years.

There were no options granted in the three or nine months ended September 30, 2007 or 2006, and the Company does not currently plan to grant additional options in 2007.  As of September 30, 2007, there was $116,000 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under the Company’s stock option plans. This cost is expected to be recognized over a weighted-average period of 1.26 years.

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

Reclassifications
Certain reclassifications of prior years’ balances have been made to conform to the 2007 presentation.  Such reclassifications had no effect on shareholder’s equity or net income as previously reported.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic earnings per share:

Net income	$2,611	$2,080	$9,331	$6,703

Weighted average shares outstanding	13,146	13,225	13,137	13,190

Basic income per share	$0.20	$0.16	$0.71	$0.51

Diluted earnings per share:

Net income	$2,611	$2,080	$9,331	$6,703

Weighted average shares outstanding	13,146	13,225	13,137	13,190
Stock options	1,590	1,557	1,588	1,531
Total common shares and dilutive securities	14,736	14,782	14,725	14,721

Diluted income per share	$0.18	$0.14	$0.63	$0.46

Options may have a dilutive effect on the calculation of earnings per share.  For the three and nine months ended September 30, 2007, 77,768 shares underlying outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.  For the three and nine months ended September 30, 2006, 102,993 and 111,616 shares underlying outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Related Party
In June 2004, Fana Auburn LLC, a company owned by an officer and majority shareholder of the Company, purchased the property and buildings in which the Company’s headquarters are located, subject to the Company’s existing 11-year lease.  Under the terms of the lease agreement, the Company was obligated to pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. The Company’s Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future the Company may have to renew and renegotiate its lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration.  In May 2006, after further review and approval by the Company’s Audit Committee, the Company signed an amendment to the lease agreement increasing the rentable square feet by approximately 18,923 square feet.  The additional square feet increased the Company’s annual lease payment by $259,000. Effective January 1, 2007, the Company has approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.   In April 2007, the Company received a tenant improvement reimbursement from Fana Auburn LLC in the amount of $378,000 related to construction on the additional leased space, which will be amortized over the remaining life of the lease.  For the three months ended September 30, 2007 and 2006 the Company paid Fana Auburn LLC $535,000 and $440,000, respectively, related to the lease. For the nine months ended September 30, 2007 and 2006 the Company paid Fana Auburn LLC $1.6 million and $1.2 million, respectively, related to the lease.

Index

5.  Segment Information

The Company’s operations comprise only one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small-to-medium-sized businesses, enterprise accounts and public sector customers.

A summary of the Company’s sales by product mix follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Notebook & PDA’s	$20,855	$15,745	$70,876	$51,180
Desktops & Servers	30,383	28,112	111,131	86,331
Software	38,362	25,514	93,269	70,496
Storage	10,517	12,608	35,443	40,031
NetComm	9,285	8,296	26,264	21,073
Printers	13,111	12,835	40,895	33,953
Monitors & Video	16,217	13,540	48,087	41,547
Memory & Processors	7,865	7,414	24,538	26,555
Accessories & Other	16,375	13,836	52,881	45,942

Substantially all of the Company’s net sales for the three and nine months ended September 30, 2007 and September 30, 2006 were made to customers located in the United States.  Substantially all of the Company’s assets at September 30, 2007 and December 31, 2006 were located within the United States.  The amount of service revenue included in net sales for the three and nine months ended September 30, 2007 was $1.6 million and $5.3 million, respectively.  The Company had one customer which represented over 10% of net sales for the nine month period ended September 30, 2007.  Net sales to this customer were $58.3 million for the nine month period ended September 30, 2007, and trade receivables attributable to this customer represented approximately 0.8% of total trade receivables at September 30, 2007.  No one customer represented over 10% of net sales for any other period presented.

6.  Share Repurchase Program

Since 2004, the Company has repurchased a total of 1,497,725 shares of its common stock at a total cost of $7.7 million under a repurchase program authorized by its Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  In February 2007, the Board of Directors authorized a continuation of the Company’s share repurchase program, and increased the total amount authorized to be repurchased.  As of September 30, 2007, $2.4 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board or completed.

7.  Restatement

The Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 have been restated to conform to the September 30, 2007 presentation.  The Company has restated it’s Consolidated Statements of Cash Flows by reclassifying cash flows related to its inventory financing, disclosed as a separate line item, from operating activities to financing activities.  Consequently, this reclassification will result in a change to cash flows (used in) provided by operating activities with an equal and off-setting impact to cash flows (used in) provided by financing activities. This restatement does not impact the Company’s previously reported overall net change in cash and cash equivalents in its Consolidated Statements of Cash Flows for any period presented.  Additionally, this restatement does not impact the Company’s Consolidated Balance Sheets, Consolidated Statements of Operations or Consolidated Statements of Shareholders’ Equity for any period presented.

Index

The following table presents the effect of the restatement on the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 (in thousands):

	For the Nine Months Ended September 30, 2006
	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Inventory financing	$6,344	(6,344)	$-
Net cash provided by operating activities	20,138	(6,344)	13,794

Cash flows from investing activities:
Net cash used in investing activities	(1,588)	-	(1,588)

Cash flows from financing activities:
Inventory financing	-	6,344	6,344
Net cash provided by financing activities	(14,798)	6,344	(8,454)

Net decrease in cash and cash equivalents	3,752	-	3,752
Cash and cash equivalents at the beginning of the period	3,195	-	3,195

Cash and cash equivalents at the end of the period	$6,947	$-	$6,947

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The matters described below contain forward-looking statements which involve known and unknown risks, uncertainties, and other factors that may cause actual results, performance, achievements of the Company or industry trends, to differ materially from those expressed or implied by such forward-looking statements.  Forward-looking statements may be identified by the use of forward-looking terminology such as “plan,” “intend,” “should,” “could,” “may,” “will,” “expect,” “estimate,” “anticipate,” “continue,” or similar terms, variations of such terms or the negative of those terms, but the absence of such terms does not mean that a statement is not forward-looking.   Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in Part II, Item 1A of this document and those contained in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2006, as filed with the Securities Exchange Commission and amended on November 13, 2007.

The consolidated statements of cash flows for the nine months ended September 30, 2006 has been restated to correct the classification of cash flows related to inventory financing.   The Company had previously considered cash flows from inventory financing as operating activities. However, based upon discussions with the staff of the SEC following a periodic review of the Company Form 10-K for the year ended December 31, 2006, the Company has now determined that cash flows from inventory financing should be reclassified to cash flows from financing activities.  This restatement does not have any impact on the Company’s previously reported overall net change in cash and cash equivalents in its consolidated statements of cash flows for any period presented.   This restatement also has no impact on net income or net income per share in the previously reported consolidated statements of operations for the quarter ended September 30, 2006, nor was there any effect on the previously reported consolidated balance sheet as of September 30, 2006, or the previously reported consolidated statements of shareholders’ equity for the quarter ended September 30, 2006.

As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “we,” “us,” “our,” “the Company” and “Zones” refer to Zones, Inc., a Washington corporation, and its subsidiaries.

Index

General

Zones’ net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to its customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative ("SG&A") expenses include warehousing, selling commissions, order processing, telephone and credit card fees and other costs such as administrative salaries, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs and corporate branding, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).”   Other expense represents interest expense net of non-operating income.

Overview
Zones is a direct marketing reseller of technology hardware, software and services.  We procure and fulfill information technology solutions to commercial customers, specifically small-to-medium-business (between 50 and 1,000 computer users) (“SMB”), large and enterprise (greater than 1,000 computer users) and public sector (education and state and local government) customers. Relationships with SMB, enterprise and public sector customers represented 99.1% of total net sales during the first nine months of 2007.  The remaining sales were from inbound customers, primarily consumers and small office home office accounts.

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

We are dedicated to creating a learning community of empowered individuals to serve our customers with integrity, commitment and passion.  At September 30, 2007, we had 687 team members in our consolidated operations; 337 of whom are sales account executives, 196 directly supported sales, 45 in our warehouse and distribution functions, and 109 team members in administrative overhead departments.  We offer additional company information available free of charge on our website, www.zones.com/IR.

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

Index

Revenue Recognition.
We adhere to the revised guidelines and principles of sales recognition in Staff Accounting Bulletin No. 104 (“SAB 104”), "Revenue Recognition," issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition.”  We recognize revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable.  We consider the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.  Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer except for the last seven calendar days of each fiscal quarter, when all shipments are insured in the name of the customer. For these seven days, passage of risk of loss and title occur at the shipping point.

The majority of our sales relate to physical products. For all product sales, shipped directly from our warehouse or from our suppliers to customers, we are the primary obligor, have full latitude in establishing price with the customer, select the supplier to provide the product, take title to the product sold upon shipment, bear credit risk, and bear inventory risk for returned products.  These sales are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the product recorded as cost of sales.  Additionally, amounts billed for shipping and handling are recorded as sales.

For all third-party services, we are the primary obligor to our customer, we have full latitude in establishing price with the customer, we select the third-party service provider, we are obligated to compensate the service provider for work performed regardless of whether the customer accepts the work and we bear credit risk; therefore, these revenues are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the service recorded as cost of sales.

Software maintenance contracts, software agency fees, and extended warranties that we sell (for which we are not the primary obligor), are recognized on a net basis in accordance with Emerging Issues Task Force Issue No. 99-19 (“EITF 99-19”), “Reporting Revenue Gross as a Principal versus Net as an Agent.”  We do not take title to the products or assume any maintenance or return obligations in these transactions; title is passed directly from the supplier to our customer. Accordingly, such revenues are recognized in sales either at the time of sale or over the contract period, based on the nature of the contract, at the net amount retained by us, with no cost of goods sold.

Sales are reported net of returns and allowances.  We offer limited return rights on our product sales.  We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience.  We had allowances for sales returns, net of cost, of $113,000 and $101,000 at September 30, 2007 and December 31, 2006, respectively.

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

Accounting for Income Taxes.
We are required to estimate income taxes in states in which we are registered to do business and/or have a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We consider future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of September 30, 2007, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or that those estimates are adjusted in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

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

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	88.8	88.1	88.3	87.4
Gross profit	11.2	11.9	11.7	12.6
Selling, general and administrative expenses	7.4	8.2	7.4	8.6
Advertising expenses, net	1.3	1.2	1.2	1.3
Income from operations	2.5	2.4	3.1	2.7
Other expense, net	0.0	(0.1)	0.1	0.1
Income before income taxes	2.5	2.5	3.0	2.6
Provision for income taxes	0.9	0.9	1.1	1.0
Net income	1.6%	1.5%	1.9%	1.6%

Selected operating data:
Sales force, end of period	337	323	337	323

Product mix (% of net sales):
Notebook & PDA’s	12.8%	11.4%	14.1%	12.3%
Desktops & Servers	18.6	20.4	22.1	20.7
Software	23.5	18.5	18.5	16.9
Storage	6.5	9.1	7.0	9.6
NetComm	5.7	6.0	5.2	5.1
Printers	8.0	9.3	8.1	8.1
Monitors & Video	10.0	9.8	9.6	10.0
Memory & Processors	4.8	5.4	4.9	6.4
Accessories & Other	10.1	10.1	10.5	10.9

Index

Comparison of Three Month Periods Ended September 30, 2007 and 2006

Net Sales.  Consolidated net sales for the quarter ended September 30, 2007 increased 18.2% to $163.0 million compared to $137.9 million in the third quarter of 2006.  Consolidated outbound sales to commercial and public sector accounts increased 19.4% to $161.7 million in the third quarter of 2007 from $135.4 million in the corresponding period of the prior year.  Sales to our SMB customers increased 33.1% to $71.2 million for the quarter ended September 30, 2007 from $53.5 million in the third quarter of 2006.  Growth in SMB sales was primarily due to increased sales force headcount, as well as longer average tenure and associated increased productivity of sales account executives.  In particular, headcount at our Portland sales center, which began operations in the first quarter of 2006, increased 16.5% to 92 sales account executives at September 30, 2007 from 79 sales account executives at September 30, 2006.  Sales to our enterprise customers increased 8.5% to $77.1 million in the third quarter of 2007 compared to $71.1 million in the third quarter of 2006.  Net sales to public sector customers increased to $13.3 million in the third quarter of 2007 from $10.3 million in the third quarter of 2006.  Inbound sales to consumer and small office/home office customers declined 48.1% to $1.3 million, which represented 0.8% of net sales.

Gross Profit. Consolidated gross profit increased to $18.3 million for the third quarter of 2007, compared to $16.4 million in the third quarter of 2006.  The increase in gross profit dollars was primarily related to our increased sales volumes and vendor programs. Gross profit as a percentage of net sales decreased to 11.2% in the quarter ended September 30, 2007 compared to 11.9% in the corresponding period of the prior year, primarily due to pricing strategies associated with software sales, which increased 53.8% in the third quarter of 2007 compared to the same period last year.   We also experienced a reduction in our overall freight recovery, which contributed to the decline in our gross profit percentage.   Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses.  SG&A expenses increased to $12.1 million for the quarter ended September 30, 2007 compared with $11.3 million in the same period of 2006.  As a percentage of sales, SG&A decreased to 7.4% for the quarter ended September 30, 2007 from 8.2% in the third quarter of 2006, due primarily to our increased sales volumes.  This decrease in operating expense percentage reflects our ability to leverage existing infrastructure.  The composition of the overall increase in SG&A expenses was due to the following factors:
•
Salaries, wages and benefits increased $489,000 during the third quarter of 2007 compared to the comparable period of the prior year, primarily as a result of adding headcount in support of our Business Development field sales team initiative.

•
Employee events and travel costs increased $102,000 during the third quarter of 2007 compared to the comparable period of the prior year, primarily due to increased travel and entertainment associated with our Business Development field sales team.

•
Facilities expense in the third quarter of 2007 increased $67,000 compared to the comparable period of the prior year, primarily due to the additional rent expense associated with increased leased space in our Auburn, Washington facility.

•
Professional fees increased $92,000 for the quarter ended September 30, 2007 compared to the comparable period of the prior year, primarily due to consulting fees associated with our outsourcing contract in India.

For the three month periods ending September 30, 2007 and 2006, warehousing and distribution network costs totaled $482,000 and $510,000, respectively.

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.  Our net cost of advertising increased to $2.1 million in the three month period ended September 30, 2007 from $1.7 million in the comparable 2006 period.
•
Gross advertising expense increased to $2.6 million for the third quarter of 2007 compared to $2.2 million in the third quarter of 2006, primarily due to expenses associated with vendor-specific marketing programs.

Index

•
Gross advertising vendor reimbursements increased to $530,000 in the third quarter of 2007 from $456,000 in the comparable period of the prior year. We have classified substantially all vendor consideration as a reduction of cost of goods sold rather than as a reduction of advertising expense.

Other (Income) Expense, net.  Other expense was $5,000 for the quarter ended September 30, 2007 compared to other income of $19,000 in the quarter ended September 30, 2006.   Interest expense related to our use of the working capital line was $50,000 and $36,000 for the three month periods ended September 30, 2007 and 2006, respectively.  Offsetting this expense were amounts recorded for interest income of $45,000 for the three months ended September 30, 2007 compared to $56,000 for the comparable period of the prior year.  Interest income represent amounts earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the quarter ended September 30, 2007 was $1.5 million compared to $1.3 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 35.8% for the quarter ended September 30, 2007 compared to 38.6% for the quarter ended September 30, 2006.  Our third quarter 2007 tax rate was adjusted downward by 240 basis points to reflect an adjustment to prior year state income tax expense as a consequence of finalizing and filing our 2006 taxes during the quarter.  The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Net Income.  Net income for the quarter ended September 30, 2007 was $2.6 million compared to $2.1 million in the third quarter of 2006.  Basic and diluted income per share was $0.20 and $0.18, respectively, for the three months ended September 30, 2007, compared to $0.16 and $0.14, respectively, for the quarter ended September 30, 2006.

Comparison of Nine Month Periods Ended September 30, 2007 and 2006

Net Sales.  Consolidated net sales for the nine-months ended September 30, 2007 increased 20.7% to $503.4 million compared to $417.1 million in the nine months ended September 30, 2006.  Average sales account executive headcount increased to 327 during the nine months ended September 30, 2007 compared to 300 for the same period of 2006.  Consolidated outbound sales to commercial and public sector accounts increased 22.3% to $499.0 million in the nine months ended September 30, 2007 from $408.2 million in the corresponding period of the prior year.  Sales to our SMB customers increased 34.2% to $209.5 million for the nine months ended September 30, 2007 from $156.0 million in the comparable period of 2006.  Growth in SMB sales was primarily due to increased sales force headcount and associated increased productivity of sales account executives.  In particular, headcount in our Portland sales center, which began operations in the first quarter of 2006, increased 16.5% to 92 sales account executives at September 30, 2007 from 79 sales account executives at September 30, 2006.  Sales to our enterprise customers increased 17.6% to $262.5 million in the first nine months of 2007 compared to $223.2 million in the first nine months of 2006.  During the first nine months of 2007, our enterprise sales included net sales to a significant customer of $58.3 million compared to $13.4 million in the nine months ended September 30, 2006.  At this time, we do not expect the current year magnitude of sales to this customer to continue for the remainder of the 2007.  Net sales to public sector customers decreased to $27.0 million in the first nine months of 2007 from $27.3 million in the first nine months of 2006.  Inbound sales to consumer and small office home office customers declined 50.9% to $4.4 million, which represented 0.9% of net sales.

Gross Profit. Consolidated gross profit increased to $58.9 million for the nine months ended September 30, 2007, compared to $52.4 million in the first nine months of 2006.  The increase was primarily due to a $1.6 million increase in vendor programs, $790,000 increase generated from an increase in sales volumes and an $858,000 increase in fees earned from the agency fees on Microsoft Enterprise Agreements.  Gross profit as a percentage of net sales decreased to 11.7% in the nine months ended September 30, 2007 compared to 12.6% in the corresponding period of the prior year.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network expenses as a cost of sales.

Index

Selling, General and Administrative Expenses.  SG&A expenses increased to $37.5 million for the nine months ended September 30, 2007 compared to $35.9 million in the comparable period of 2006.  As a percentage of sales, SG&A decreased to 7.4% for the nine-months ended September 30, 2007 from 8.6% in the nine months ended September 30, 2006, primarily due to the increase in sales volumes. This decrease in operating expense percentage reflects our ability to leverage existing infrastructure.  The overall increase in SG&A expenses was due to the following factors:
•
Salaries, wages and benefits increased $1.8 million during the first nine months of 2007 compared to the comparable period of the prior year, primarily due to $1.4 million related to the addition of headcount to support our Business Development field sales team initiative, and the overall increase in total headcount.  Our total headcount increased to 687 team members at September 30, 2007 compared to 652 in the comparable period of 2006.

•
Facilities expense for the first nine months of 2007 increased $363,000 compared to the comparable period of 2006, primarily due to the additional rent expense associated with increased leased space in our Auburn, Washington facility.

•
Credit card fees decreased $132,000 in the first nine months of 2007 compared to the comparable period of 2006, primarily due to receipt of a class action lawsuit settlement in connection with our having been overcharged fees on processing debit card payments in prior years.

•	Professional fees declined $335,000 for the nine months ended September 30, 2007 compared to the comparable period of 2006, primarily due to reduced legal and recruiting fees.

For the periods ending September 30, 2007 and 2006, warehousing and distribution network costs totaled $1.7 million and $1.6 million, respectively.

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.    Our net cost of advertising increased to $6.2 million in the nine month period ended September 30, 2007 from $5.3 million in the comparable 2006 period.
•
Gross advertising expense increased to $7.5 million for the first nine months of 2007 compared to $6.5 million in the comparable 2006 period primarily due to expenses associated with vendor-specific marketing activities.

•
Gross advertising vendor reimbursements increased to $1.3 million in the nine months ended September 30, 2007 from $1.2 million in the comparable 2006 period.  We have classified substantially all vendor consideration as a reduction of cost of goods sold rather than a reduction of advertising expense.

Other Expense, net.  Other expense was $221,000 for the nine months ended September 30, 2007 compared to $282,000 in the comparable 2006 period.   Interest expense related to our use of the working capital line was $357,000 and $346,000 for the nine month periods ended September 30, 2007 and 2006, respectively.    Offsetting this expense were amounts recorded for interest income of $140,000 for the nine months ended September 30, 2007 compared to $100,000 for the comparable 2006 period.  Interest income represent amounts earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2007 was $5.6 million compared to $4.2 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 37.6% for the nine months ended September 30, 2007 compared to 38.3% for the nine months ended September 30, 2006.  The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Net Income.  Net income for the nine months ended September 30, 2007 was $9.3 million compared to $6.7 million in the first nine months of 2006.  Basic and diluted income per share was $0.71 and $0.63, respectively, for the nine months ended September 30, 2007, compared to $0.51 and $0.46, respectively, for the comparable 2006 perod.

Index

Liquidity and Capital Resources

Working Capital
Zones’ total assets were $136.5 million at September 30, 2007, of which $127.2 million were current assets.  At September 30, 2007 and December 31, 2006, we had cash and cash equivalents of $6.5 million and $9.2 million, respectively, and working capital of $51.4 million and $41.7 million, respectively.

Approximately 95% of our sales are processed on open account terms offered to our customers, and we experienced significant sales during the last month of the period on open account, which increased the accounts receivable balance.  To finance these sales, we leverage our secured line of credit to offset timing differences in cash inflows and cash outflows, to invest in capital equipment purchases, to purchase inventory for general stock as well as for identified customers, and to take full advantage of available early pay discounts.

We have a $50.0 million secured line of credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%.  Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the line of credit are due on demand.  Amounts owed under the inventory financing facility do not bear interest if paid within terms, usually 30 days from invoice date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation.  At September 30, 2007, $2.0 million of working capital advances, and inventory financing arrangements of $16.2 million, were owed to this financial institution.  At September 30, 2007, we were in compliance with all covenants of this facility.

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

Index

Stock Repurchase Program.

Since 2004, we have repurchased a total of 1,497,725 shares of our common stock at a total cost of $7.7 million under a repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  In February 2007, the Board of Directors authorized a continuation of our share repurchase program, and increased the total amount authorized to be repurchased.  As of September 30, 2007, $2.4 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board of Directors or completed.
The following table represents the common stock repurchased and retired during the third quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
July 1, 2007 through July 31, 2007	0	$-	0	$2,448,376
August 1, 2007 through August 31, 2007	0	$-	0	$2,448,376
September 1, 2007 through September 30, 2007	0	$-	0	$2,448,376

Cash Flows

Net cash used in operating activities was $3.8 million in the nine months ended September 30, 2007.  The primary factors that affected cash flow from operating activities during this period were account and vendor receivables, increased inventory levels, offset by increases in accounts payable.  Account and vendor receivables increased $17.2 million due to significant sales experienced during the last month of the period on open account.  Inventory increased $1.5 million.  Included in inventory at September 30, 2007, was $5.9 million of inventories pursuant to customer contracts, which will be recorded as net sales when the criteria for sales recognition are met. Accounts payable increased $6.2 million due to purchasing and payment cycles.

Net cash used in investing activities was $1.3 million in the nine months ended September 30, 2007.  Cash outlays for capital expenditures were $1.3 million and $1.6 million for the nine months ended September 30, 2007 and 2006, respectively.   Capital expenditures during the first nine months of 2007 were primarily for leasehold improvements to our corporate headquarters, and continued improvement and other enhancements of our information systems.  Capital expenditures during the first nine months of 2006 were primarily related to the costs associated with our Portland call center which opened in February 2006.  We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Net cash provided by financing activities was $2.4 million in the nine months ended September 30, 2007.  The most significant components of our financing activities are:  the net change in our secured line of credit, net change in our inventory financing, net change in book overdraft and purchase of common stock under our share repurchase program.  Net change in our line of credit and inventory financing for the nine month period ended September 30, 2007 was an increase of $2.0 million and $1.8 million, respectively.  The net change in book overdraft for the nine month period ended September 30, 2007 was a decrease of $1.2 million.  For the nine month period ended September 30, 2007, we repurchased $552,000 of our common stock under our share repurchase program.

Contractual Obligations

There have been no material changes during the period covered by this report, outside of the ordinary course of business, to the contractual obligations specified in the table of contractual obligations included in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K/A for the year ended December 31, 2006, as filed with the Securities Exchange Commission and amended on November 13, 2007.

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

Our operating results are difficult to predict and may adversely affect our stock price.
Our operating results are difficult to forecast, and there are a number of factors outside of our control, including:
•	purchasing cycles of commercial and public sector customers;
•	the level of corporate investment in new IT-related capital equipment;
•	more manufacturers going direct;
•	industry announcements of new products or upgrades;
•	industry consolidation;
•	cost of compliance with new legal and regulatory requirements;
•	general economic conditions; and
•	variability of vendor programs.
Based on those and other risks, there can be no future assurance that we will be able to maintain the profitability we have experienced in the past.

We experience variability in our net sales and net income on a quarterly basis.
There is no assurance that we will sustain our current sales or income levels.  Sales and income may decline for any number of reasons, including:
•	a decline in corporate profits leading to a change in corporate investment in IT-related equipment;

Index

•	increased competition;
•	more manufacturers selling direct to customers;
•	changes in customers’ buying habits;
•	the loss of significant customers;
•	changes in the selection of products available for resale; or
•	general economic conditions.
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
We ended the third quarter 2007 with 337 account executives compared to 323 at the end of the third quarter 2006.  We expect to continue to recruit sales account executives, but at a lower rate due to corporate initiatives to lower turnover thus reducing hiring requirements in 2007. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Even if we do retain our account executives, there are no assurances that they will become productive at historical levels.  Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

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
Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns 51% of the outstanding shares of Zones common stock, excluding shares that he may acquire upon exercise of stock options that he holds.  The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors.  This effective voting control may preclude other shareholders from being able to influence shareholder votes and could impede potential merger transactions or block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock.  We are also certified as a Minority Business Enterprise based on Mr. Lalji’s maintenance of voting control.  The certification allows us to compete for certain sales opportunities.  A decrease in Mr. Lalji’s level of voting power through the issuance of additional equity capital could have an adverse effect on our ability to retain certain customers or compete for certain sales opportunities.

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
From time to time we have customers that represent more than 10% of our net sales, the identity of such customers may vary quarter to quarter and it is not unusual for a large customer in one period to drop below 10% in subsequent periods.  For the nine month period ended September 30, 2007, State Farm Group represented over 10% of our total net sales.  Net sales to this customer were $58.3 million for the nine month period ended September 30, 2007.  Trade receivables owed by this customer represented approximately 0.8% of our total trade receivables at September 30, 2007.  A concentration of credit risk associated with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since 2004, Zones has repurchased a total of 1,497,725 shares of our common stock at a total cost of $7.7 million under a repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  In February 2007, our Board of Directors authorized a continuation of this share repurchase program, and increased the total amount authorized to be repurchased.  As of September 30, 2007, $2.4 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2008, unless earlier terminated by the Board of Directors or completed.
The following table represents common stock repurchased and retired during the third quarter of 2007.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
July 1, 2007 through July 31, 2007	0	$-	0	$2,448,376
August 1, 2007 through August 31, 2007	0	$-	0	$2,448,376
September 1, 2007 through September 30, 2007	0	$-	0	$2,448,376

Index

 Item 6.  Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Amendment No. 7 to Amended and Restated Loan and Security Agreement		8-K	10.1	000-28488	9/18/2007
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: November 14, 2007

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer