Form 10-K/A
period 2006-12-31
ZONES INC
filed 2007-12-26
CIK 1013786

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐  No☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No☐
Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

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

 ZONES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	27

Signatures		29

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

Database Marketing.  Wemaintain a proprietary database containing approximately 35,000 customer records and we havebuilt a prospecting database of more than150,000 commercial leads.  In the commercial business market, weattract new customers by providing qualified leads to our AEs, warming the leads with catalogs and direct mail,and building relationships through outbound telephone calls.  Retention of customers and account development is supported by catalog, direct mail and e-marketingvehicles.  Catalog circulation is based oncustomer records, prospective customer inquiries, andmailing lists obtained from list brokers, product manufacturers, trade magazine publishers, association memberships and other sources.  Weregularly analyze and updateourdatabase and other available information to keep data current and to enhance customer response and order rates.

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

Tom Ducatelli, age 41, joined Zones,Inc.in October 2006 as the Executive Vice President Business Development.  Previously, Ducatelli served as Senior Vice President of U.S. Sales at Tech Data Corporation, a $20 billion multi-national distributor of IT products. Prior to that, he served as senior Vice President of Sales and Business Development for Dallas-based CompuCom Systems,Inc., a $1.7 billion IT reseller and solution provider he joined in 1994. Prior to CompuCom, Ducatelli spent six years as a national sales executive with mid-range computer manufacturer Digital Equipment Corp.

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

Item 6.       Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries.  The balance sheet data at December 31, 2006 and 2005 and the statement of operations data for the years ended December 31, 2006, 2005 and 2004 have been derived from the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K/A.  The balance sheet data for the years ended December 31, 2004, 2003 and 2002 and the statement of operations data for the years ended December 31, 2003 and 2002 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K/A.

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

Item 14.     Principal Accountant Fees and Services
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for the Company’s 2007 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees

Part IV

Item 15.     Exhibits and Financial Statement Schedules
(a)	1. Financial Statements:
The financial statements of Zones, Inc. and the Report of Independent Registered Public Accounting Firm is included herein beginning on page 29.

2.  Financial Statement Schedules:

See Schedule II, Valuation and Qualifying Accounts

3.  Exhibits:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Multiple Zones International, Inc.		S-1	3.1	333-04458	6/5/96
3.2	Articles of Amendment of Multiple Zones, Inc.		S-8	4.2	333-110750	11/25/03
3.3	Amended and Restated Bylaws of Multiple Zones International, Inc.		10-K	3.1	000-28488	3/4/05
4.1	Form of Common Stock Certificate of Zones, Inc.
10.1	Multiple Zones International, Inc. Amended and Restated 1993 Stock Incentive Plan*		10-K	10.1	000-28488	3/4/05
10.2	Multiple Zones International, Inc. Amended and Restated 1999 Director Stock Option Plan*		14-A	Appendix A	000-28488	3/25/04
10.3	Form of Stock Option Agreement (used for grants to executive officers after March 31, 1996)*		S-1	10.4	333-04458	6/5/96
10.4	Form of Stock Option Agreement (used for grants to outside directors)*		S-1	10.16	333-04458	6/5/96
10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96
10.6	Multiple Zones International, Inc. Employee Stock Purchase Plan*		S-1	10.6	333-04458	6/5/96
10.7	Amendment of 1996 Employee Stock Purchase Plan		10-Q	10.3	000-28488	8/14/03
10.8	Form of Indemnification Agreement between Multiple Zones International, Inc. and certain executive officers and outside directors*		S-1	10.15	333-04458	6/5/96
10.9	Amended and Restated Indemnification Agreement		10-Q	10.1	000-28488	11/14/03
10.10	Loan and SecurityAgreement dated November 25, 2002 between Zones, Inc.and TransAmerica Commercial Finance		10-K	10.20	000-28488	2/26/03
10.11	Amended and Restated Loan and Security Agreement dated April 11, 2003between Zones, Inc., Corporate PC Source, Inc. and Transamerica Commercial Finance Corporation		10-Q	10.1	000-28488	8/14/03
10.12	Zones, Inc. 2003 Equity IncentivePlan*		14-A		000-28488	3/20/03
10.13	Stock Purchase Agreement, dated March 31, 2003, by and among Zones, Inc. and Corporate PC Source, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declaration of Trust dated September 17, 1997, and Daniel Frauenheim.		8-K	2.1	000-28488	4/3/03
10.14	Office lease dated June 9, 2003 between Zones, Inc and Fana Auburn LLC		10-Q	10.2	000-28488	8/14/03
10.15	Form of Stock Option Agreement (used for grants under the 2003 Stock Equity Plan)*		10-K	10.25	000-28488	2/26/04
10.16	Commercial Lease Agreement dated March 19, 2004 between Corporate PC Source and AMB Property II, L.P.		10-Q	10.4	000-28488	5/13/04

10.17	Amendment No. 2 to Amended and Restated Loan and Security Agreement dated January 9, 2004 between Zones Inc. and its subsidiaries, and Transamerica Commercial Finance Corporation		10-Q	10.5	000-28488	5/13/04
10.18	Subordination, Non-disturbance, and Attornment Agreement dated June 22, 2004 between US Bank National Association, Zones, Inc. and Fana Auburn LLC		10-Q	10.1	000-28488	8/11/04
10.19	Interest Termination and Settlement Agreement, dated September 27, 2004, by and among Zones, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declarations of Trust dated September 17, 1997, and Daniel Frauenheim		8-K	10.1	000-28488	9/29/04
10.20	Form of Unsecured, Subordinated Promissory Note		8-K	10.2	000-28488	9/29/04
10.21	Summary of Zones, Inc. Board Meeting Fees and Basic Compensation		10-Q	10.1	000-28488	8/10/05
10.22	Notice of Grant of Director Stock Option pursuant to the Zones, Inc 2003 Equity Incentive Plan		10-Q	10.2	000-28488	8/10/05
10.23	Office Lease dated September 2005 between Zones, Inc. and the Trustees Under the Will and of the Estate of James Campbell, Deceased		10-Q	10.1	000-28488	11/9/05
10.24	Office Lease dated December 2005 between Zones, Inc. and Montgomery ParkI, LLC		10-K	10.28	000-28488	2/24/06
10.25	Amendment to Office Lease between Zones, Inc and Fana Auburn LLC		10-Q	10.1	000-28488	5/12/06
10.26	Summary of the Zones, Inc. Senior Management Bonus Program*		8-K	99.2	000-28488	2/12/07
10.27	Summary of the Zones, Inc. Executive Vice President Bonus Program*		8-K	99.1	000-28488	2/12/07
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONES, INC.

Date: December 20, 2007
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

Signature	Title	Date

/S/ JOHN H. BAUER*	Director	December 20, 2007
John H. Bauer

LARRY BENAROYA	Director	December 20, 2007
Larry Benaroya

/S/ CATHI HATCH*	Director	December 20, 2007
Cathi Hatch

/S/ WILLIAM C. KEIPER*	Director	December 20, 2007
William C. Keiper

/S/ KENNETH M. KIRKPATRICK*	Director	December 20, 2007
Kenneth M. Kirkpatrick

/S/ FIROZ H. LALJI	Director	December 20, 2007
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
Adjustments to reconcile net income to netcash provided by (used in) operating activities:
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

There were no options granted in the year ended December 31, 2006.  For the years ended December 31, 2005 and 2004, the weighted-average fair value of options granted was as follows:

	Year ended December 31,
	2005	2004
Exercise price equals market price	$2.29	$2.58

The following tables summarize information about fixed-price stock options outstanding at December 31, 2006:

Options Outstanding
Range of Exercise Prices	Number Outstanding at December 31, 2006	Weighted- Average Remaining Contractual Years	Weighted- Average Exercise Price
$ 0.73 - $ 0.96	446,980	5.90	$ 0.91
$ 1.05 - $ 1.06	501,000	6.59	1.06
$ 1.07 - $ 2.92	602,682	6.94	2.40
$ 2.99 - $ 3.13	430,846	7.03	3.00
$ 3.19 - $ 5.81	446,811	4.55	4.38
$ 6.00 - $15.00	141,972	2.06	10.66
$ 0.73 - $15.00	2,570,291	6.02	$ 2.78

Options Exercisable
Range of Exercise Prices	Number at December 31, 2006	Weighted-Average Exercise Price
$ 0.73 - $ 0.96	373,430	$ 0.91
$ 1.05 - $ 1.06	384,802	1.06
$ 1.07 - $ 2.92	468,182	2.32
$ 2.99 - $ 3.13	323,386	3.00
$ 3.19 - $ 5.81	446,711	4.38
$ 6.00 - $15.00	141,972	10.66
$ 0.73 - $15.00	2,138,483	$ 2.94

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