Form 10-K
period 2007-12-31
ZONES INC
filed 2008-03-03
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):   Large accelerated filer ☐   Accelerated filer☐   Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

The aggregate market value of the Common Stock held by non-affiliates as of the registrant’s most recently completed second fiscal quarter, June 30, 2007, was approximately $55,246,950, based upon the last sales price per share of $9.00 as reported by the NASDAQ Global Market.

The number of shares of the registrant's Common Stock outstanding as of February 27, 2008 was 13,158,595.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 15, 2008 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

 ZONES, INC.
FORM 10-K ANNUAL REPORT
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

PART II

PART III

PART IV

Item 15.	Exhibits and Financial Statement Schedules	25

Signatures		28

Part I

Item 1. Business

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry in which we operate, management’s beliefs, and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 1A of this Annual Report. Particular attention should be paid to the cautionary statements involving future profitability and sales levels, competition, pressure on margins, reliance on vendor support and relationships, state tax uncertainties, the industry’s rapid technological change and our exposure to inventory obsolescence.  Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

General

Zones, Inc. (the “Company,” “We”) is a single-source direct marketing reseller of name-brand information technology (“IT”) products to the small-to-medium-sized business market (“SMB”), enterprise accounts and public sector accounts.  Zones sells products through outbound and inbound account executives, a national field sales force, catalogs and the Internet.  Zones offers more than 150,000 products from leading manufacturers, including Adobe, Apple, Avaya, Cisco, HP, IBM, Kingston, Lenovo, Microsoft, NEC, Nortel Networks, Sony, Symantec and Toshiba.

Incorporated in 1988, Zones, Inc. is headquartered in Auburn, Washington. Buying information is available at http://www.zones.com or by calling 800-258-2088.  The Company’s investor relations information can be accessed online at www.zones.com/IR.

Industry Background

We believe that the direct marketing reseller (“DMR”) channel has reached a level where most corporate IT customers have selected their vendors of choice, either direct through DMRs or indirect through value-added resellers (“VAR”).  Future growth of the channel will be predicated on increased corporate profit levels, which can support an investment in new technology.  Generally, we believe that in 2008 the DMR channel will grow at market rate, with our core business with the SMB expected to outpace the market.  To exceed the market rate of growth overall, individual DMRs must take market share from their direct and indirect competitors.

Customers make their IT purchasing decisions primarily based on service offerings, product selection, availability, convenience and price.  DMRs offer a broad product and service selection, purchasing convenience and fast delivery. The DMR channel serves a fragmented market whose projected annual purchases are in the multi-billions of dollars.  DMRs are characterized by a low-cost structure characterized by few fixed costs, rapid inventory turns, centralized sales forces and highly automated internal processes, including the use of the Internet and electronic data interchange (“EDI”) links with major vendors and customers to streamline operations.  Our strategy as a solution provider emphasizes a fulfillment model that integrates the procurement and resale of technology and related accessory product lines, and is supported by sales specialists, as well as value-added configuration and logistics services.

We believe that customers’ decisions are based on the level of service they expect in relation to what they are willing to pay.  Most DMRs have evaluated other indirect providers to determine which added services will differentiate and enable DMRs to gain market share from manufacturers selling direct and from other VARs. We continuously work with our vendor partners to maintain awareness of and to capitalize on new product announcements and purchasing trends. In particular, we are focused on the shift by commercial business customers to virtualization technologies, their need for additional storage and security, and the anticipated introduction of new software solutions.

Our Business

Our business is the procurement and fulfillment of IT solutions to SMB and enterprise customers, and the public sector marketplace.  Our core business is focused on providing name-brand products at competitive prices to commercial businesses within the United States.  We believe that small business customers, meaning those with 50 to 100 computer users, are characterized by transactional purchasing, in contrast to medium-sized business customers, meaning those with 100 to 1,000 computer users, who are relationship driven with more frequent transactions.  We believe that SMB customers have a high adoption rate for IT solutions and prefer a single-source provider to handle their procurement from end to end.  Enterprise customers, defined as customers within the Fortune 2000 and having more than 1,000 computer users, generally demand a much higher level of customer service.   The public sector market is made up of three primary customer types:  state and local government, federal government and education. These sectors require special pricing and participation in bid processes.

As value-added services to our customers, we offer asset tagging, configuration and other third-party services, we also maintain integration of customers’ business needs and processes through ZonesConnect, our robust, automated Web-based procurement system.

Our Business Strategy

We acquire and develop ongoing relationships with commercial and public sector accounts primarily through dedicated teams of outbound sales account executives (“AEs”).  Although outbound telemarketing is our primary customer contact, we also reach customers through an integrated marketing and merchandising strategy that utilizes e-marketing and direct marketing vehicles, catalogs for demand response opportunities and corporate branding, customized Web stores for our commercial customers through ZonesConnect, and our Business Development organization which includes a national field sales force.

We believe our success in 2008 will depend on optimizing our strengths.  We have invested in our future over the last few years through our additional sales center in Portland, Oregon, our national field sales force and improvements in technology, training and processes to streamline the buying experience.  We believe organic growth will occur as tenure and productivity increase in our existing AE base, driving an increase in the share of each customer’s total IT purchases.  We are committed to dedicated marketing and sales support staff to focus on our SMB business customers. The national field sales force will be focused on the identification, penetration and establishment of relationships with new business customers to add to the existing client portfolio.

Our business model relies on building and maintaining relationships with our customers to provide solutions to solve their needs.  We offer exemplary customer service in each transaction, which we define as Five-Star Service.  Five-Star Service is founded on these principles:  exceeding expectations, providing outstanding customer service, performing flawless execution, demonstrating the highest level of personal integrity, and placing the customer first.  We strive to offer the most competitive value based on pricing, product availability, distribution and value added service.

Our specific areas of concentration for realizing growth in our share of the IT-procurement market are:

Business Development Organization.  To drive market share growth, we have invested in client segmentation and geographical expansion, which led to the establishment of the Business Development organization.  This organization is a geographically dispersed field sales force focused on acquisition of new customers in the large and enterprise customer set.  Our field sales force, along with its management team, ended 2007 with 15 seasoned team members.  We continue to believe that our field sales force holds significant promise as a key 2008 strategic initiative.

AE Hiring, Training and Development. We continually seek to attract, retain and motivate high-quality personnel.  We believe that success in retaining new AEs reduces our gross hiring needs during the year.  Management focuses on training and coaching AEs on best practices, product knowledge and how to access supportive collateral on the available marketing and merchandising programs and promotions.  We focus on our relationship-based model, in which our AEs develop long-term relationships with customers through frequent telephone contact, knowledgeable technical advice, individual attention, quality service and convenient one-stop shopping.

Expansion of Customer Base. Relationships with our commercial business and public sector accounts represent future growth opportunities.  We continue to refine our customer management program, lead generation and related processes to increase and accelerate customer acquisition.  Our customer management program is designed to better understand the purchasing patterns and product needs of each customer, and thereby increase operational efficiencies.

Product Breadth and Depth.  We are dependent upon relationships with key vendors for opportunistic product purchases to enhance margins.  Through a strategic mix of products and vendors, we offer our customers a broad selection at competitive pricing.  We generally stock 20% of our product offerings, which represent 80% of total revenue, in our warehousing facilities.  The remaining items are offered to our customers through virtual warehousing partnerships with key distributors and vendors via electronic data interchange (“EDI”).  We use our warehouses and EDI partners to fulfill all our customers’ needs with broad product availability.  We place individual orders directly with our EDI partners, who then assemble these orders and ship them directly to our customers.

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

Sales Specialists.  We provide extensive product training to our AEs to support their interactions with our customer.  We have identified certain focus and emerging technologies that broaden our solution offerings.  We have invested in the hiring of specialists to represent these targeted technologies and augment the knowledge of our AEs.  We saw the maturation of this strategy during 2007 highlighted by successes in software, virtualization, storage and networking.  We will strategically add resources to create a robust customer facing team able to support all our customers’ needs.

Sales and Marketing

Recognizing that our outbound account executives are the main drivers of the business, our marketing tools are designed to support their relationship with our customers by delivering an integrated marketing and merchandising approach designed to attract customers through print, e-marketing, outbound telemarketing and customer events. Our marketing and merchandising strategy is designed to:

▪	build and reinforce the Zones brand as a world-class IT supplier with nationwide reach;
▪	demonstrate our breadth of product selection, our partnerships with key brands and competitive prices;
▪	communicate our value proposition of lowering the cost of IT procurement; and
▪	focus on the benefits of procurement automation through ZonesConnect, our customized online order management system.

Throughout the year, our marketing department refines the characteristics of our target customers in each market and creates specific marketing collateral to reach that audience.

Outbound Telemarketing.  As of December 31, 2007, we had a staff of 342 sales AEs who actively pursued sales to commercial business accounts and public sector institutions by establishing one-to-one relationships through outbound telemarketing.  Our AEs actively call customers from one of our sales centers in Seattle, WA, Chicago, IL and Portland, OR, or a member of our national field sales force meets face-to-face with customers across the country.  The primary targets for AEs in the SMB department are the small-to-medium-sized business customers, while enterprise-customer AEs focus on the mid-market and companies within the Fortune 1000.  These AEs are responsible to develop long-term relationships with their accounts through frequent telephone contact, knowledgeable technical advice, individual attention, quality service and convenient one-stop shopping.

Business Development Field Sales.  We are investing in a strategy to create a geographically dispersed field sales force.  Business Development management and our national field sales force will identify and access customers within the large and enterprise-business segments in an effort to increase our existing portfolio through the addition of new customers.

Extranet Commerce.  We offer no-fee dedicated Web stores for our customers through ZonesConnect. These dedicated sites provide the customer with various benefits, including secure online purchasing, customized reporting, software license trackers, comprehensive product and manufacturer information, order status information, multiple shopping baskets, varying ship-to options per order, enhanced search and browse capabilities, and historical purchase information. In addition, we often provide more customized extranet sites for our larger customers having specific online procurement needs.

Internet Commerce and E-Marketing.  Our electronic commerce site on the Internet, Zones.com, provides a sales channel to both supplement and enhance our person-to-person sales model and to provide customers detailed product information and the convenience of online purchasing.  We drive traffic to this site by featuring the Internet address throughout our direct-mail vehicles and on our promotional communications and advertising. We also utilize marketing through e-catalogs, online price promotions and affiliations, e-newsletters and webinars to deliver relevant information on key technology topics.

Direct Mail.  We market products through targeted mailings of direct-mail vehicles, such as catalogs, product inserts and targeted customer mailings. We use our direct mail vehicles as part of a customer acquisition and retention strategy, as well as a direct marketing tool and branding vehicle to drive significant traffic to our online site, Zones.com, and to our sales force.  We use cooperative advertising reimbursements to substantially offset the costs associated with our catalog circulation and other marketing activities.  The amount of this type of funding available from our vendors fluctuates quarterly both in dollars and as a percentage of sales.  Net advertising costs may continue to fluctuate or rise in the future as we continue to adapt and adjust our catalog circulation and Internet and other marketing activities to optimize sales and profitability in light of changing market conditions.

Database Marketing.  We maintain a proprietary database containing approximately 35,000 customer records and we have built a prospecting database of more than 150,000 commercial leads.  In the commercial business market, we attract new customers by providing qualified leads to our AEs, warming the leads with catalogs and direct mail, and building relationships through outbound telephone calls.  Retention of customers and account development is supported by catalog, direct mail and e-marketing vehicles.  Catalog circulation is based on customer records, prospective customer inquiries, and prospecting lists obtained from B2B sources.  We regularly analyze and update our database and other available information to keep data current and to enhance customer response and order rates.

Customer Events and Trade Shows.  We host business conferences focused on key technology topics throughout the year to which we invite existing and potential customers.  Our vendor partners participate by providing speakers and funding through cooperative marketing funds.  We also attend select trade shows to further reach potential customers.  Our events showcase our brand and drive lead generation activities.

Products and Merchandising

We offer customers access to more than 150,000 hardware, software, peripheral and accessory products and services from over 2,000 manufacturers through our sales force, catalogs, and Internet portal.

Computers and Servers. We offer a large selection of desktop, laptop and tablet PC systems and servers from leading manufacturers, such as Acer, Apple, Gateway, Hewlett-Packard, Intel, Fujitsu, IBM, Lenovo, Panasonic, Sony and Toshiba.

Peripherals and Accessories. We carry a full line of peripheral products, such as printers, monitors, keyboards, handhelds (PDAs), memory, GPS, phones, storage devices, projectors, scanners and digital cameras, as well as various accessories and printing supplies, such as toner cartridges, storage media and cables. Brands offered include APC, Apple, Belkin, Canon, EDGE, Epson, Hewlett-Packard, InFocus, Inkjet Warehouse, Kingston, Kodak, Fuji, Lexmark, Logitech, LG, Microsoft, NEC, Nikon, Okidata, palmOne, Planar, Panasonic, Samsung, Sony, Targus, Toshiba, ViewSonic, Xerox and many more.

Networking and Storage.  We provide networking and network storage products, such as switches, hubs, routers, modems, cabling, firewalls, Voice over IP (VOIP), wireless devices, tape and disk backup, and SAN and NAS solutions.  Brands offered include Apple, Avaya, Avocent, Belkin, Cisco, D-Link, EMC, Emulex, Hewlett-Packard, Hitachi Data Systems, IBM,  Intel,  Iomega, LaCie, LeftHand Networks, Linksys, Netgear, Nortel Networks, Overland Storage, Polycom, QLogic, Quantum, Seagate, SonicWALL, Sony, StorVault (NetApp), Tandberg Data (Exabyte), and Western Digital, among others.

Software. We sell a wide variety of packaged software and licensing programs in business, personal productivity, connectivity, utility, language, educational, entertainment and other categories. We offer products from larger, well-known manufacturers, as well as numerous specialty products from new and emerging software development companies. Brands offered include Adobe, Citrix, Computer Associates, Corel, IBM, Microsoft, Novell, Quark, Symantec and VMware, among others.

We are a Microsoft Certified Large Account Reseller, and, as such, can offer our large customers multiple methods of purchasing Microsoft software.  This certification enables us to sell Microsoft Select and Enterprise Agreement contracts designed for medium- to large-sized commercial and academic customers.

Our category merchandising group determines the manufacturers’ products that will be featured in our Internet, catalog and internal marketing offers, and negotiates the terms and conditions of product coverage.  The merchandising department reviews product availability and determines stocking strategy, as well as reviews its managed stock keeping units (“SKU”), so that we are offering differentiating programs and competitive pricing.  Each managed SKU also has component and add-on information to assist the AE in the selling process.  Our merchants have aligned their processes, pricing, stocking strategies, marketing programs, quotas, communication methodology and training to the priorities set by each sales department.  The merchandising group negotiates with manufacturers and distributors to provide us with incentives in the form of rebates, discounts and trade allowances.

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

We acquire products directly from manufacturers such as Apple, Hewlett-Packard, IBM and Lenovo, as well as through distributors such as Ingram Micro, Synnex and Tech Data, among others.  In 2007, we purchased approximately 54.2% of our merchandise from distributors, a decrease from 55.9% in 2006.  We believe that our overall sourcing strategy enables us to take advantage of significant special offers, discounts and supplier reimbursements, while also minimizing inventory costs.  We believe we have excellent relationships with our suppliers and we attempt to take advantage of all appropriate discounts.

We utilize a blend of stocking and drop-ship procurement in executing our inventory management strategy.  We generally stock approximately 20% of our total product offerings.  The remaining products are provided to our customers primarily through virtual warehousing partnerships with key distributors and manufacturers.  Through these relationships, we are able to offer a broad selection of products and to provide prompt, cost-efficient fulfillment with minimal inventory exposure.  This virtual fulfillment model is facilitated through industry-standard EDI linkages with suppliers.  All associated transactions are managed through and integrated with our ERP system, which lowers administrative overhead and reduces our risk of building excess quantities and inventory obsolescence.

At December 31, 2007, we maintained an investment in inventory of $21.3 million, and our inventories turned an average of 27 times in 2007.  This compares to an investment in inventory of $21.4 million at December 31, 2006, and average inventory turns of 24 times in 2006.

Order Fulfillment and Distribution

We distribute products virtually through our EDI arrangement with our vendors, as well as through our warehouses in Bensenville, Illinois and Seattle, Washington.

We provide and operate a full-service warehouse and distribution center in Bensenville, Illinois to support our nationwide customer base, and a customized fulfillment center in Seattle, Washington to support our West Coast customers.  The warehouse personnel utilize our systems, policies and procedures to receive, record and warehouse inventory shipments from product suppliers, fill and ship customer orders, and return inventory to product suppliers when requested. We also use our warehouse facilities to house special buys, constrained product and other high-velocity product. The Bensenville, Illinois warehouse is responsible for merchandise that will be returned to vendors, returned to general inventory, repaired or liquidated.  We offer limited return rights within 14 days on our product sales, and we maintained an allowance for sales returns as of December 31, 2007 and 2006 of $76,000 and $101,000, respectively. Our returns as a percentage of gross sales increased to 2.5% in 2007 compared to 2.1% in 2006.  Product returns are closely monitored to identify trends in product offerings, to enhance customer satisfaction and to reduce overall returns.

Orders received are electronically transmitted on a dedicated data line to our distribution centers, where a packing slip is printed out for order fulfillment, and inventory availability is then automatically updated on all of our information systems. All inventory items are barcoded and located in designated areas that are easily identified on the packing slip. All items are checked with bar code scanners prior to final packing, which helps to ensure that orders are filled correctly. Orders accepted for items in stock by 8:00 p.m. Eastern Time can generally be shipped same day to meet our customers delivery requirements. Upon request, orders may also be shipped for Saturday delivery, by ground service or by other overnight delivery services.

Technical Support and Customer Service

We maintain a staff of dedicated technical support personnel who provide pre- and post-sale technical support, for both our AEs and customers.  In addition to a broad base of technical certifications, the team also maintains a number of distinguished manufacturer certifications, including Cisco CCNA/CCDA, VMware VCP, Microsoft MCSE/MCSA, APC Gold, IBM CDAT, EXAct and nSeries, HP Server and SAN architect (MASE), Symantec Enterprise Vault & Data Protection and many other hardware-specific technical certifications.

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

Systems

We have committed  significant resources to the development of sophisticated management information, telecommunication, catalog production and other systems, which are employed in virtually all aspects of our business, including marketing, purchasing, inventory management, order processing, product distribution, accounts receivable, customer service and general accounting functions.  During 2007, we continued to develop and enhance our sales interface for order entry. Our graphical user interface ties all of the core systems together to give AEs a common view of customers, products, inventory and orders, and to streamline order processing as well as to reduce the training time for new AEs.  We are continually examining technological solutions to increase the productivity of our team members.

Team Members

At December 31, 2007, we had 705 team members: 342 in the sales force, 204 supporting sales, 52 in warehousing and distribution, and 107 in administrative overhead departments. We consider our employee relations to be good.  We also have 35 people working under an outsourced contract in India to perform various back-office and IT functions in support of our United States operations.  We have never had a work stoppage and do not believe that any team members are represented by a labor organization.  We emphasize the recruiting and training of high-quality personnel and strive to promote them to positions of increased responsibility from within.

Sales Team Education
We provide a balanced training program consisting of classroom and practical on-the-job learning within an outbound sales environment.  Our New Hire Development takes an integrated approach in developing the new hires’ skills for acquiring and developing customers using a relationship building sales methodology.  AEs learn to utilize various internal and external systems and receive continuous hardware and software product education through a variety of onsite vendor trainings.

Mission & Values
We are dedicated to being a premier IT reseller, providing the highest level of Five-Star Service to our customers, while lowering their cost of procurement through automation and being a proactive partner.

Seasonality

There are discernable trends regarding sales to our commercial business customers.  In general, we note that our first quarter sales are seasonally lower as we believe our customers are slow to spend while firming their annual budgets and our third quarter has historically been our weakest as it is characterized by slower spending during the summer months.  Sales to the public sector market are historically higher in the third quarter than in other quarters due to the buying patterns of government and education customers.

Trademarks

We conduct our business in the United States primarily under the service mark Zones® which is registered with the United States Patent and Trademark Office. We believe that this and our other marks have significant value and are an important factor in the marketing of our products.

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

Available Information

We make available free of charge on our website, at www.zones.com/IR, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after electronically filing or furnishing such material to the Securities and Exchange Commission (“SEC”).

Item 1A. Risk Factors

There are a number of important factors that could cause our actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which we may or may not yet be aware.

Our operating results are difficult to predict and may adversely affect our stock price.
Our operating results are difficult to forecast, and there are a number of factors outside of our control, including:
•	purchasing cycles of commercial and public sector customers;
•	the level of corporate investment in new IT-related capital equipment;
•	more manufacturers going direct;
•	industry announcements of new products or upgrades;
•	industry consolidation and increased competition;
•	cost of compliance with new legal and regulatory requirements;
•	general economic conditions; and
•	variability of vendor programs.
Based on those and other risks, there can be no assurance that we will be able to maintain the profitability we have experienced going forward.

We experience variability in our net sales and net income on a quarterly basis.
There is no assurance that we will sustain our current sales or income levels.  Sales and income may decline for any number of reasons, including:
•	a decline in corporate profits leading to a change in corporate investment in IT-related equipment;
•	increased competition;
•	more manufacturers going direct;
•	changes in customers’ buying habits;
•	the loss of significant customers;
•	changes in the selection of products available for resale; or
•	general economic conditions.
A decline in sales levels could adversely affect our business, financial condition, cash flows or results of operations.

Our narrow gross margins magnify the impact of variations in our operating costs.
There is intense price competition and pressure on profit margins in the computer products industry.  A number of manufacturers also provide their products directly to customers.  Various other factors also may create downward pressure on our gross margins, such as the quarter-to-quarter variability in vendor programs and an increasing proportion of sales to enterprise, public sector or other competitive bid accounts on which margins could be lower.  If we are unable to maintain or improve gross margins in the future, this could have an adverse effect on our business, financial condition, or results of operations.

Our increased investments in hiring, retaining and productivity of our sales force may not improve our profitability or result in expanded market share.
We ended 2007 with 342 account executives, flat compared to 2006.  We expect to continue to hire account executives, but at a lower rate of growth due to corporate initiatives to lower turnover thus reducing hiring requirements in 2008. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Even if we do retain our account executives, there are no assurances that they will become productive at historical levels.  Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Certain of our key vendors provide us with incentives and other assistance, and any future decline in these incentives and other assistance could materially harm our profit margins and operating results.
We have a variety of relationships with our vendors that in the past have contributed significantly to profit margins.  For example, certain product manufacturers and distributors provide us with incentives in the form of rebates, volume incentive rebates, cash discounts and trade allowances.  Our vendors continue to redefined current programs and there are no assurances that we will attain the level of vendor support in the future that we have obtained in the past.  In addition, many of our vendors provide us with cooperative advertising funds, which reimburse us for expenses associated with specific forms of advertising.  Industry-wide, the trend has been for manufacturers, distributors and vendors to reduce these incentives and programs.  We believe that the 2008 incentives may decline as a percentage of sales compared with historical amounts due to changes in available programs and targets.  If these forms of vendor support significantly decline, or if we are otherwise unable to take advantage of continuing vendor support programs, or if we fail to manage the complexity of these programs, our business, financial condition, cash flows or results of operations could be adversely affected.

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

We may lose potential revenue and competitive advantage if we lose our certification as a Minority Business Enterprise.
We are certified as a Minority Business Enterprise (“MBE”) based on Mr. Lalji’s maintenance of voting control of our outstanding common stock.  A decrease in Mr. Lalji’s level of voting power through the issuance of additional equity capital or through a business combination transaction could cause us to lose our MBE certification.  Our MBE certification allows us to compete for certain sales opportunities for which we otherwise may not be able to compete and gives us an advantage in other sales opportunities.  Although we are unable to quantify the portion of our revenue that we receive as a result of our MBE certification, we believe a loss of our MBE certification would cause us to lose potential revenue and competitive advantage in certain sales opportunities and would have an adverse effect on our ability to retain certain customers, compete for certain sales opportunities and our financial performance.

We may not be able to compete successfully against existing or future competitors, which include some of our largest vendors.
The computer products industry is highly competitive. We compete with other national direct marketers, including CDW Corporation, Insight Enterprises, Inc. and PC Connection, Inc. We also compete with product manufacturers, such as Apple, Dell, Hewlett-Packard, IBM and Lenovo, which sell directly to end-users, in addition to competing with specialty computer retailers, computer and general merchandise superstores, and consumer electronic and office supply stores.  Many of our competitors compete principally on the basis of price and have lower costs.  We believe that competition may intensify in the future due to market conditions and consolidation.  In the future, we may face fewer, but larger or better-financed competitors.  Additional competition may also arise if other methods of distribution emerge in the future. There can be no assurance that we will be able to compete effectively with existing competitors or new competitors that may enter the market, or that our business, financial condition, cash flows or results of operations will not be adversely affected by intensified competition.

We are exposed to inventory obsolescence due to the rapid technological changes occurring in the personal computer industry.
The computer industry is characterized by rapid technological change and frequent introductions of new products and product enhancements.  To satisfy customer demand and obtain greater purchase discounts, we may be required to carry significant inventory levels of certain products, which would subject us to increased risk of inventory obsolescence. We participate in first-to-market and end-of-lifecycle purchase opportunities, both of which carry the risk of inventory obsolescence. Special purchase products are sometimes acquired without return privileges, and there can be no assurance that we will be able to avoid losses related to such products.  Within the industry, vendors are becoming increasingly restrictive in guaranteeing return privileges.  While we seek to reduce our inventory exposure through a variety of inventory control procedures and policies, there can be no assurance that we will be able to avoid losses related to obsolete inventory.

We may not be able to maintain existing or build new vendor relationships, which may affect our ability to offer a broad selection of products at competitive prices and negatively impact our results of operations.
We acquire products directly from manufacturers, such as Apple, Hewlett-Packard, IBM and Lenovo, as well as from distributors such as Ingram Micro, Synnex, Tech Data and others.  Certain hardware manufacturers limit the number of product units available to DMRs.  Substantially all of our contracts and arrangements with vendors are terminable without notice or upon short notice. If we do not maintain our existing relationships or build new relationships with vendors on acceptable terms, including favorable product pricing and vendor consideration, we may not be able to offer a broad selection of products or continue to offer products at competitive prices. Termination, interruption or contraction of our relationships with our vendors could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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
We operate warehouse and distribution centers in Bensenville, Illinois and in Seattle, Washington.  There are no assurances that our warehouse locations will best support our customer base.  Additionally, certain distributors participate in our logistics operations through electronic data interchange.  Failure to develop and maintain relationships with these and other vendors would limit our ability to obtain sufficient quantities of merchandise on acceptable commercial terms and could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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
From time to time we have customers that represent more than 10% of total sales. For the years ended December 31, 2007 and 2006, there were no customers that individually represented more than 10% of total net sales.  In 2007, we had a customer that represented 9.9% of total sales.  The loss of business with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Our stock price may be volatile.
There is relatively limited trading of our stock in the public markets, and this may impose significant practical limitations on any shareholder’s ability to achieve liquidity at any particular quoted price.  Efforts to sell significant amounts of our stock on the open market may precipitate significant declines in the prices quoted by market makers.  The limitation on shareholder liquidity resulting from this relatively thin trading volume could be exacerbated if our stock were to be delisted from the NASDAQ Global Market.  The NASDAQ Global Market imposes a requirement for continued listing that the value of shares publicly held, excluding those held by directors, officers and beneficial owners, exceed certain minimums.  A potential future delisting of our common stock could result in significantly reduced volume of our common stock traded, more limited press coverage, reduced interest by investors in the common stock, adverse effects on the trading market, downward pressure on the price for and liquidity of our stock, and reduced ability to issue additional securities or to secure additional financing.

Item 2. Properties

We currently lease approximately 125,000 square feet of space for our corporate headquarters, including our telemarketing operations, in Auburn, Washington; approximately 84,000 square feet of space for our logistics warehouse in Bensenville, Illinois; approximately 27,000 square feet of space for our fulfillment warehouse facility in Seattle, Washington; and approximately 23,000 and 200 square feet of space for telemarketing sales offices in Portland, Oregon and Kansas City, Missouri, respectively.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 4A. Executive Officers of the Registrant

Firoz H. Lalji, age 61, has served as the Company’s Chief Executive Officer since May of 1998 and as Chairman of the Board since March of 1999. Mr. Lalji was co-founder and has served as a director of the Company since March 1990.  Mr. Lalji is also President and Chief Executive Officer of Fana Capital Corporation, an investment holding company.   From 1981 to 1997, he was President and Chief Executive Officer of Kits Cameras, Inc., which operated more than 140 camera specialty stores in eight western states.

Christina Corley, age 40, was appointed President and COO of Zones, Inc. in October 2006.  She had previously held the positions of Executive Vice President for Zones, Inc. from April 2005 to October 2006, and served as President of Corporate PC Source (“CPCS”), a wholly owned subsidiary of the Company, from March 2003 to April 2005.  Prior to the acquisition of CPCS by the Company, Ms. Corley was Chief Executive Officer and President of CPCS from 1999 to 2003. From 1996 to 1999, Ms. Corley served as Vice President of Sales and Marketing for VisionTek Corporation.  From 1994 to 1996, Ms. Corley served as the General Manager for the Midwest Division of Dataflex Corporation.

Ronald P. McFadden, age 51, has served as Senior Vice President and Chief Financial Officer of Zones, Inc. since May 2000. Prior to this position, Mr. McFadden was the Company’s Vice President of Finance and Administration since May 1999. He joined the Company in June 1998, initially serving as Vice President of International Operations. From 1991 to 1998, Mr. McFadden was Chief Financial Officer for Kits Cameras, Inc. Between 1984 and 1991 he served as Vice President of Finance for Interpace Industries.

P. Sean Hobday, age 38, was appointed Executive Vice President Sales for Zones, Inc. in February 2005.  Prior to this,
Mr. Hobday had served as President of Zones Corporate Solutions, a wholly owned subsidiary of the Company, since September 2003.  Prior to that, Mr. Hobday was Vice President of Enterprise Sales for the Company since September 2001. From March 2000 to September 2001, Mr. Hobday served as Director of Client Development for the Company.  From February 1999 to March 2000, Mr. Hobday served as Account Executive for the Company.  From 1996 to 1998, Mr. Hobday served as Managing Director of Blue Ice Leisure in Sydney, Australia, an Austral-Asian division of First Team Sports.

Thomas Ducatelli, age 42, joined Zones, Inc. in October 2006 as the Executive Vice President Business Development.  Previously, Ducatelli served as Senior Vice President of U.S. Sales at Tech Data Corporation, a $20 billion multi-national distributor of IT products. Prior to that, he served as senior Vice President of Sales and Business Development for Dallas-based CompuCom Systems, Inc., a $1.7 billion IT reseller and solution provider he joined in 1994. Prior to CompuCom, Ducatelli spent six years as a national sales executive with mid-range computer manufacturer Digital Equipment Corp.

Anwar Jiwani, age 53, has served as Senior Vice President and Chief Information Officer since April 1999.  Prior to this Jiwani served for 23 years with The Royal Bank of Canada.

Robert McGowen, age 42, has served as Senior Vice President SMB sales since January 2008.  Prior to this appointment, McGowen served as Vice President SMB Sales since April 2004.  From February 2003 to April 2004, McGowen was a Global Account Manager for Dell Computers.  From September 2000 to February 2003, McGowen served as General Manager of Zones, Inc, providing onsite leadership for sales and operations for a major Fortune 100 customer.

Part II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Market Information
Our Common Stock is quoted on the NASDAQ Global Market under the symbol ZONS.  The following table sets forth the range of high and low sales prices for the Common Stock as reported by the NASDAQ Global Market.

	Year ended December 31,
	2007		2006
	High	Low	High	Low
First quarter	$11.31	$7.33	$7.73	$4.90
Second quarter	11.68	8.47	7.70	5.86
Third quarter	11.86	8.39	10.83	6.08
Fourth quarter	11.60	8.95	14.44	7.17

As of March 7, 2008, we had approximately 4,000 beneficial holders of record of our Common Stock.  We have never paid, and have no present plans to pay, a cash dividend on our Common Stock.  We intend to retain our earnings to finance the expansion of our business.

Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from the Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Equity Compensation Plan Information.”

Since 2004, we have repurchased a total of 1,521,245 shares of our common stock at a total cost of $7.9 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. The following table presents share repurchases for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

Year	Total number of shares purchased	Amount paid
2007	80,005	$783
2006	568,400	$3,988
2005	424,450	$1,813

As of December 31, 2007, $2.2 million in shares of our common stock remained available for repurchase under the program.  In January 2008, the Board of Directors authorized a continuation of our share repurchase program, pursuant to which we increased the total amount authorized to $3.0 million available for repurchase of shares under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

Performance Graph

Set forth below is a graph comparing the annual percentage change in the cumulative total return on our Common Stock during the period beginning on December 31, 2002, and ending on December 31, 2007, with the cumulative total return during that period on the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Retail Trade Index.  The comparison assumes $100.00 was invested on December 31, 2002 in our Common Stock and each index and also assumes that all dividends have been reinvested.  No cash dividends have been declared on the Common Stock.  The return on the Common Stock shown on the graph should not be considered indicative of future stock performance.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Zones, Inc.	$100	$198	$771	$583	$869	$1,259
NASDAQ Composite Index	100	150	163	166	183	198
NASDAQ Retail Trade Index	100	139	177	178	195	177

Item 6. Selected Financial Data

The following table sets forth the selected historical consolidated income and balance sheet data of Zones, Inc. and its subsidiaries.  The balance sheet data at December 31, 2007 and 2006 and the statement of operations data for the years ended December 31, 2007, 2006 and 2005 have been derived from the audited consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.  The balance sheet data for the years ended December 31, 2005, 2004 and 2003 and the statement of operations data for the years ended December 31, 2004 and 2003 have been derived from audited consolidated financial statements and notes thereto not included in this Annual Report on Form 10-K.

This information should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year ended December 31,
	2007	2006	2005	2004	2003	[2]
	(In thousands, except per share data and sales force data)
Statement of Operations Data:
Net sales	$679,492	$577,027	$566,553	$495,563	$460,772
Cost of sales	599,223	505,508	505,997	438,426	410,078
Gross profit	80,269	71,519	60,556	57,137	50,694
Selling, general and administrative expenses	51,201	48,434	43,618	42,284	43,252
Advertising expense	8,038	7,159	6,618	7,082	6,597
State tax benefit[1]					(2,103)
Income from operations	21,030	15,926	10,320	7,771	2,948
Other expense, net	174	270	503	314	379
Income before income taxes	20,856	15,656	9,817	7,457	2,569
Provision from income taxes	7,723	5,971	3,766	2,805	1,001
Net income	$13,133	$9,685	$6,051	$4,652	$1,568

Basic income per share	$1.00	$0.73	$0.45	$0.34	$0.11

Weighted average shares used in computation of basic income per share	13,139	13,195	13,382	13,549	13,644

Diluted income per share	$0.90	$0.66	$0.42	$0.32	$0.11

Weighted average shares used in computation of diluted income per share	14,635	14,756	14,527	14,469	13,739

Balance Sheet Data:
Working capital	$54,959	$41,669	$33,398	$27,024	$20,884
Total assets	133,322	120,695	117,354	102,144	92,885
Short-term debt	20,252	14,385	20,441	21,678	23,432
Long-term debt, net of current portion			21	1,307	1,667
Total shareholders’ equity	$62,308	$49,482	$41,317	$36,551	$32,701

Selected Operating Data (unaudited):
Unassisted net sales	$215,235	$172,385	$103,600	$65,289	$36,308
Average productivity per employee[3]	$964	$873	$982	$853	$874
Sales force, end of period	342	342	250	281	234

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

[3] Average productivity per employee is calculated by dividing net sales by the number of total employees.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry, management’s beliefs, and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth in Item 1A of this Annual Report. Particular attention should be paid to the cautionary statements involving future growth; pressure on margin; account executive hiring and productivity; reliance on vendor relationships; competition; state tax uncertainties; rapid technological change and inventory obsolescence; dependence on personnel; potential disruption of business from information systems failure; reliance on outsourced distribution; variations in gross profit margin percentages due to vendor programs and credits, product and customer mix, pricing strategies, and economic conditions.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with our Selected Consolidated Financial and Operating Data and the Consolidated Financial Statements and Notes included in this Annual Report on Form 10-K.

General
Our net sales consist primarily of sales of computer hardware, software, peripherals and accessories, as well as revenue associated with freight billed to our customers, net of product returns. Gross profit consists of net sales less product and freight costs. Selling, general and administrative (“SG&A”) expenses include warehousing and distribution costs, selling salaries including commissions, order processing, telephone and credit card fees, and other costs such as administrative salaries, stock compensation expense, depreciation, rent and general overhead expenses. Advertising expense is marketing costs associated with vendor programs, net of vendor cooperative advertising expense reimbursements allowable under EITF 02-16 “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).”   Other expense represents interest expense, net of non-operating income.

Overview
We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the SMB market (between 50 and 1000 computer users), large and enterprise customers (greater than 1000 computer users) and the public sector (education and state and local governments). Relationships with SMB, large and enterprise customers, and public sector institutions represented 99.2%, 98.0% and 96.5% of total net sales during 2007, 2006 and 2005, respectively. The remaining sales were from inbound customers, primarily consumers and small office/home office accounts purchasing mostly Mac platform products.

We reach our customers through an integrated marketing and merchandising strategy designed to attract and retain customers. This strategy involves a relationship-based selling model executed through outbound account executives, a national field sales force, customized Web stores for corporate customers through ZonesConnect, a state-of-the-art Internet portal at www.zones.com, dedicated e-marketing and direct marketing vehicles, and catalogs for demand-response opportunities and corporate branding.

We utilize our purchasing and inventory management capabilities to support our primary business objective of providing name-brand products at competitive prices. We offer our customers more than 150,000 hardware, software, peripheral and accessory products and services from more than 2,000 manufacturers.

The management team regularly reviews our performance using a variety of financial and non-financial metrics, including, but not limited to, net sales, gross margin, cooperative advertising reimbursements, advertising expenses, personnel costs, productivity per team member, accounts receivables aging, inventory aging, liquidity and cash resources.   Management compares the various metrics against goals and budgets and takes appropriate action to enhance performance.

We are dedicated to creating a learning community of empowered individuals to serve our customers with integrity, commitment and passion. At December 31, 2007 we had 705 team members in our consolidated operations, 342 of whom were inbound and outbound account executives. The majority of our team members work at our corporate headquarters in Auburn, Washington.

We make additional company information available free of charge on our website, www.zones.com/IR.

Critical Accounting Policies
Our discussion and analysis of our financial condition and results of operations are based upon consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make use of certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reported periods. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates, and revisions to estimates are included in the results for the period in which the actual amounts become known.

We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements and therefore should be read in conjunction with the summary of significant accounting policies (see Note 2 of the Notes to Consolidated Financial Statements).  Our critical accounting policies are as follows:

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

For all third-party services, we are the primary obligor to our customer, we have full latitude in establishing price with the customer, we select the third-party service provider, we are obligated to compensate the service provider for work performed regardless of whether the customer accepts the work and, we bear credit risk; therefore, these revenues are recognized on a gross basis with the selling price to the customer recorded as sales and the acquisition cost of the service recorded as cost of sales.

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

Sales are reported net of sales, use or other transaction taxes that are collected from the customers and remitted to taxing authorities.  Sales are reported net of returns and allowances.  We offer limited return rights on our product sales.  We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. We had allowances for sales returns of $76,000 and $101,000 at December 31, 2007 and 2006, respectively.

Valuation of Current Assets, Allowance for Doubtful Accounts and Estimation of Market Inventory Obsolescence.
We use significant judgment and estimates in the preparation of our financial statements that affect the carrying values of our assets and liabilities. On an on-going basis, we evaluate our estimates.

We maintain an allowance for doubtful accounts based on estimates of future collectibility of our accounts receivable. We regularly analyze our accounts receivable in evaluating the adequacy of the allowance for doubtful accounts.  The adequacy of the allowance is determined during the current period based on historical collection experience, customer credit worthiness based on published information, and other known factors.

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

Accounting for Income Taxes.
We are required to estimate income taxes in states in which we are registered and/or have a physical presence. This process involves estimating actual tax exposure while assessing temporary differences resulting in differing treatment for tax and accounting purposes.  These differences result in deferred tax assets and liabilities.  We consider future taxable income in assessing the need for a valuation allowance against our deferred tax assets. We believe that all net deferred tax assets shown on our balance sheet as of December 31, 2007, are more likely than not to be realized in the future and no valuation allowance is necessary. In the event that actual results differ from those estimates or that those estimates are adjusted in future periods, we may need to record a valuation allowance, which would reduce deferred tax assets and the results of operations in the period the change is made.

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

Results of Operations
The following table sets forth, for the periods indicated, selected items from our Consolidated Statements of Operations expressed as a percentage of net sales.

	Year ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	88.2	87.6	89.3
Gross profit	11.8	12.4	10.7
SG&A expenses	7.5	8.4	7.7
Advertising expense	1.2	1.2	1.2
Income from operations	3.1	2.8	1.8
Other expense, net	0.1	0.1	0.1
Income before income taxes	3.0	2.7	1.7
Provision for income taxes	1.1	1.0	0.7
Net income	1.9%	1.7%	1.0%

Product Mix:
Notebook & PDAs	14.2%	12.4%	15.3%
Desktops & Servers	21.3	20.3	20.1
Software	18.6	17.7	15.9
Storage	7.0	9.1	9.1
NetComm	5.2	4.9	4.2
Printers	8.2	8.2	11.3
Monitors & Video	9.7	10.4	9.6
Memory & Processors	4.8	6.2	5.4
Accessories & Other	11.0	10.8	9.1
Total	100.0%	100.0%	100.0%

Comparison of Years Ended December 31, 2007 and 2006

Net Sales.  Consolidated net sales increased 17.8% to $679.5 million in 2007 compared to $577.0 million in 2006.  Consolidated outbound sales to commercial and public sector accounts increased 19.2% to $673.7 million in 2007 from $565.3 million in 2006.  Sales to our SMB customers increased 32.5% to $294.2 million in 2007, compared to $222.1 million in 2006. Growth in SMB sales was primarily due to longer average tenure and associated increased productivity of sales account executives (“AEs”).  Additionally, headcount at our Portland sales center, which began operations in the first quarter of 2006, increased 13.5% to 101 team members at December 31, 2007 from 89 at December 31, 2006.  We will continue to focus on our SMB growth initiatives in 2008 including hiring and retention goals which center on increasing average tenure levels of our AEs, which we believe translates into increased productivity levels.  Sales to our enterprise customers increased 14.8% to $346.5 million for the year ended December 31, 2007, compared to $301.8 million in 2006.  Sales to our enterprise customers are often defined by large non-recurring project roll-outs and specific contractual obligations which have expiration dates.  During 2007, we had one customer which represented 9.9% of total sales primarily due to a large project roll-out which occurred in the first half of 2007.  During 2006, this same customer represented 3.6% of our total sales.  Our 2008 enterprise sales initiatives include optimizing the foundation laid by our national field sales force which we believe will complement the outbound call center sales force.  Net sales to public sector customers decreased 15.6% to $33.1 million in 2007 from $39.2 million in 2006.  Inbound sales to consumer and small office/home office (“SOHO”) customers declined 50.8% to $5.7 million, which represented 0.8% of net sales.

Gross Profit. Consolidated gross profit increased to $80.3 million in 2007 compared to $71.5 million in 2006.  The increase in gross profit dollars was primarily related to our increased sales volumes and vendor programs.  Gross profit as a percentage of net sales decreased to 11.8% in 2007, compared with 12.4% in 2006, due primarily to certain cost concessions given to a large customer during the first half of 2007.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, bid-based sales, the sale of third-party services and other fee or commission based sales, and economic conditions.  We anticipate variability in our gross profit margins in 2008 compared with historical levels due to expected change in vendor programs, our field sales initiative and expected sales increases to existing large customers as large enterprise customers tend to record lower gross profit sales and increased price competition in uncertain economic times.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to that of a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses. SG&A expenses increased to $51.2 million for 2007 from $48.4 million in 2006, but decreased as a percentage of net sales to 7.5% in 2007 compared to 8.4% in 2006. This decrease in operating expense percentage reflects our ability to leverage our existing infrastructure as we increase our sales volumes.  The overall increase in SG&A expenses was due to the following principle factors:

•
Salaries, wages and benefits increased $2.9 million during 2007 as compared with the prior year.  The increase was primarily due to increased headcount.  We focused on building a national field sales team during 2007 which increased wage expense by $1.7 million compared with the prior year.  Also, we recorded $900,000 more in expenses associated with commissions paid as a result of the increased sales volume and profitability.

•
Facilities expense increased $420,000 during 2007 compared with prior year, primarily due to the additional rent expense associated with increased leased space in our Auburn, Washington and Bensenville, Illinois facilities.

•	Employee travel and entertainment costs increased $174,000 during 2007 compared to 2006, primarily due to increased travel and entertainment associated with our Business Development field sales force.
•
Professional fees decreased $339,000 during 2007 compared with the prior year, primarily due to reductions in legal fees, recruiting fees as we focused on retention thus reducing the gross hiring requirement, as well as consulting fees associated with our outsourcing contract in India.

For the periods ending December 31, 2007 and 2006, warehousing and distribution network costs totaled $2.3 million and $2.1 million, respectively.

Advertising Expenses, Net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.  Our net cost of advertising increased to $8.0 million in 2007 from $7.2 million in 2006.
•	Gross advertising expense increased to $9.6 million during 2007 compared with $8.9 million during 2006, primarily due to expenses associated with vendor-specific marketing programs.
•
Gross advertising vendor reimbursements decreased to $1.6 million during 2007 from $1.7 million in 2006. We have classified substantially all vendor consideration as a reduction of cost of goods sold rather than as a reduction of advertising expense.

Other (Income) Expense, net.  Other expense was $174,000 during 2007 compared to $270,000 during 2006.   Interest expense related to our use of the working capital line was $374,000 and $383,000 for the twelve month periods ended December 31, 2007 and 2006, respectively.  Offsetting this expense were amounts recorded for interest income of $203,000 during 2007 compared with $149,000 for 2006.  Interest income represent amounts earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Income Tax Provision.  The income tax provision for 2007 was $7.7 million, compared to $6.0 million during 2006.  The effective tax rates expressed as a percent of income were 37.0% and 38.1% for the years ended December 31, 2007 and 2006, respectively.  The effective tax rate is dependent upon state taxes, the magnitude of any nondeductible expenses and various other factors.

Net Income. Net income for fiscal year 2007 was $13.1 million, as compared with net income of $9.7 million for fiscal year 2006.  Basic and diluted income per share were $1.00 and $0.90, respectively, for the twelve months ended December 31, 2007, compared to $0.73 and $0.66, respectively, for the twelve months ended December 31, 2006.

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

Selling, General and Administrative Expenses. SG&A expenses increased to $48.4 million for 2006 from $43.6 million in 2005, and increased as a percentage of net sales to 8.4% in 2006, compared to 7.7% in 2005. The increase in SG&A expenses was due to the following:

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

Other Income.  Other income was $149,000 in 2006, compared to $91,000 in 2005.

Income Tax Provision.  The income tax provision for 2006 was $6.0 million, compared to $3.8 million during 2005.  The effective tax rates expressed as a percent of income were 38.1% and 38.4% for the years ended December 31, 2006 and 2005, respectively.

Net Income. Net income for fiscal year 2006 was $9.7 million, or $0.66 per diluted share, as compared to net income of $6.1 million, or $0.42 per diluted share, for fiscal year 2005.

Inflation
We do not believe that inflation has had a material impact on our results of operations.  However, there can be no assurance that inflation will not have such an effect in future periods.

Liquidity and Capital Resources

Working Capital.
Our total assets were $133.3 million at December 31, 2007, of which $124.2 million were current assets.  At December 31, 2007 and 2006, the Company had cash and cash equivalents of $12.0 million and $9.2 million, respectively, and had working capital of $55.0 million and $41.7 million, respectively. The increase in working capital was primarily a result of our increased sales volumes which led to increases in our receivables, and aggressive collection efforts which increased our on-hand cash and cash equivalents.

Stock Repurchase Program.
Since 2004, we have repurchased a total of 1,521,245 shares of our common stock at a total cost of $7.9 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. The following table presents share repurchases for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

Year	Total number of shares purchased	Amount paid
2007	80,005	$783
2006	568,400	$3,988
2005	424,450	$1,813

As of December 31, 2007, $2.2 million in shares of our common stock remained available for repurchase under the program.  In January 2008, the Board of Directors authorized a continuation of our share repurchase program, pursuant to which we increased the total amount authorized to $3.0 million available for repurchase of shares under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

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

We have a $50.0 million secured line of credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%.  Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the line of credit are due on demand.  Amounts owed under the inventory financing facility do not bear interest if paid within terms, usually 30 days from invoice date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation.  At December 31, 2007, there were no outstanding working capital advances, and inventory financing arrangements of $20.3 million were owed to this financial institution.  At December 31, 2007, we were in compliance with all covenants of this facility.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy our operating cash needs, and to fund the remaining balance of $3.0 million authorized in our stock repurchase program, for at least the next 12 months at our current level of business.  However, if our working capital or other capital requirements are greater than currently anticipated, we could be required to reduce or curtail our stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to us and our shareholders.

Cash Flows.
Net cash provided by operating activities was $5.9 million in the twelve months ended December 31, 2007.  The primary factors that affected fiscal year 2007 net cash flow from operations were net income, account and vendor receivables, and the decrease in accounts payable.  Our operations contributed $13.1 million of net income.  This was partially offset by increases in account and vendor receivables of $10.5 million due to increased open account sales.  Accounts payable decreased by $1.6 million due to the timing of vendor payments.

Net cash used in investing activities was $1.4 million for the year ended December 31, 2007.  Cash outlays for capital expenditures were $1.4 million and $1.8 million for the years ended December 31, 2007 and 2006, respectively.  Capital expenditures were primarily for leasehold improvements for our corporate headquarters and continued improvement, and other enhancements, of our information systems.  We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Net cash used in financing activities was $1.7 million for the year ended December 31, 2007.  The most significant components of our financing activities are the net change in book overdraft, net change of inventory financing and the purchase of common stock under our share repurchase program.  The net change in book overdraft for the twelve month period ended December 31, 2007 was a decrease of $7.1 million.  Net change in our inventory financing for the twelve month period ended December 31, 2007 was an increase of $5.9 million.  For the twelve month period ended December 31, 2007, we repurchased $783,000 of our common stock under our share repurchase program.

Contractual Obligations
The following table summarizes our contractual payment obligations and commitments as of December 31, 2007:

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Leases (a)	$14,590	$2,419	$4,194	$3,790	$4,187
Inventory Financing	20,252	20,252
Purchase Obligations (b)	22,096	22,096
Total	$56,938	$44,767	$4,194	$3,790	$4,187

(a)
Represents our commitments under operating leases associated with contracts that expire at various times.  One of the commitments is our Auburn, Washington headquarters, which is leased from a related party.

(b)	Purchase obligations represents the amount of open purchase orders we have outstanding with our vendors. These obligations may be canceled prior to shipment at our discretion.

Other Matters
New Accounting Pronouncements.
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. Any cumulative effect of applying FIN 48 would be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  We adopted FIN 48 on January 1, 2007, and there was no impact to our financial statements in conjunction with the adoption.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
We are subject to the risk of fluctuating interest rates in the normal course of business, primarily as a result of our short-term borrowing and investment activities, which generally bear interest at variable rates. We invest cash balances in excess of operating requirements in short-term securities, generally with maturities of 90 days or less. In addition, our credit facility provides for borrowings which bear interest at variable rates based on the prime rate. We had no interest-bearing borrowings outstanding pursuant to the credit facility as of December 31, 2007. We believe that the effect, if any, of reasonably possible near-term changes in interest rates on our financial position, results of operations and cash flows should not be material.

Item 8. Financial Statements and Supplementary Data
The information required by this item is included in this report beginning at page 30.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Control and Procedures
At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures pursuant to Exchange Act Rule 13 a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the fourth quarter of 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Proposal No. 1: Election of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”  See also the information concerning our executive officers included in Item 4A of Part I in this Report.

The Board of Directors has determined that each of the members of the Audit Committee qualifies as an “audit committee financial expert” as such term is defined by the SEC and that each of the members meets the independence criteria set forth in the applicable rules of NASDAQ Global Market and the SEC for Audit Committee Membership.  Our Audit Committee is comprised of Messrs. John H. Bauer, Kenneth M. Kirkpatrick and William C. Keiper.

Our Code of Business Conduct and Ethics has been approved by our Board of Directors and applies to all of our team members and directors, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Business Conduct and Ethics covers all areas of professional conduct including, but not limited to, conflicts of interest, disclosure obligations, insider trading, confidential information, as well as compliance with all laws, rules and regulations applicable to its business.

A copy of our Code of Business Conduct and Ethics is available at our website at www.zones.com/IR. In the event that an amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to any of our officers or directors is necessary, we intend to post such information on our website at www.zones.com/IR.

We will provide without charge to any person, upon request of such person, a copy of our Code of Business Conduct and Ethics. Requests should be directed in writing to Zones, Inc. Investor Relations, 1102 15th Street SW, Suite 102, Auburn, WA 98001-6509.

Item 11. Executive Compensation
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Stock Ownership of Management and Certain Other Holders.”

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Certain Relationships and Related Transactions.”

Item 14. Principal Accountant Fees and Services
The information required by this item is contained in, and incorporated by reference from, the Proxy Statement for our 2008 Annual Meeting of Shareholders under the caption “Principal Accounting Firm Fees.”

Part IV

Item 15. Exhibits and Financial Statement Schedules
(a)	1. Financial Statements:
The financial statements of Zones, Inc. and the Report of Independent Registered Public Accounting Firm are included herein beginning on page 30.

2.  Financial Statement Schedules:

See Schedule II, Valuation and Qualifying Accounts

3.  Exhibits:

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
3.1	Restated Articles of Incorporation of Multiple Zones International, Inc.		S-1	3.1	333-04458	6/5/96
3.2	Articles of Amendment of Multiple Zones, Inc.		S-8	4.2	333-110750	11/25/03
3.3	Amended and Restated Bylaws of Zones, Inc.	X
10.1	Multiple Zones International, Inc. Amended and Restated 1993 Stock Incentive Plan*		10-K	10.1	000-28488	3/4/05
10.2	Multiple Zones International, Inc. Amended and Restated 1999 Director Stock Option Plan*		14-A	Appendix A	000-28488	3/25/04
10.3	Form of Stock Option Agreement (used for grants to executive officers after March 31, 1996)*		S-1	10.4	333-04458	6/5/96
10.4	Form of Stock Option Agreement (used for grants to outside directors)*		S-1	10.16	333-04458	6/5/96
10.5	Multiple Zones International, Inc. 401(k) Plan*		S-1	10.5	333-04458	6/5/96
10.6	Multiple Zones International, Inc. Employee Stock Purchase Plan*		S-1	10.6	333-04458	6/5/96
10.7	Amendment of 1996 Employee Stock Purchase Plan		10-Q	10.3	000-28488	8/14/03
10.8	Form of Indemnification Agreement between Multiple Zones International, Inc. and certain executive officers and outside directors*		S-1	10.15	333-04458	6/5/96
10.9	Amended and Restated Indemnification Agreement		10-Q	10.1	000-28488	11/14/03
10.10	Loan and Security Agreement dated November 25, 2002 between Zones, Inc. and TransAmerica Commercial Finance		10-K	10.20	000-28488	2/26/03
10.11	Amended and Restated Loan and Security Agreement between Zones, Inc., Corporate PC Source, Inc. and Transamerica Commercial Finance Corporation		10-Q	10.1	000-28488	8/14/03
10.12	Amendment No. 2 to Amended and Restated Loan and Security Agreement		10-Q	10.5	000-28488	5/13/04
10.13	Amendment No. 7 to Amended and Restated Loan and Security Agreement		8-K	10.1	000-28488	9/18/07
10.14	Zones, Inc. 2003 Equity Incentive Plan*		14-A		000-28488	3/20/03
10.15	Form of Stock Option Agreement (used for grants under the 2003 Stock Equity Plan)*		10-K	10.25	000-28488	2/26/04
10.16	Notice of Grant of Director Stock Option pursuant to the Zones, Inc 2003 Equity Incentive Plan		10-Q	10.2	000-28488	8/10/05
10.17	Stock Purchase Agreement, dated March 31, 2003, by and among Zones, Inc. and Corporate PC Source, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declaration of Trust dated September 17, 1997, and Daniel Frauenheim.		8-K	2.1	000-28488	4/3/03
10.18	Interest Termination and Settlement Agreement, dated September 27, 2004, by and among Zones, Inc. and Christina Corley, Robert Frauenheim, individually and as Trustee of the Robert Frauenheim Declarations of Trust dated September 17, 1997, and Daniel Frauenheim		8-K	10.1	000-28488	9/29/04
10.19	Form of Unsecured, Subordinated Promissory Note		8-K	10.2	000-28488	9/29/04
10.20	Office lease dated June 9, 2003 between Zones, Inc and Fana Auburn LLC		10-Q	10.2	000-28488	8/14/03
10.21	Amendment to Office Lease between Zones, Inc and Fana Auburn LLC		10-Q	10.1	000-28488	5/12/06

10.22	Subordination, Non-disturbance, and Attornment Agreement dated June 22, 2004 between US Bank National Association, Zones, Inc. and Fana Auburn LLC		10-Q	10.1	000-28488	8/11/04
10.23	Commercial Lease Agreement dated March 19, 2004 between Corporate PC Source and AMB Property II, L.P.		10-Q	10.4	000-28488	5/13/04
10.24	Office Lease dated September 2005 between Zones, Inc. and the Trustees Under the Will and of the Estate of James Campbell, Deceased		10-Q	10.1	000-28488	11/9/05
10.25	Office Lease dated December 2005 between Zones, Inc. and Montgomery Park I, LLC		10-K	10.28	000-28488	2/24/06
10.26	Summary of Zones, Inc. Board Meeting Fees and Basic Compensation		10-Q	10.1	000-28488	11/13/07
10.27	Summary of the Zones, Inc. Senior Management Bonus Program*		8-K	99.2	000-28488	2/12/07
10.28	Summary of the Zones, Inc. Executive Vice President Bonus Program*		10-Q	10.1	000-28488	11/13/07
21.1	Subsidiaries of the Registrant	X
23.1	Consent of Grant Thornton LLP, Independent Registered Public Accounting Firm	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
*	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ZONES, INC.

Date:  March 3, 2008
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

Signature	Title	Date

/S/ JOHN H. BAUER	Director	March 3, 2008
John H. Bauer

/S/ CATHI HATCH	Director	March 3, 2008
Cathi Hatch

/S/ WILLIAM C. KEIPER	Director	March 3, 2008
William C. Keiper

/S/ KENNETH M. KIRKPATRICK	Director	March 3, 2008
Kenneth M. Kirkpatrick

/S/ FIROZ H. LALJI	Director	March 3, 2008
Firoz H. Lalji

ZONES, INC.

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$12,004	$9,191
Receivables, net of allowances of $1,213 and $1,200	73,581	65,699
Vendor receivables, net of allowances of $780 and $736	15,139	12,556
Inventories	21,278	21,385
Prepaid expenses	861	1,076
Deferred income taxes	1,377	1,473
Total current assets	124,240	111,380
Property and equipment, net	3,383	3,771
Goodwill	5,098	5,098
Deferred income taxes	411	251
Other assets	190	195
Total assets	$133,322	$120,695

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$37,040	$42,592
Inventory financing (Note 5)	20,252	14,385
Accrued liabilities	11,479	12,584
Income taxes payable	510	150
Total current liabilities	69,281	69,711
Deferred rent obligation	1,733	1,502
Total liabilities	71,014	71,213

Commitments and contingencies (Note 8)

Shareholders' equity:
Common stock, no par value, 45,000,000 shares authorized; 13,133,114 and 13,157,719 shares issued and outstanding at December 31, 2007 and 2006, respectively	35,676	35,983
Retained earnings	26,632	13,499
Total shareholders' equity	62,308	49,482
Total liabilities and shareholders' equity	$133,322	$120,695

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005

Net sales	$679,492	$577,027	$566,553
Cost of sales	599,223	505,508	505,997
Gross profit	80,269	71,519	60,556

Selling, general and administrative expenses	51,201	48,434	43,618
Advertising expense	8,038	7,159	6,618
Income from operations	21,030	15,926	10,320

Other expense, net	174	270	503
Income before income taxes	20,856	15,656	9,817
Provision for income taxes	7,723	5,971	3,766
Net income	$13,133	$9,685	$6,051

Basic income per share	$1.00	$0.73	$0.45

Weighted average shares used in computing basic income per share	13,139	13,195	13,382

Diluted income per share	$0.90	$0.66	$0.42

Weighted average shares used in computing diluted income per share	14,635	14,756	14,527

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share data)

	Common Stock		Retained Earnings
	Shares	Amount	(Deficit)	Total

Balance, January 1, 2005	13,507,727	$38,788	$(2,237)	$36,551
Purchase and retirement of common stock	(424,450)	(1,813)		(1,813)
Exercise of stock options	181,772	316		316
Tax effect of stock options exercised		212		212
Net income			6,051	6,051
Balance, December 31, 2005	13,265,049	37,503	3,814	41,317
Purchase and retirement of common stock	(568,400)	(3,988)		(3,988)
Exercise of stock options	461,070	1,412		1,412
Excess tax benefit from stock options exercised		651		651
Stock-based compensation		405		405
Net income			9,685	9,685
Balance, December 31, 2006	13,157,719	35,983	13,499	49,482
Purchase and retirement of common stock	(80,005)	(783)		(783)
Exercise of stock options	55,400	178		178
Excess tax benefit from stock options exercised		143		143
Stock-based compensation		155		155
Net income			13,133	13,133
Balance, December 31, 2007	13,133,114	$35,676	$26,632	$62,308

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$13,133	$9,685	$6,051
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,800	1,831	1,966
Non-cash stock-based compensation	155	405
Excess tax benefit from exercise of stock options	(143)	(651)
Deferred tax asset	(64)	(413)	2,854
Tax effect of stock options exercise			212
(Increase) decrease in assets and liabilities:
Receivables, net	(10,465)	4,813	(19,130)
Inventories	107	(1,649)	(2,330)
Prepaid expenses and other assets	220	(171)	29
Accounts payable	1,552	128	3,133
Income taxes payable	503	353	107
Accrued liabilities and deferred rent	(875)	4,347	1,717
Net cash provided by (used in) operating activities	5,923	18,678	(5,391)

Cash flows from investing activities:
Purchases of property and equipment	(1,412)	(1,792)	(1,826)
Net cash used in investing activities	(1,412)	(1,792)	(1,826)

Cash flows from financing activities:
Net change in book overdrafts	(7,104)	(2,894)	7,975
Net change in line of credit		(10,700)	4,600
Net change in inventory financing	5,868	5,916	(5,837)
Payments of note payable		(1,287)	(1,286)
Excess tax benefit from exercise of stock options	143	651
Purchase and retirement of common stock	(783)	(3,988)	(1,813)
Proceeds from exercise of stock options	178	1,412	316
Net cash provided by (used in) financing activities	(1,698)	(10,890)	3,955

Net increase (decrease) in cash and cash equivalents	2,813	5,996	(3,262)
Cash and cash equivalents at the beginning of the year	9,191	3,195	6,457

Cash and cash equivalents at the end of the year	$12,004	$9,191	$3,195

Supplemental cash flow information:
Cash paid for interest	$385	$489	$554
Cash paid for income taxes	$7,383	$6,019	$594

The accompanying notes are an integral part of the consolidated financial statements.

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Business
Zones, Inc. (the “Company,” “We”) is a single-source direct marketing reseller of name-brand information technology products to the small-to-medium-sized business market, enterprise accounts and public sector accounts.  We sell these products through outbound and inbound account executives, a national field sales force, catalogs and the Internet.  We offer more than 150,000 products from leading manufacturers, including Adobe, Apple, Avaya, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, NEC, Nortel Networks, Sony, Symantec and Toshiba.

2.  Summary of Significant Accounting Policies
  Principles of Consolidation.
The accompanying consolidated financial statements include the accounts of the Company and our wholly owned subsidiary.  Inter-company transactions and balances have been eliminated in consolidation.

  Cash and Cash Equivalents.
Cash and cash equivalents represent highly liquid investments with original maturities of three months or less at the date of purchase.

  Concentration of Credit Risk.
Cash balances subject to credit risk consist of cash balances held in one financial institution in the United States.  We have not experienced any losses associated with cash balances and believe that there is minimal risk associated with the cash balances.  Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The concentration of credit risk with respect to trade receivables is limited due to our diverse customer base.  We closely monitor extensions of credit, but we do not require collateral.  We maintain an allowance for doubtful accounts based on estimates of future collectibility of our accounts receivable.  We regularly analyze our accounts receivable in evaluating the adequacy of the allowance for doubtful accounts.  The adequacy of the allowance is determined during each reporting period based on historical collection experience, customer credit worthiness based on published information and other known factors.  Accounts receivable are written off as bad debt when they are deemed to be uncollectible.

  Inventories.
Inventories consist primarily of computer hardware and software.  Inventory is valued at the lower of cost or market value. We decrease the value of inventory for estimated obsolescence equal to the difference between the cost of inventory and the estimated market value based upon an aging analysis of the inventory on hand, specifically known inventory-related risks, and assumptions about future demand and market conditions. If future demand or actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

We currently buy a significant portion of our products from four suppliers.  Purchases from Hewlett-Packard, Tech Data, Ingram Micro and Synnex represented 22.1%, 18.1%, 17.9% and 10.4%, respectively, of our total product purchases in 2007.  Purchases from Ingram Micro, Tech Data, Synnex and IBM represented 21.4%, 13.9%, 12.6% and 11.4%, respectively, of our total product purchases in 2006.  Purchases from Ingram Micro, Tech Data, Synnex and Hewlett-Packard represented 19.1%, 18.2%, 15.7% and 12.5%, respectively, of the Company’s total product purchases in 2005.  No other vendor supplied more than 10.0% of our total product purchases in 2007, 2006 or 2005.  Although there are a limited number of manufacturers, we believe that other suppliers could provide similar products if our relationship with any of these suppliers were interrupted.

  Property and Equipment.
Property and equipment is recorded at cost.  Depreciation is computed based on the straight-line method over the estimated useful lives of the related assets.  Useful lives for computer hardware and software range from two to five years and other property and equipment range from three to 11 years.  Capital leases are amortized based on the straight-line method over the estimated useful lives of the related assets or lease term, whichever is shorter (generally three to 11 years).  Expenditures for maintenance and repairs are charged to expense as incurred, while additions, renewals and betterments are capitalized.  We evaluate the carrying value of long-lived assets based upon current and anticipated undiscounted cash flows, and recognize any impairment when it is probable that such estimated future cash flows will be less than the asset carrying value.  No impairments were identified in 2007, 2006 or 2005.

Capitalized internal software development costs totaled $479,000 and $642,000 for the years ended December 31, 2007 and 2006, respectively.

  Income Taxes.
Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is created when it is believed it is more likely than not that we will not utilize a portion or all of the net deferred tax assets.

      Goodwill.
In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill is tested for impairment annually on the purchase date or sooner when events indicate that potential impairment exists.  All goodwill relates to the purchase of Corporate PC Source, Inc.  There were no changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006.

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

  Revenue Recognition.
We adhere to the revised guidelines and principles of sales recognition in Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” issued by the staff of the SEC as a revision to Staff Accounting Bulletin No. 101, “Revenue Recognition.”  We recognize revenue on product sales when persuasive evidence of an arrangement exists, delivery has occurred, prices are fixed or determinable, and ability to collect is probable.  We consider the point of delivery of the product to be when the risks and rewards of ownership have transferred to the customer.  Our shipping terms dictate that the passage of title occurs upon receipt of products by the customer except for the last seven calendar days of each fiscal quarter, when all shipments are insured in the name of the customer. For these seven days, passage of risk of loss and title occur at the shipping point.

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

Sales are reported net of sales, use or other transaction taxes that are collected from the customers and remitted to taxing authorities.  Sales are reported net of returns and allowances.  We offer limited return rights on our product sales.  We have demonstrated the ability to make reasonable and reliable estimates of product returns based on significant historical experience. We had allowances for sales returns of $76,000 and $101,000 at December 31, 2007 and 2006, respectively.

  Cost of Sales.
Cost of sales primarily consists of the purchase price of products and services.  Cost of sales also includes inbound and outbound shipping charges, vendor rebates and cash discounts that are recorded when earned as a reduction to cost of sales, physical inventory adjustments, and vendor consideration classified as a reduction of cost of sales.  Vendor rebates from product rebates that require certain volumes of product sales or purchases are recorded only after the related milestones are met.

  Selling, General and Administrative Expenses.
Selling, general and administrative expenses include payroll, team member benefits and other headcount-related costs, cost of fulfillment (including warehousing), credit card processing and bad debts costs, facilities, professional fees and administration costs, and depreciation and amortization.

  Advertising Expenses.
We produce and distribute catalogs at various intervals throughout the year, and also engage in other activities, to increase the awareness of our brand and stimulate demand response.  The costs to produce and distribute individual catalogs, including paper, printing, postage, production and design costs, and for other marketing initiatives, such as trade shows, direct mail pieces, and customer or vendor events, are capitalized and amortized to selling expense during the period in which the catalogs are mailed or the event takes place.  Capitalized advertising costs of $145,000 and $298,000 were included with prepaid expenses at December 31, 2007 and 2006, respectively.  We receive cooperative advertising expense reimbursements from vendors who support our marketing and advertising activities.  Cooperative reimbursements from vendors are recorded in the period the related advertising expenditure is incurred. We classify vendor consideration as either a reduction of advertising expense or as a reduction of cost of sales in accordance with Emerging Issues Task Force Issue No. 02-16, “Accounting for Consideration Received from a Vendor by a Customer (Including a Reseller of the Vendor’s Products).” Most vendor consideration received for cooperative advertising is considered a reduction of cost of sales. Advertising expense is offset by cooperative advertising funds when the reimbursement represents specific, incremental and identifiable costs.  The following table presents the gross amounts that are netted together in our advertising expense line item (in thousands).

	2007	2006	2005
Gross advertising expense	$9,638	$8,858	$7,047
Gross advertising reimbursements	(1,600)	(1,699)	(429)
Advertising expense	$8,038	$7,159	$6,618

  Other Income/Expense.
Other income/expense includes interest income earned on cash and cash equivalents, net of interest expense.   Interest expense includes fees associated with our working capital line as well as accrued interest associated with the notes payable to the former shareholders of CPCS recorded as part of the acquisition.

  Comprehensive Income.
We have no differences between net income and comprehensive income.

  Stock Compensation.
Our stock option plans grant options to acquire shares of common stock to certain team members and non-employee directors.  Each option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The options generally have a contractual life of 10 years and vest and become exercisable in 20% increments over five years.

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS 123R”). SFAS 123R supersedes our previous accounting under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for periods beginning in fiscal year 2006. Previously, under APB 25, we accounted for stock options under the intrinsic value method. Accordingly, we did not recognize expense related to employee stock options because the exercise price of such options equaled the fair value of the underlying stock on the grant date. We previously disclosed the fair value of our stock options under the provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). The fair value of option grants prior to January 1, 2006 was estimated on the date of grant using the Black-Scholes option-pricing model.

We adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our condensed consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

Total stock-based compensation expense recognized in the consolidated statements of operations for the years ended December 31, 2007 and 2006 was $155,000 and $405,000, respectively, before income taxes, and did not have a material impact on net income or earnings per share.   We used the criteria in SFAS No. 123R to calculate and establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and also used the criteria to determine the subsequent effect on the APIC pool and consolidated statements of cash flows of the tax effects of employee stock-based compensation awards that were outstanding upon adoption of SFAS No. 123R. The tax benefit for stock options exercised during the years ended December 31, 2007 and 2006 was $143,000 and $651,000, respectively.

Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. This amount is shown as “Excess tax benefit from exercise of stock options” on the consolidated statements of cash flows.

The following table shows the effect on 2005 net earnings and earnings per share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options, in accordance with SFAS 123, as amended by SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure” (in thousands, except earnings per share):

Year ended December 31,
2005
Net income – as reported	$6,051
Less:
Total compensation cost determined under fair value based method for all awards, net of tax	(808)

Net income – pro forma	$5,243

Basic income per share – as reported	$0.45
Diluted income per share – as reported	$0.42
Basic income per share – pro forma	$0.39
Diluted income per share – pro forma	$0.36

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2005: expected volatility of 186%, risk-free interest rate of 4.05% and expected lives of 5 years.

Disclosures for 2007 and 2006 are not presented because the amounts are recognized in the consolidated financial statements.

There were no options granted in the twelve months ended December 31, 2007. The current expense for all outstanding options granted prior to January 1, 2006 has been recognized in the consolidated statement of earnings for the twelve months ended December 31, 2007 and 2006. Forfeitures are estimated and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. As of December 31, 2007, there was $89,000 of total unrecognized pre-tax compensation expense related to nonvested stock options granted under our stock option plans. This cost is expected to be recognized over a weighted-average period of 1.21 years.

  Segment Reporting
Our operations are represented by one reportable segment: a single-source, multi-vendor, direct-marketing reseller of name-brand information technology products and services to small-to-medium-sized businesses, enterprise accounts and public sector customers.

A summary of our operations by product mix is detailed in Note 13.

  Reclassifications
Certain reclassifications of prior years’ balances have been made to conform to the fiscal year 2007 presentation.  Such reclassifications had no effect on shareholders’ equity or net income as previously reported.

  Recent Accounting Pronouncements
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes: an Interpretation of FASB Statement No. 109, Accounting for Income Taxes.”  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in an income tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Only tax positions that meet the more-likely-than-not recognition threshold at the adoption date will be recognized or continue to be recognized. Any cumulative effect of applying FIN 48 would be reported as an adjustment to retained earnings at the beginning of the period in which it is adopted.  We adopted FIN 48 on January 1, 2007, and there was no impact to our financial statements in conjunction with its adoption.

3.  Fair Value of Financial Instruments
The estimated fair value of our financial instruments approximates their carrying value due to their short-term nature.  The estimated fair value of the line of credit approximates the carrying value, as this instrument requires interest payments at a market rate of interest plus a margin.

4.  Property and Equipment
Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006	Estimated Useful Lives
Equipment	$16,052	$15,831	2 to 5 years
Computer software/Web development	18,568	18,105	2 to 5 years
Furniture and fixtures and leasehold improvements	2,221	1,662	3 to 11 years
	36,841	35,598
Less accumulated depreciation and amortization	(33,458)	(31,827)
Property and equipment, net	$3,383	$3,771

5.  Line of Credit
At December 31, 2007, we had a $50.0 million credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, that can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%.   Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under our line of credit are due on demand.  Amounts owed under the inventory financing facility do not bear interest if paid within terms, usually 30 days from advance date.  There were no working capital advances outstanding at December 31, 2007 or 2006.  At December 31, 2007 and 2006, inventory financing arrangements of $20.3 million and $14.4 million, respectively, were owed to this financial institution.

We use this credit facility under our cash management system to cover checks presented for payment in excess of cash balances.  As of December 31, 2007 and 2006, we had book overdrafts of $3.1 million and $10.2 million, respectively, which are recorded as a component of accounts payable on the accompanying balance sheet.

The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation.  At December 31, 2007, we were in compliance with all the covenants of this facility.

6.  Accrued Liabilities and Other
Accrued liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Accrued payroll	$5,444	$4,932
Accrued taxes	2,742	3,118
Accrued advertising	70	50
Accrued interest		7
Other accruals	3,223	4,477
Total	$11,479	$12,584

7.  Income Taxes
The income tax expense consists of the following (in thousands):

	Year ended December 31,
	2007	2006	2005
Current	$7,787	$6,384	$912
Deferred	(64)	(413)	2,854
Total	$7,723	$5,971	$3,766

The components of deferred taxes were as follows (in thousands):

	December 31,
	2007	2006
Assets:
Allowance for doubtful accounts	$736	$728
Merchandise inventory	357	302
Deferred rent obligation	698	549
Accrued liabilities and other	445	443
	$2,236	$2,022
Liabilities:
Property and equipment	(287)	(298)
Prepaid expenses	(161)
	(448)	(298)
Net deferred tax asset	$1,788	$1,724

A reconciliation of the effective income tax rate on income before taxes with the federal statutory rate as follows:

	Year ended December 31,
	2007	2006	2005
Statutory rate	35.0%	35.0%	34.0%
State income tax, net of federal benefit	2.0	2.0	2.0
Stock compensation	0.1	0.5
Other	(0.1)	0.6	2.4
Effective tax rate	37.0%	38.1%	38.4%

We adopted the provisions of FIN48 on January 1, 2007. The implementation of FIN48 had no material impact on our financial position.  We have no material unrecognized tax benefits as of January 1, 2007 or December 31, 2007.  We do not expect any significant changes in the total amount of unrecognized tax benefits within the next 12 months.  We recognize interest and penalties related to uncertain tax positions in income tax expense.  As of December 31, 2007, we had no accrued interest or penalties related to unrecognized tax benefits.  We are subject to federal income tax and state taxes in several jurisdictions.  Tax years 2004 through 2007 remain open to examination by the major taxing jurisdictions to which we are subject, and tax years back to 1999 may also be open to examination due to the utilization of net operating losses in 2005.

8.  Commitments and Contingencies
  Operating Leases
We lease our offices, warehouse facilities, and other equipment under non-cancelable operating leases that expire through 2016.  Under the terms of certain leases, we are responsible for our share of taxes, insurance and common area charges.  At December 31, 2007, future minimum payments under operating leases were as follows (in thousands):

2008	$2,419
2009	2,206
2010	1,988
2011	1,889
2012	1,901
Thereafter	4,187
Total	$14,590

Certain portions of our lease agreements provide for scheduled rent increases during the lease terms.  Minimum rental expenses are recognized on a straight-line basis over the terms of the lease.  Rental expense, which is recorded on a straight-line basis, totaled $3.5 million, $3.1 million and $2.5 million for the years ended December 31, 2007, 2006 and 2005, respectively.

      Related Party
In June 2004, Fana Auburn LLC, a company owned by one of our officers, who is a majority shareholder, purchased the property and buildings in which our headquarters are located, subject to the existing 11-year lease.  Under the terms of the lease agreement, we are obligated to pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. Our Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future we may have to renew and renegotiate our lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration.  In May 2006, after further review and approval by our Audit Committee, we signed an amendment to the lease agreement increasing the rentable square feet by approximately 18,923 square feet.  The additional square feet increased our annual lease payment by $259,000. Effective January 1, 2007, we have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.   In April 2007, we received a tenant improvement reimbursement from Fana Auburn LLC in the amount of $378,000 related to construction on the additional leased space, which will be amortized over the remaining life of the lease.  For the years ended December 31, 2007, 2006 and 2005 we paid Fana Auburn LLC $2.2 million, $1.6 million and $1.7 million, respectively, related to the lease.

      Notes Payable
On March 31, 2003, we acquired Corporate PC Source, Inc. (“CPCS”) pursuant to a Stock Purchase Agreement (“SPA”).  Under the terms of the SPA, we issued notes to the former shareholders of CPCS. We paid the final payment during the second quarter of 2006.  For the year ended December 31, 2006, we paid the former shareholders of CPCS $1.3 million.

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

9.  Shareholders' Equity
     Stock Options
In 1993, we adopted a Stock Incentive Plan (the “Plan”) whereby we issued incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights to certain team members.  As of December 31, 2007, only stock options had been granted under the Plan.  The term of each option granted was for such periods as determined by the Board of Directors, but not for more than ten years from date of grant.  Options may be exercised based on a vesting schedule determined by the Board of Directors, and the Plan provides for acceleration of outstanding options under certain conditions, including certain corporate changes in control.  Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at our option under certain conditions.  The maximum number of shares to be granted under the Plan was 2,650,000 at December 31, 2007.

In addition to options granted under the Plan, we have granted options under a separate plan to the Board of Directors.  Options outstanding to these individuals at December 31, 2007 were 65,000 shares at option prices of $0.73 - $12.00 per share.  The maximum number of shares to be granted under this plan was 325,000.  As of December 31, 2007, the Company had indefinitely suspended this program and therefore had no available shares.

In January 2003, the Board of Directors adopted the Zones, Inc. 2003 Equity Incentive Plan (the “New Plan”), under which we may issue, among other things, incentive or nonqualified stock options, restricted shares, stock units or stock appreciation rights.  Under the New Plan, stock options are granted at the discretion of the Board of Directors, and the term of each option granted will be for such periods as determined by the Board of Directors, but not for more than ten years from date of grant.  Options will be exercisable based on a vesting schedule determined by the Board of Directors, and the plan provides for acceleration of outstanding options under certain conditions, including certain corporate changes in control.  Grants are nontransferable, and shares acquired upon exercise of options may be subject to repurchase at our option under certain conditions.  The maximum number of shares that may be granted under the New Plan is 1,175,000.

Information regarding the stock option plans is as follows:

	Options	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, January 1, 2005	3,273,393	2.63
Granted	282,200	3.38
Exercised	(181,772)	1.74
Canceled	(306,102)	1.77
Outstanding, December 31, 2005	3,067,719	2.84
Granted
Exercised	(461,070)	3.06
Canceled	(36,358)	4.70
Outstanding, December 31, 2006	2,570,291	2.78
Granted
Exercised	(55,400)	3.22
Canceled	(32,925)	8.63
Outstanding, December 31, 2007	2,481,966	$2.69	5.12	$20,200
Exercisable, December 31, 2007	2,287,266	$2.71	5.03	$18,573

The aggregate intrinsic value is calculated based on the difference between the exercise price of the underlying awards and the closing price of our common stock on December 31, 2006, which was $10.83.

	Year ended December 31,
	2007	2006	2005
Weighted average grant date fair value of options granted during the period			$2.29
Intrinsic value of options exercised during the period (in thousands)	$382	$1,921	$417

There were no options granted in the years ended December 31, 2007 and 2006.  For the year ended December 31, 2005, the weighted-average fair value of options granted was $2.29.

10.  Earnings Per Share
We have 45,000,000 common shares authorized, and 13,133,114 issued and outstanding at December 31, 2007.  We have also granted options to purchase common shares to the team members and directors.  The following is a reconciliation of the numerator and denominator of the basic and diluted earnings-per-share computations (in thousands, except per share data).

	Year ended December 31,
	2007	2006	2005
Basic earnings per share:

Net income	$13,133	$9,685	$6,051

Weighted-average shares used in computing basic income per share	13,139	13,195	13,382

Basic income per share	$1.00	$0.73	$0.45

Diluted earnings per share:

Net income	$13,133	$9,685	$6,051

Weighted-average shares used in computing basic income per share	13,139	13,195	13,382
Stock Options	1,496	1,561	1,145
Weighted-average shares used in computing diluted income per share	14,635	14,756	14,527

Diluted income per share	$0.90	$0.66	$0.42

For the years ended December 31, 2007, 2006 and 2005, 77,768, 106,258 and 516,045 shares, respectively, attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

11.  Deferred Income 401(k) Plan
We offer a deferred income 401(k) plan to substantially all full-time team members with a minimum of six months of service.  Participants may make tax-deferred contributions of up to 60% of annual compensation subject to certain limitations specified by the Internal Revenue Code. We provide a discretionary match as recommended by our Compensation Committee and voted upon by our Board of Directors on a quarterly basis.  During 2007, 2006 and 2005, our Board of Directors approved a match in each of the quarters.  For fiscal years 2007, 2006 and 2005, we provided a 50% match for all team member contributions, up to 6% of the team member’s annual compensation, subject to certain limitations specified by the Internal Revenue Code.  During fiscal 2007, 2006, and 2005, we expensed $462,000, $389,000 and $362,000, respectively, relating to employer contributions under the plan.

12.  Stock Repurchase Program
Since 2004, we have repurchased a total of 1,521,245 shares of our common stock at a total cost of $7.9 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. The following table presents share repurchases for the years ended December 31, 2007, 2006 and 2005 (dollars in thousands):

Period	Total number of shares purchased	Amount paid
2007	80,005	$783
2006	568,400	$3,988
2005	424,450	$1,813

As of December 31, 2007, $2.2 million in shares of our common stock remained available for repurchase under the program.  In January 2008, the Board of Directors authorized a continuation of our share repurchase program, pursuant to which we increased the total amount authorized to $3.0 million available for repurchase of shares under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

13.  Segment Information
Our business comprises one reportable segment: a single-source, multi-vendor, direct-marketing reseller of name-brand information technology products to small-to-medium-sized businesses, enterprise accounts and the public sector markets.

A summary of our sales by product mix follows (in thousands):

	December 31,
	2007	2006	2005
Notebook & PDAs	$96,394	$71,477	$86,861
Desktops & Servers	144,721	117,148	113,779
Software	126,314	102,055	90,199
Storage	47,838	52,785	51,453
NetComm	35,264	28,325	23,968
Printers	55,870	47,479	63,964
Monitors & Video	66,060	59,761	54,460
Memory & Processors	32,337	35,815	30,407
Accessories & Other	74,694	62,182	51,462

Substantially all of our net sales for the years ended December 31, 2007, 2006 and 2005 were made to customers located in the United States.  Substantially all of our assets at December 31, 2007 and 2006 were located within the United States.  The amount of service revenue included in net sales for the twelve months ended December 31, 2007 was $7.2 million, or 1.1% of net sales.  No one customer represented more than 10% of total sales, or had a credit concentration of more than 10% of trade accounts receivable, for the years ended December 31, 2007, 2006 and 2005.

14.  Selected Quarterly Financial Data (Unaudited)
The following information is for the years ended December 31, 2007 and 2006:

(in thousands, except per share data)
December 31, 2007	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$148,182	$192,231	$162,970	$176,109
Cost of sales	129,982	169,812	144,685	154,744

Gross profit	18,200	22,419	18,285	21,365
SG&A expenses	12,596	12,797	12,104	13,704
Advertising expenses, net	1,883	2,243	2,108	1,804

Income from operations	3,721	7,379	4,073	5,857
Other expense	(24)	239	5	(46)

Income before income taxes	3,745	7,140	4,068	5,903
Provision for income taxes	1,433	2,731	1,458	2,101

Net income	$2,312	$4,409	$2,610	$3,802

Basic earnings per share[1]	$0.18	$0.33	$0.20	$0.29
Diluted earnings per share [1]	$0.16	$0.30	$0.18	$0.26

December 31, 2006	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net sales	$133,998	$145,210	$137,900	$159,919
Cost of sales	117,411	125,822	121,522	140,753

Gross profit	16,587	19,388	16,378	19,166
SG&A expenses	11,862	12,765	11,291	12,516
Advertising expenses, net	1,802	1,768	1,717	1,872

Income from operations	2,923	4,855	3,370	4,778
Other expense	178	122	(19)	(11)

Income before income taxes	2,745	4,733	3,389	4,789
Provision for income taxes	1,040	1,816	1,309	1,806

Net income	$1,705	$2,917	$2,080	$2,983

Basic earnings per share[1]	$0.13	$0.22	$0.16	$0.23
Diluted earnings per share [1]	$0.12	$0.20	$0.14	$0.20

1  Earnings per share is computed independently for each of the quarters presented, therefore the sum of the quarterly earnings per share may not equal the total computed for the year due to shares issued each quarter.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Zones, Inc.

We have audited the accompanying consolidated balance sheets of Zones, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits of the basic consolidated financial statements included the consolidated financial statement schedule listed in the index appearing under Item 15(a)(2).  These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Zones, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton, LLP
Seattle, Washington
February 21, 2008

ZONES, INC.
SCHEDULE II – CONSOLIDATED VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at beginning of period	Charges to costs and expenses	Charges to other accounts	Deductions		Balance at end of period
Year Ended December 31, 2007
Allowance for doubtful accounts	$1,936	$310	$	$253	(a)	$1,993
Year Ended December 31, 2006
Allowance for doubtful accounts	$1,562	$772	$	$398	(a)	$1,936
Year Ended December 31, 2005
Allowance for doubtful accounts	$2,666	$458	$	$1,562	(a)	$1,562

(a) Uncollectible items written off, less recoveries of items previously written off.