Form 10-Q
period 2008-03-31
ZONES INC
filed 2008-05-12
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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
Large accelerated filer ☐ Accelerated filer  ☐ Non-accelerated filer ☐   Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

The number of shares of the registrant's Common Stock outstanding as of May 8, 2008 was 13,220,853.

ZONES, INC.
FORM 10-Q QUARTERLY REPORT

PART I.  FINANCIAL INFORMATION

PART II.  OTHER INFORMATION

Part I.

Item 1.	Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,892	$12,004
Receivables, net of allowances of $1,263 and $1,213	63,162	73,581
Vendor receivables, net of allowances of $984 and $780	13,098	15,139
Inventories	23,815	21,278
Prepaid expenses	1,067	861
Deferred income taxes	1,377	1,377
Total current assets	116,411	124,240
Property and equipment, net	3,119	3,383
Goodwill	5,098	5,098
Deferred income taxes	411	411
Other assets	190	190
Total assets	$125,229	$133,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,691	$37,040
Inventory financing	11,466	20,252
Accrued liabilities	11,528	11,479
Income taxes payable	1,216	510
Total current liabilities	58,901	69,281
Deferred rent obligation	1,670	1,733
Total liabilities	60,571	71,014

Commitments and contingencies

Shareholders' equity:
Common stock	35,447	35,676
Retained earnings	29,211	26,632
Total shareholders' equity	64,658	62,308
Total liabilities and shareholders' equity	$125,229	$133,322

See notes to consolidated financial statements

ZONES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months ended March 31,
	2008	2007

Net sales	$166,757	$148,182
Cost of sales	147,193	129,982
Gross profit	19,564	18,200

Selling, general and administrative expenses	13,818	12,596
Advertising expenses	1,742	1,883
Income from operations	4,004	3,721

Other income, net	104	24
Income before income taxes	4,108	3,745
Provision for income taxes	1,529	1,433
Net income	$2,579	$2,312

Basic income per share	$0.20	$0.18
Shares used in computing basic income per share	13,156	13,138

Diluted income per share	$0.18	$0.16
Shares used in computing diluted income per share	14,604	14,718

See notes to consolidated financial statements

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Retained
	Shares	Amount	Earnings	Total

Balance, January 1, 2008	13,133,114	$35,676	$26,632	$62,308
Purchase and retirement of common stock	(47,600)	(455)		(455)
Exercise of stock options	50,620	86		86
Excess tax benefit from stock options exercised		115		115
Stock-based compensation		25		25
Net income			2,579	2,579
Balance, March 31, 2008	13,136,134	$35,447	$29,211	$64,658

See notes to consolidated financial statements

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities:
Net income	$2,579	$2,312
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	422	448
Non-cash stock-based compensation	25	52
Excess tax benefit from exercise of stock options	(115)	(61)
(Increase) decrease in assets and liabilities:
Receivables, net	12,459	(16,998)
Inventories	(2,537)	(5,366)
Prepaid expenses	(206)	(302)
Accounts payable	1,773	(1,813)
Accrued liabilities and deferred rent	(14)	(1,374)
Income taxes payable	822	1,413
Net cash provided by (used in) operating activities	15,208	(21,689)

Cash flows from investing activities:
Purchases of property and equipment	(158)	(1,002)
Net cash used in investing activities	(158)	(1,002)

Cash flows from financing activities:
Net change in book overdraft	(4,122)	(3,913)
Net change in line of credit	-	12,300
Net change in inventory financing	(8,786)	8,755
Excess tax benefit from exercise of stock options	115	61
Purchase and retirement of common stock	(455)	(552)
Proceeds from exercise of stock options	86	70
Net cash provided by (used in) financing activities	(13,162)	16,721

Net increase (decrease) in cash and cash equivalents	1,888	(5,970)
Cash and cash equivalents at beginning of period	12,004	9,191

Cash and cash equivalents at end of period	$13,892	$3,221

See notes to consolidated financial statements

ZONES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.  Description of Business

Zones, Inc. (the “Company,” “We”) is a single-source direct marketing reseller of name-brand information technology products to the small-to-medium-sized business market (“SMB”), large enterprise accounts and public sector accounts.  We sell these products through outbound and inbound account executives, a national field sales force, catalogs and the Internet.  We offer more than 150,000 products from leading manufacturers, including Adobe, Apple, Avaya, Cisco, Epson, HP, IBM, Kingston, Lenovo, Microsoft, NEC, Nortel Networks, Sony, Symantec and Toshiba.

2.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 3, 2008.

Summary of significant accounting policies
The significant accounting policies used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill is tested for impairment annually on the purchase date or sooner when events indicate that a potential impairment exists.  We perform the assessment annually on March 31, and all goodwill relates to the purchase of Corporate PC Source, Inc.  There were no changes to the carrying amount of goodwill for the periods ended March 31, 2008 and December 31, 2007.

Revenue Recognition
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

Sales are reported net of sales, use or other transaction taxes that are collected from the customers and remitted to taxing authorities.  Sales are reported net of returns and allowances.  We offer limited return rights on our product sales.  We make what we believe to be reasonable estimates of product returns based on significant historical experience. We had allowances for sales returns of $70,000 and $76,000 at March 31, 2008 and December 31, 2007, respectively.

Comprehensive Income
We have no differences between net income and comprehensive income.

Stock Based Compensation
We maintain equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) or stock appreciation rights to team members and non-employee directors. We issue new shares of common stock upon exercise of stock options, grant of restricted stock and the vesting of RSUs.

Each stock option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The options generally have a contractual life of 10 years and vest and become exercisable in 20% increments over five years.  As of March 31, 2008, there was $64,000 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of 1.13 years.  There were no stock options granted in the three months ended March 31, 2008 or 2007.  Although we do not currently plan to grant additional stock options in 2008, we granted 75,000 shares of performance based restricted stock to certain team members during the second quarter of 2008.

Earnings Per Share
Earnings per share (“EPS”) is based on the weighted average number of shares outstanding during the period. Basic EPS excludes all dilution.  Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.  We exclude all options to purchase common stock from the calculation of diluted net income per share if such securities are antidilutive.

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is effective for our fiscal year 2008. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Early adoption is permitted. The adoption of SFAS 157 did not have a significant effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. Early adoption is permitted. The adoption of SFAS 159 did not have a significant effect on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS 141R”), which replaces SFAS No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any resulting goodwill, and any noncontrolling interest in the acquiree. SFAS 141R also provides for disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008 and must be applied prospectively to business combinations completed on or after that date. We will evaluate how the new requirements could impact the accounting for any acquisitions completed beginning in fiscal 2009 and beyond, and the potential impact on our consolidated financial statements.

3.  Earnings Per Share

We have 45,000,000 common shares authorized.  We have also granted options to purchase common shares to team members and non-employee directors.  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data).

	Three months ended March 31,
	2008	2007
Basic earnings per share:
Net income	$2,579	$2,312

Weighted-average shares used in computing basic earnings per share	13,156	13,138

Basic earnings per share	$0.20	$0.18

Diluted earnings per share:
Net income	$2,579	$2,312

Weighted average shares outstanding	13,156	13,138
Stock options	1,448	1,580
Total common shares and dilutive securities	14,604	14,718
Diluted earnings per share	$0.18	$0.16

For the three months ended March 31, 2008 and 2007, 77,768 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.

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

Related Party
In June 2004, Fana Auburn LLC, a company owned by one of our officers, who is a majority shareholder and a member of our board of directors, purchased the property and buildings in which our headquarters are located, subject to the existing 11-year lease.  Under the terms of the lease agreement, we are obligated to pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. Our Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future we may have to renew and renegotiate our lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration.  In May 2006, after further review and approval by our Audit Committee, we signed an amendment to the lease agreement increasing the rentable square feet by approximately 18,923 square feet.  The additional square feet increased our annual lease payment by $259,000. Effective January 1, 2007, we have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.   In April 2007, we received a tenant improvement reimbursement from Fana Auburn LLC in the amount of $378,000 related to construction on the additional leased space, which will be amortized over the remaining life of the lease.  For the three months ended March 31, 2008 and 2007 we paid Fana Auburn LLC $534,000 related to the lease, which is recorded in selling, general and administrative expenses.

5.  Segment Information

Our business comprises one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small-to-medium-sized businesses, large enterprise accounts and the public sector markets.

A summary of our sales by product mix follows (in thousands):

	Three months ended March 31,
	2008	2007
Notebook & PDA’s	$46,178	$19,913
Desktops & Servers	25,896	32,673
Software	25,905	24,329
Storage devices	12,129	11,712
NetComm products	7,976	8,477
Printers	11,319	13,027
Monitors & Video	12,878	14,491
Memory & Processors	4,869	7,915
Accessories & Other	19,607	15,645
Total	$166,757	$148,182

Substantially all of our net sales for the three months ended March 31, 2008 and 2007 were made to customers located in the United States.  Substantially all of our assets at March 31, 2008 and December 31, 2007 were located within the United States.  The amount of service revenue included in net sales for the three months ended March 31, 2008 was $2.0 million, or 1.2% of net sales, compared with $1.2 million, or 0.8% of net sales, for the three months ended March 31, 2007.  We had one customer which represented over 10% of total sales for the three month periods ended March 31, 2008 and 2007.  Net sales to this customer were $25.6 million and $15.7 million for the three months ended March 31, 2008 and 2007, respectively.  Receivables from this customer represented approximately 8.9% and 16.0% of total trade receivables as of March 31, 2008 and 2007, respectively.

6.  Share Repurchase Program

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices As of March 31, 2008, $2.5 million remained available for repurchase of shares of our common stock under the program.  The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry, management’s beliefs, and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements.  Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in Item 1A of this document and those contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 3, 2008.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with our Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q.  As used in this quarterly report on Form 10-Q, unless the context otherwise requires, the terms “the Company,” “we” and “Zones” refer to Zones, Inc., a Washington corporation.

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

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the SMB market (between 50 and 1000 computer users), large and enterprise customers (greater than 1000 computer users) and the public sector (education and state and local governments). Relationships with SMB, large and enterprise customers, and public sector institutions represented 99.3% and 98.9% of total net sales during the three months ended March 31, 2008 and 2007, respectively. The remaining sales were from inbound customers, primarily consumers and small office/home office accounts purchasing mostly Mac platform products.

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

We are dedicated to creating a learning community of empowered individuals to serve our customers with integrity, commitment and passion. At March 31, 2008 we had 692 team members in our consolidated operations, 334 of whom were inbound and outbound account executives. The majority of our team members work at our corporate headquarters in Auburn, Washington.

We make additional company information available free of charge on our website, www.zones.com/IR.

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 3, 2008, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our most recent annual report.

Results of Operations

The following table presents our unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	88.3	87.7
Gross profit	11.7	12.3
Selling, general and administrative expenses	8.3	8.5
Advertising expense	1.0	1.3
Income from operations	2.4	2.5
Other income, net	(0.1)	(0.1)
Income before income taxes	2.5	2.6
Provision for income taxes	0.9	1.0
Net income	1.6%	1.6%

Product Mix (% of Net Sales):
Notebook & PDA’s	27.7%	13.4%
Desktops & Servers	15.5	22.0
Software	15.5	16.4
Storage devices	7.3	7.9
NetComm products	4.8	5.7
Printers	6.8	8.8
Monitors & Video	7.7	9.8
Memory & Processors	2.9	5.3
Accessories & Other	11.8	10.7

Comparison of Three Month Periods Ended March 31, 2008 and 2007

Net Sales.  Consolidated net sales for the quarter ended March 31, 2008 increased 12.5% to $166.8 million compared to $148.2 million in the first quarter of 2007.  Consolidated outbound sales to commercial and public sector accounts increased 13.0% to $165.6 million in the first quarter of 2008 from $146.6 million in the corresponding period of the prior year.  Sales to our SMB customers increased 12.3% to $71.9 million for the quarter ended March 31, 2008 from $64.0 million in the first quarter of 2007.  Growth in the SMB sales was primarily due to increased headcount and increased productivity of each sales account executive.  Sales to our enterprise customers increased 14.0% to $88.1 million in the first quarter of 2008 compared to $77.3 million in the first quarter of 2007.  Sales to our large enterprise customers are often defined by large non-recurring product roll-outs and specific contractual obligations which have expiration dates.  During the first quarter of 2008, we had one customer which represented 15.4% of consolidated net sales.  Since these sales relate to our fulfillment of the customers first quarter 2008 roll-out plan, which is essentially complete, we do not expect the magnitude of sales to this customer to continue for the remainder of the year.  Net sales to public sector customers increased to $5.6 million in the first quarter of 2008 from $5.3 million in the first quarter of 2007.  Inbound sales to consumer and small office home office customers declined 28.2% to $1.1 million, which represented 0.7% of net sales.

Gross Profit. Consolidated gross profit increased to $19.6 million for the first quarter of 2008, compared to $18.2 million in the first quarter of 2007.  Gross profit as a percentage of net sales decreased to 11.7% in the quarter ended March 31, 2008 compared to 12.3% in the corresponding period of the prior year. The increase in gross profit dollars is due to the increased sales volume in our SMB customer base that generally generates higher point of sale margins.  The decline in gross profit percent was primarily due to a large sale to a single customer during the first quarter of 2008, the associated product mix, and shifts in certain vendor programs.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, bid-based sales, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses.  SG&A expenses increased to $13.8 million for the quarter ended March 31, 2008, compared to $12.6 million in the prior year period.  As a percent of sales, SG&A decreased to 8.3% for the quarter ended March 31, 2008 from 8.5% in the first quarter of 2007.  The decrease in operating expense percentage reflects our ability to leverage our existing infrastructure as we increase our sales volumes.  The overall increase in SG&A expense was due to the following principle factors:
•
Salaries, wages and benefits increased $914,000 during the first quarter of 2008 compared to the prior year.  The increase was primarily due to a combination of increased headcount and expenses associated with variable compensation programs.

•
Professional fees increased $293,000 for the quarter ended March 31, 2008 compared to the quarter ended March 31, 2007.  Professional fees include one-time expenses associated with the settlement of a dispute.

•	Depreciation expense decreased $64,000 in the first quarter of 2008 compared to the first quarter of 2007. The decline was primarily due to more of our assets becoming fully depreciated.

For the periods ending March 31, 2008 and 2007, warehousing and distribution network costs totaled $599,000 and $558,000, respectively.

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and to stimulate demand response.  Our net cost of advertising decreased slightly to $1.7 million in the three month period ended March 31, 2008 from $1.9 million in the comparable 2007 period.
•
Gross advertising expense decreased slightly to $2.2 million for the first quarter of 2008 compared to $2.3 million in the first quarter of 2007, primarily due to expenses associated with vendor-specific marketing activities.

•
Gross advertising vendor reimbursements decreased to $443,000 in the first quarter of 2008 from $452,000 in the first quarter of 2007.  We have classified substantially all vendor consideration as a reduction of cost of goods sold rather than as a reduction of advertising expense.

Other income, net.  Other income, net was $104,000 for the three months ended March 31, 2008 compared to $24,000 for the quarter ended March 31, 2007.  The amounts recorded were primarily interest income earned on short-term investments and finance charges collected from certain customers, which vary from period to period.  Offsetting interest income was interest expense related to our use of the working capital line of $2,000 and $33,000 for the three months ended March 31, 2008 and 2007, respectively.

Provision for Income Taxes.  The provision for income taxes for the quarter ended March 31, 2008 was $1.5 million compared to $1.4 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 37.2% for the quarter ended March 31, 2008 compared to 38.3% for the quarter ended March 31, 2007.  The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Net Income.  Net income for the quarter ended March 31, 2008 was $2.6 million compared to $2.3 million in the first quarter of 2007.  Basic and diluted income per share was $0.20 and $0.18, respectively, for the three months ended March 31, 2008, compared to $0.18 and $0.16, respectively, for the three months ended March 31, 2007.

Liquidity and Capital Resources

Working Capital.

Our total assets were $125.2 million at March 31, 2008, of which $116.4 million were current assets.  At March 31, 2008 and December 31, 2007, we had cash and cash equivalents of $13.9 million and $12.0 million, respectively, and had working capital of $57.5 million and $55.0 million, respectively. The increase in working capital was primarily a result of a decline in our accounts payable and inventory flooring balance, and collection of trade accounts receivable which increased our on-hand cash and cash equivalents.

Stock Repurchase Program.

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  As of March 31, 2008, $2.5 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

The following table represents the common stock repurchased and retired during the first quarter of 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2008 through January 31, 2008	0	$-		$3,000,000
February 1, 2008 through February 28, 2008	47,600	$9.56	47,600	$2,544,723
March 1, 2008 through March 31, 2008	0	$-	0	$2,544,723

Approximately 94% of our sales are processed on open account terms offered to our customers, and we typically experience significant sales during the last month of the period on open account, which could cause fluctuation in our accounts receivable balance.  To finance these sales, we leverage our secured line of credit to offset timing differences in cash inflows and cash outflows, to invest in capital equipment purchases, to purchase inventory for general stock as well as for identified customers, and to take full advantage of available early pay discounts.

We have a $50.0 million secured line of credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%.  Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the line of credit are due on demand.  Amounts owed under the inventory financing facility do not bear interest if paid within terms, usually 30 days from invoice date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation.  At March 31, 2008, there were no outstanding working capital advances, and inventory financing arrangements of $11.5 million were owed to this financial institution.  At March 31, 2008, we were in compliance with all covenants of this facility.

We believe that our existing available cash and cash equivalents, operating cash flow, and existing credit facilities will be sufficient to satisfy our operating cash needs, and to fund the remaining balance of $2.5 million authorized in our stock repurchase program, for at least the next 12 months at our current level of business.  However, if our working capital or other capital requirements are greater than currently anticipated, we could be required to reduce or curtail our stock repurchase program and seek additional funds through sales of equity, debt or convertible securities, or through increased credit facilities.  There can be no assurance that additional financing will be available or that, if available, the financing will be on terms favorable to us and our shareholders.

Cash Flows.
Net cash provided by operating activities was $15.2 million in the three months ended March 31, 2008.  The primary factors that affected net cash flow from operations were net income, account and vendor receivables, and inventory.  Our operations contributed $2.6 million of net income.  Account and vendor receivables declined by $12.5 million due to the timing of sales throughout the quarter and the related collection effort.  Inventories increased by $2.5 million due to on-hand customer inventory.

Net cash used in investing activities was $158,000 for the three months ended March 31, 2008.  Cash outlays for capital expenditures were $158,000 and $1.0 million for the three months ended March 31, 2008 and 2007, respectively.  Capital expenditures were primarily for leasehold improvements for our corporate headquarters and continued improvement, and other enhancements, of our information systems.  We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

Net cash used in financing activities was $13.2 million for the three months ended March 31, 2008.  The most significant components of our financing activities are the net change in book overdraft, net change of inventory financing and the purchase of common stock under our share repurchase program.  The net change in book overdraft for the three month period ended March 31, 2008 was a decrease of $4.1 million.  Net change in our inventory financing for the three month period ended March 31, 2008 was a decrease of $8.8 million.  For the three month period ended March 31, 2008, we repurchased $455,000 of our common stock under our share repurchase program.

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
We ended the first quarter of 2008 with 334 account executives.  We expect to continue to hire account executives, but at a lower rate of growth due to corporate initiatives to lower turnover thus reducing hiring requirements in 2008. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Even if we do retain our account executives, there are no assurances that they will become productive at historical levels.  Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

Certain of our key vendors provide us with incentives and other assistance, and any future decline in these incentives and other assistance could materially harm our profit margins and operating results.
We have a variety of relationships with our vendors that in the past have contributed significantly to profit margins.  For example, certain product manufacturers and distributors provide us with incentives in the form of rebates, volume incentive rebates, cash discounts and trade allowances.  Our vendors continue to redefine current programs and there are no assurances that we will attain the level of vendor support in the future that we have obtained in the past.  In addition, many of our vendors provide us with cooperative advertising funds, which reimburse us for expenses associated with specific forms of advertising.  Industry-wide, the trend has been for manufacturers, distributors and vendors to reduce these incentives and programs.  We believe that the 2008 incentives may decline as a percentage of sales compared with historical amounts due to changes in available programs and targets.  If these forms of vendor support significantly decline, or if we are otherwise unable to take advantage of continuing vendor support programs, or if we fail to manage the complexity of these programs, our business, financial condition, cash flows or results of operations could be adversely affected.

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
We are certified as a Minority Business Enterprise (“MBE”) based on Mr. Lalji’s maintenance of voting control of our outstanding common stock.  A decrease in Mr. Lalji’s level of voting power through the issuance of additional equity capital or through a business combination transaction could cause us to lose our MBE certification.  Our MBE certification allows us to compete for certain sales opportunities for which we otherwise may not be able to compete and gives us an advantage in other sales opportunities.  Although we are unable to quantify the portion of our revenue that we receive or retain primarily as a result of our MBE certification, we believe a loss of our MBE certification would cause us to lose potential revenue and competitive advantage in certain sales opportunities and would have an adverse affect on our ability to retain certain customers and compete for certain sales opportunities, as well as on our financial performance.

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
From time to time we have customers that represent more than 10% of total sales. For the three months ended March 31, 2008 and 2007, State Farm Group individually represented more than 10% of total net sales.  Net sales to this customer were $25.6 and $15.7 million for the three months ended March 31, 2008 and 2007, respectively.  Trade receivables for this customer represented approximately 8.9% and 16.0% of total trade receivables for the three months ended March 31, 2008 and 2007, respectively.  The loss of business with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  As of March 31, 2008, $2.5 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

The following table represents the common stock repurchased and retired during the first quarter of 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum amount that may yet be purchased under the plan or program
January 1, 2008 through January 31, 2008	0	$-		$3,000,000
February 1, 2008 through February 28, 2008	47,600	$9.56	47,600	$2,544,723
March 1, 2008 through March 31, 2008	0	$-	0	$2,544,723

Item 6.  Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Form of Restricted Stock Purchase Agreement	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date:  May 9, 2008

By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer