Form 10-Q
period 2008-06-30
ZONES INC
filed 2008-08-11
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008
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

The number of shares of the registrant's Common Stock outstanding as of August 6, 2008 was 13,226,553.

ZONES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Index

Part I.

Item 1.  Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$17,111	$12,004
Receivables, net of allowances of $1,329 and $1,213	67,359	73,581
Vendor receivables, net of allowances of $833 and $780	11,071	15,139
Inventories	20,271	21,278
Prepaid expenses	942	861
Deferred income taxes	1,377	1,377
Total current assets	118,131	124,240
Property and equipment, net	3,286	3,383
Goodwill	5,098	5,098
Deferred income taxes	411	411
Other assets	191	190
Total assets	$127,117	$133,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,223	$37,040
Inventory financing	13,169	20,252
Accrued liabilities	10,648	11,989
Total current liabilities	57,040	69,281
Deferred rent obligation	1,614	1,733
Total liabilities	58,654	71,014

Commitments and contingencies

Shareholders' equity:
Common stock	35,629	35,676
Retained earnings	32,837	26,632
Accumulated other comprehensive loss	(3)
Total shareholders' equity	68,463	62,308
Total liabilities and shareholders' equity	$127,117	$133,322

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,

	2008	2007	2008	2007

Net sales	$158,333	$192,232	$325,089	$340,414
Cost of sales	137,531	169,813	284,723	299,795
Gross profit	20,802	22,419	40,366	40,619

Selling, general and administrative	13,333	12,797	27,151	25,394
Advertising expenses	1,822	2,243	3,565	4,126
Income from operations	5,647	7,379	9,650	11,099

Other (income) expense, net	(139)	239	(243)	215
Income before taxes	5,786	7,140	9,893	10,884
Provision for income taxes	2,160	2,731	3,688	4,164
Net income	$3,626	$4,409	$6,205	$6,720

Basic income per share	$0.27	$0.34	$0.47	$0.51

Shares used in computing basic income per share	13,186	13,127	13,171	13,132

Diluted income per share	$0.25	$0.30	$0.43	$0.46

Shares used in computing diluted income per share	14,556	14,720	14,581	14,720

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance, January 1, 2008	13,133,114	$35,676	$-	$26,632	$62,308
Purchase and retirement of common stock	(47,600)	(455)			(455)
Common stock issued	140,858	73			73
Excess tax benefit from stock options exercised		135			135
Stock-based compensation expense		200			200
Subtotal					62,261
Net income				6,205	6,205
Foreign currency translation adjustments			(3)		(3)
Comprehensive income					6,202
Balance, June 30, 2008	13,226,372	$35,629	$(3)	$32,837	$68,463

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,205	$6,720
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	811	913
Non-cash stock based compensation	200	98
Excess tax benefit from exercise of stock options	(135)	(81)
(Increase) decrease in assets and liabilities:
Receivables, net	10,290	(13,460)
Inventories	1,007	(3,169)
Prepaid expenses and other assets	(82)	(182)
Accounts payable	(57)	(1,427)
Accrued liabilities and deferred rent	(950)	(1,709)
Income taxes payable	(375)	1,443
Net cash provided by (used in) operating activities	16,914	(10,854)

Cash flows from investing activities:
Purchases of property and equipment	(714)	(1,152)
Net cash used in investing activities	(714)	(1,152)

Cash flows from financing activities:
Net change in book overdraft	(3,760)	(2,167)
Net change in line of credit		4,900
Net change in inventory financing	(7,083)	4,068
Excess tax benefit from exercise of stock options	135	81
Purchase and retirement of common stock	(455)	(552)
Cancellation of common stock	(54)
Proceeds from exercise of stock options	127	86
Net cash provided by (used in) financing activities	(11,090)	6,416
Effect of foreign currency on cash flow	(3)
Net increase (decrease) in cash and cash equivalents	5,107	(5,590)
Cash and cash equivalents at beginning of period	12,004	9,191

Cash and cash equivalents at end of period	$17,111	$3,601

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

On July 30, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Zones Acquisition Corp., a Washington corporation (“Acquisition Co.”). Under the terms of the Merger Agreement, Acquisition Co. will be merged with and into the Company, with the Company continuing as the surviving corporation (the “Merger”). Acquisition Co. is owned by our Chairman and Chief Executive Officer, Firoz Lalji.

At the effective time of the Merger, each issued and outstanding share of common stock of the Company (the “Common Stock”), other than any shares owned by Mr. Lalji and certain related parties who will remain shareholders of the Company (collectively, the “Continuing Investors”), by Acquisition Co., by the Company, and by any shareholders who are entitled to and who properly exercise dissenters’ rights under Washington law, will be converted into the right to receive $8.65 in cash, without interest.

Our Board of Directors approved the Merger Agreement on the unanimous recommendation of a Special Committee composed solely of independent directors (the “Special Committee”).

We have made customary representations, warranties and covenants in the Merger Agreement, which expire at the effective time of the Merger. The Merger Agreement permits us to solicit superior proposals from third parties until September 3, 2008, subject to an extension to September 17, 2008 in the discretion of the independent members of the Board of Directors.  In addition, we may, at any time, subject to the terms of the Merger Agreement, respond to unsolicited proposals.  There can be no assurance that this process will result in an alternative transaction to be acquired by a third party.  We do not intend to disclose developments with respect to the solicitation process unless and until our Board of Directors has made a decision.

Acquisition Co. has obtained conditional equity and debt financing commitments for the transactions contemplated by the Merger Agreement, the aggregate proceeds of which will be sufficient for Acquisition Co. to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger not only by a majority of our shareholders generally but also by shareholders holding a majority of shares present in person or by proxy and voting at the shareholders’ meeting other than Mr. Lalji and the other Continuing Investors, and other customary closing conditions. The parties expect to close the transaction in the fourth quarter of 2008.

The Merger Agreement may be terminated under certain circumstances, including if our Board of Directors (or the Special Committee) has determined in good faith that it has received a superior proposal and otherwise complies with certain terms of the Merger Agreement. Upon the termination of the Merger Agreement, under specified circumstances, we will be required to pay Acquisition Co. a termination fee of $750,000. Additionally, under specified circumstances, Acquisition Co. will be required to pay us a termination fee of $750,000. Mr. Lalji has agreed to guarantee any such amounts payable by Acquisition Co. to us.

This description of the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was attached as Exhibit 2.1 to our Current Report on Form 8-K as filed on July 31, 2008, and is incorporated herein by reference.

Index

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

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill is tested for impairment annually on the purchase date or sooner when events indicate that a potential impairment exists.  We perform the assessment annually on March 31, and all goodwill relates to the purchase of Corporate PC Source, Inc.  There were no changes to the carrying amount of goodwill for the periods ended June 30, 2008 and December 31, 2007.

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

Index

Sales are reported net of sales, use or other transaction taxes that are collected from the customers and remitted to taxing authorities.  Sales are reported net of returns and allowances.  We offer limited return rights on our product sales.  We make what we believe to be reasonable estimates of product returns based on significant historical experience. We had allowances for sales returns of $74,000 and $76,000 at June 30, 2008 and December 31, 2007, respectively.

Stock Based Compensation
We maintain equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) or stock appreciation rights to team members and non-employee directors. We issue new shares of common stock upon exercise of stock options, grant of restricted stock and the vesting of RSUs.

Each stock option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The options generally have a contractual life of 10 years and vest and become exercisable in 20% increments over five years.  As of June 30, 2008, there was $43,000 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of 1.03 years.  There were no stock options granted in the six months ended June 30, 2008 or 2007.  Although we do not currently plan to grant additional stock options in 2008, we granted 75,000 shares of performance based restricted stock to certain team members during the second quarter of 2008.  As of June 30, 2008, there was $465,000 of total unrecognized pre-tax compensation expense related to non-vested performance-based restricted stock granted under our equity incentive plans. Subject to achieving the specified performance milestones, this cost is expected to be recognized over a weighted-average period of 2.00 years.

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

Index

3.  Earnings Per Share

We have 45,000,000 common shares authorized.  We have granted options to purchase common shares or restricted stock to certain team members and our non-employee directors.  The following is a reconciliation of the numerators and denominators of the basic and diluted earnings per share computations (in thousands, except per share data).

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Basic earnings per share:
Net income	$3,626	$4,409	$6,204	$6,720
Weighted average shares outstanding	13,186	13,127	13,171	13,132
Basic income per share	$0.27	$0.34	$0.47	$0.51

Diluted earnings per share:
Net income	$3,626	$4,409	$6,204	$6,720
Weighted average shares outstanding	13,186	13,127	13,171	13,132
Stock options	1,370	1,593	1,410	1,588
Total common shares and dilutive securities	14,556	14,720	14,581	14,720
Diluted income per share	$0.25	$0.30	$0.43	$0.46

For the three and six months ended June 30, 2008 and 2007, 77,768 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.  For the three and six months ended June 30, 2008, 56,250 shares attributable to outstanding performance based restricted stock grants were excluded from the calculation of diluted earnings per share based on assumptions determining the probability of the performance criterion.

4.  Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Net income	$3,626	$4,409	$6,204	$6,720
Other comprehensive income (loss):
Foreign currency adjustments	(3)		(3)
Total comprehensive income	$3,623	$4,409	$6,201	$6,720

5.  Commitments and Contingencies

Legal Proceedings
From time to time, we are a party to various legal proceedings, claims, disputes or litigation arising in the ordinary course of business.  We currently believe that the ultimate outcome of any of these proceedings, individually or in the aggregate, will not have a material adverse effect on our business, financial condition, cash flows or results of operations.

Index

Related Party
In June 2004, Fana Auburn LLC, a company owned by one of our officers, who is a majority shareholder and a member of our board of directors, purchased the property and buildings in which our headquarters are located, subject to the existing 11-year lease.  Under the terms of the lease agreement, we are obligated to pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. Our Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future we may have to renew and renegotiate our lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration.  In May 2006, after further review and approval by our Audit Committee, we signed an amendment to the lease agreement increasing the rentable square feet by approximately 18,923 square feet.  The additional square feet increased our annual lease payment by $259,000. Effective January 1, 2007, we have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.   In April 2007, we received a tenant improvement reimbursement from Fana Auburn LLC in the amount of $378,000 related to construction on the additional leased space, which will be amortized over the remaining life of the lease.  For the three months ended June 30, 2008 and 2007 we paid Fana Auburn LLC $541,000 and $549,000, respectively, related to the lease, which is recorded in selling, general and administrative expenses. For the six months ended June 30, 2008 and 2007 we paid Fana Auburn LLC $1.1 million related to the lease, which is recorded in selling, general and administrative expenses.

6.  Segment Information

Our business comprises one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small-to-medium-sized businesses, large enterprise accounts and the public sector markets.

A summary of our sales by product mix follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Notebooks & PDA’s	$32,444	$30,134	$78,771	$50,056
Desktops & Servers	28,954	48,155	54,793	80,840
Software	30,445	30,446	56,274	54,773
Storage	10,264	13,234	22,410	24,942
NetComm	7,874	8,494	15,846	16,966
Printers	12,140	14,763	23,441	27,786
Monitors & Video	12,369	17,372	25,245	31,859
Memory & Processors	4,445	8,762	9,316	16,674
Accessories & Other	19,398	20,872	38,993	36,518

Substantially all of our net sales for the three and six months ended June 30, 2008 and 2007 were made to customers located in the United States.  Substantially all of our assets at June 30, 2008 and December 31, 2007 were located within the United States.  The amount of service revenue included in net sales for the three and six months ended June 30, 2008 was $3.5 million and $5.6 million, respectively, and represented 2.2% and 1.7% of net sales, respectively.  For the three and six months ended June 30, 2007, service revenue included in net sales was $2.5 million and $3.7 million, respectively, representing 1.3% and 1.1% of net sales, respectively.  For the three months ended June 30, 2007, and the six months ended June 30, 2008 and 2007, we had one customer that individually represented more than 10% of total net sales.  Net sales to this customer declined 63.4% in the second quarter of 2008 from $37.2 million for the three months ended June 30, 2007.  Net sales to this customer were $39.3 million and $52.8 million for the six months ended June 30, 2008 and 2007, respectively.  Trade receivables for this customer represented approximately 11.6% and 5.7% of total trade receivables at June 30, 2008 and 2007, respectively.

Index

7.  Share Repurchase Program

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. As of June 30, 2008, $2.5 million remained available for repurchase of shares of our common stock under the program.  The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

8.  Subsequent Events

On July 30, 2008, we entered into a Merger Agreement pursuant to which Acquisition Co., which is owned by our Chairman and Chief Executive Officer, Firoz H. Lalji, will merge with and into Zones in a going private transaction. Following the Merger, Mr. Lalji and the Continuing Investors will own all of the outstanding shares of the surviving corporation, and shares of Common Stock held by all other shareholders will be converted into the right to receive $8.65 per share. The transaction is subject to approval by a majority of our shareholders, as well as by shareholders holding a majority of shares present in person or by proxy and voting at the shareholders’ meeting other than Mr. Lalji and certain related parties who will remain shareholders of the Company, and other customary closing conditions. Assuming satisfaction or waiver of the conditions, the transaction is expected to close during the fourth quarter of 2008.  The Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K as filed on July 31, 2008.

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

Index

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the SMB market (between 50 and 1000 computer users), large and enterprise customers (greater than 1000 computer users) and the public sector (education and state and local governments). Relationships with SMB, large and enterprise customers, and public sector institutions represented 99.4% and 99.1% of total net sales during the six months ended June 30, 2008 and 2007, respectively. The remaining sales were from inbound customers, primarily consumers and small office/home office accounts purchasing mostly Mac platform products.

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

We are dedicated to creating a learning community of empowered individuals to serve our customers with integrity, commitment and passion. At June 30, 2008 we had 760 team members in our consolidated operations, 350 of whom were inbound and outbound account executives. The majority of our team members work at our corporate headquarters in Auburn, Washington.

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

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	86.9	88.3	87.6	88.1
Gross profit	13.1	11.7	12.4	11.9
Selling, general and administrative expenses	8.4	6.7	8.4	7.5
Advertising expenses, net	1.2	1.2	1.1	1.2
Income from operations	3.5	3.8	2.9	3.3
Other (income) expense, net	(0.1)	0.1	(0.1)	0.1
Income before income taxes	3.6	3.7	3.0	3.2
Provision for income taxes	1.4	1.4	1.1	1.2
Net income	2.2%	2.3%	1.9%	2.0%

Selected operating data:
Sales force, end of period	350	324	350	324

Product mix (% of net sales):
Notebooks & PDA’s	20.5%	15.7%	24.2%	14.7%
Desktops & Servers	18.3	25.1	16.9	23.7
Software	19.2	15.8	17.3	16.1
Storage	6.5	6.9	6.9	7.3
NetComm	5.0	4.4	4.9	5.0
Printers	7.7	7.7	7.2	8.2
Monitors & Video	7.8	9.0	7.8	9.4
Memory & Processors	2.8	4.6	2.9	4.9
Accessories & Other	12.2	10.8	11.9	10.7

Comparison of Three Month Periods Ended June 30, 2008 and 2007

Net Sales.   Consolidated net sales for the quarter ended June 30, 2008 decreased 17.6% to $158.3 million compared with $192.2 million in the second quarter of 2007.  Consolidated outbound sales to commercial and public sector accounts decreased 17.4% to $157.5 million in the second quarter of 2008 from $190.7 million in the corresponding period of the prior year.  Sales to our SMB customers decreased 4.6% to $70.8 million for the quarter ended June 30, 2008 from $74.2 million in the second quarter of 2007.  The decrease in sales was a reflection of the economic environment as businesses increased their sales cycle to further evaluate investments in IT products.  Sales to our large enterprise customers are often defined by large non-recurring product roll-outs and specific contractual obligations which have expiration dates.  Sales to our large enterprise customers decreased 25.1% to $80.9 million in the second quarter of 2008 compared with $108.0 million in the second quarter of 2007.  The change is primarily due to a decline in sales to a significant customer. During the second quarter of 2008, sales to this customer declined 63.4% from $37.2 million in the second quarter of 2007.  We did not expect the prior-year magnitude of sales to this customer to repeat in the second quarter of 2008.  Net sales to public sector customers decreased to $5.8 million in the second quarter of 2008 from $8.5 million in the second quarter of 2007.  Inbound sales to consumer and small office/home office customers declined 44.9% to $841,000, which represented 0.5% of net sales.

Gross Profit.  Consolidated gross profit decreased to $20.8 million for the second quarter of 2008, compared with $22.4 million in the second quarter of 2007.  The decrease in gross profit dollars was primarily related to our decreased sales volumes which negatively impacted funding from our vendor programs compared to the prior year.  Gross profit as a percentage of net sales increased to 13.1% in the quarter ended June 30, 2008 compared with 11.7% in the corresponding period of the prior year.  The year-over-year increase is directly related to the significant low margin sales to a single customer in the second quarter of 2007, as well as a 55 basis point increase related to Microsoft Enterprise Agreements received in the second quarter of 2008 compared with the prior year.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, our gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Index

Selling, General and Administrative Expenses.  SG&A expenses increased 4.2% to $13.3 million for the quarter ended June 30, 2008, compared to $12.8 million in 2007.  As a percentage of sales, SG&A increased to 8.4% for the quarter ended June 30, 2008 from 6.7% in the second quarter of 2007, primarily due to decreased sales volumes.   The composition of our SG&A expenses changed due to the following factors:
•
Salaries, wages and benefits increased $446,000 during the second quarter of 2008 compared with the prior year.  The increased expense was primarily due to increased headcount, partially offset by a reduction in variable compensation expense.

•
Professional fees increased $100,000 for the quarter ended June 30, 2008 compared with the quarter ended June 30, 2007, primarily due to increased legal fees relating to our Board of Director’s evaluation of strategic alternatives.

•
Credit card fees increased by $88,000 in the second quarter of 2008 compared with the second quarter of the prior year, primarily due to a one-time receipt of a class action lawsuit settlement in the second quarter of 2007 in connection with having been overcharged fees on processing debit card payments in prior years.

•	Depreciation expense has decreased by $75,000 for the quarter ended June 30, 2008 compared with the second quarter of 2007 primarily due to the aging of fixed assets.

For the periods ending June 30, 2008 and 2007, warehousing and distribution network costs totaled $564,000 and $647,000, respectively.

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.  Our net cost of advertising decreased to $1.8 million in the three month period ended June 30, 2008 from $2.2 million in the comparable 2007 period.
•
Gross advertising expense decreased to $2.1 million for the second quarter of 2008 compared with $2.6 million in the second quarter of 2007, primarily due to decreased expenses associated with catalog distribution and lead management expense.

•
Gross advertising vendor reimbursements decreased to $274,000 in the second quarter of 2008 from $324,000 in the second quarter of 2007. We have classified substantially all vendor consideration as a reduction of cost of goods sold rather than as a reduction of advertising expense.

Other Income/Expense, net.  Other income was $139,000 for the quarter ended June 30, 2008 compared with $239,000 other expense in the quarter ended June 30, 2007.  Interest expense related to our use of the working capital line was $0 and $276,000 for the three month periods ended June 30, 2008 and 2007, respectively.  The interest income for the three months ended June 30, 2008 was $139,000, compared with $38,000 for the second quarter of 2007.  Interest income represent amounts earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the quarter ended June 30, 2008 was $2.2 million compared with $2.7 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 37.3% for the quarter ended June 30, 2008 compared with 38.2% for the quarter ended June 30, 2007.  The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Index

Net Income.  Net income for the quarter ended June 30, 2008 was $3.6 million compared with $4.4 million in the second quarter of 2007.  Basic and diluted income per share was $0.27 and $0.25, respectively, for the three months ended June 30, 2008, compared with $0.34 and $0.30, respectively, for the quarter ended June 30, 2007.

Comparison of Six Month Periods Ended June 30, 2008 and 2007

Net Sales.  Consolidated net sales for the six months ended June 30, 2008 decreased 4.5% to $325.1 million compared with $340.4 million in the six months ended June 30, 2007.  Consolidated outbound sales to commercial and public sector accounts decreased 4.2% to $323.1 million in the six months ended June 30, 2008 from $337.3 million in the corresponding period of the prior year.  Sales to our SMB customers increased 3.3% to $142.7 million for the six months ended June 30, 2008 from $138.2 million in the comparable period of 2007.  Growth in our SMB sales was primarily due to headcount increases in our Portland sales center. Headcount in our Portland Sales center has increased to 108 sales account executives at June 30, 2008 from 87 sales account executives at June 30, 2007.  Sales to our large enterprise customers decreased 8.8% to $169.0 million in the first six months of 2008 compared with $185.4 million in the first six months of 2007.  The change is primarily due to a decline in sales to a significant customer. During the six months ended June 30, 2008, sales to this customer declined 25.7% from $52.8 million in the six months ended June 30, 2007.  We did not expect the magnitude of sales to this customer to repeat in the first half of 2008.    Net sales to public sector customers decreased to $11.3 million in the first six months of 2008 from $13.7 million in the first six months of 2007.  Inbound sales to consumer and small office home office customers declined 36.5% to $2.0 million, which represented 0.6% of net sales.

Gross Profit. Consolidated gross profit decreased slightly to $40.4 million for the six months ended June 30, 2008, compared with $40.6 million in the first six months of 2007.  Gross profit as a percentage of net sales increased to 12.4% in the six months ended June 30, 2008 compared with 11.9% in the corresponding period of the prior year.  The increase is directly related to the large low margin sales to a single customer in the second quarter of 2007, as well as an increase in fees earned from Microsoft Enterprise Agreements.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, our gross profit may not be comparable to a company that includes its warehousing and distribution network expenses as a cost of sales.

Selling, General and Administrative Expenses.  SG&A expenses increased to $27.2 million for the six months ended June 30, 2008 compared with $25.4 million in the comparable period of 2007.  As a percentage of sales, SG&A increased to 8.4% for the six months ended June 30, 2008 from 7.5% in the six months ended June 30, 2007, primarily as a function of the decrease in sales volumes.  The increase in SG&A expenses was due to the following factors:
•
Salaries, wages and benefits increased $1.4 million during the first six month of 2008 compared with the same period of the prior year, primarily due the increase in headcount.  Our total headcount increased to 760 team members at June 30, 2008 compared to 669 at June 30, 2007.  Our June 30, 2008 headcount includes 53 team members in our Indian subsidiary.

•
Professional fees increased $393,000 for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, primarily due to increased legal fees in 2008 relating to our Board of Director’s evaluation of strategic alternatives.

•	Bad debt expense has increased $125,000 for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, primarily due to the adjustment of reserves for vendor receivables.
•	Depreciation expense has decreased $102,000 for the six months ended June 30, 2008 compared with the six months ended June 30, 2007, mostly attribute to the aging of fixed assets.

For the periods ending June 30, 2008 and 2007, warehousing and distribution network costs remained flat at $1.2 million.

Index

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.  Our net cost of advertising decreased to $3.6 million in the six month period ended June 30, 2008 from $4.1 million in the comparable period in 2007.
•
Gross advertising expense decreased to $4.3 million for the first six months of 2008 compared with $4.9 million in the first six months of 2007, primarily due to declines in our expenses associated with catalog distribution and vendor-specific marketing activities.

•
Gross advertising vendor reimbursements decreased to $717,000 in the six months ended June 30, 2008 from $777,000 in the six months ended June 30, 2007.  As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of goods sold rather than a reduction of advertising expense.

Other Income/Expense, net.  Other income was $243,000 for the six months ended June 30, 2008 compared with other expense of  $215,000 for the six months ended June 30, 2007.   Interest expense related to the use of our working capital line was $2,000 and $307,000 for the six month periods ended June 30, 2008 and 2007, respectively.  The interest income was $245,000 for the six months ended June 30, 2008 compared with $94,000 for the six months ended June 30, 2007.  Interest income represent amounts earned on short-term investments and finance charges collected from certain customers, which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the six months ended June 30, 2008 was $3.7 million compared with $4.2 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 37.3% for the six months ended June 30, 2008 compared with 38.3% for the six months ended June 30, 2007.  The effective tax rate is dependent upon our estimations regarding the level of annual pre-tax income, state taxes, the magnitude of any nondeductible expenses in relation to that pre-tax amount and various other factors.

Net Income.  Net income for the six months ended June 30, 2008 was $6.2 million compared with $6.7 million in the first six months of 2007.  Basic and diluted income per share was $0.47 and $0.43, respectively, for the six months ended June 30, 2008, compared with $0.51 and $0.46, respectively, for the six months ended June 30, 2007.

Liquidity and Capital Resources

Working Capital.

Our total assets were $127.1 million at June 30, 2008, of which $118.1 million were current assets.  At June 30, 2008 and December 31, 2007, we had cash and cash equivalents of $17.1 million and $12.0 million, respectively, and had working capital of $61.1 million and $55.0 million, respectively. The increase in working capital was primarily a result of a decline in our accounts payable and inventory financing balance, and collection of trade accounts receivable which increased our on-hand cash and cash equivalents.

Stock Repurchase Program.

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  As of June 30, 2008, $2.5 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

There was no activity during the quarter ended June 30, 2008.

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

Index

We have a $50.0 million secured line of credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each fiscal year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%.  Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the line of credit are due on demand.  Amounts owed under the inventory financing facility do not bear interest if paid within terms, usually 30 days from invoice date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation.  At June 30, 2008, there were no outstanding working capital advances, and inventory financing arrangements of $13.2 million were owed to this financial institution.  At June 30, 2008, we were in compliance with all covenants of this facility.

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

Cash Flows

Net cash provided by operating activities was $16.9 million in the six months ended June 30, 2008.  The primary factors that affected cash flow from operating activities during this period were account and vendor receivables and inventory levels.  Account and vendor receivables decreased $10.3 million due to changes in sales volumes and collection efforts.  Inventory decreased $1.0 million.  Included in inventory at June 30, 2008, was $5.3 million of inventories pursuant to customer contracts, which will be recorded as net sales when the criteria for sales recognition are met.

Net cash used in investing activities was $714,000 in the six months ended June 30, 2008.  Cash outlays for capital expenditures were $714,000 for the six months ended June 30, 2008.   Capital expenditures were primarily for leasehold improvements to our corporate headquarters, and continued improvement and other enhancements of our information systems.  We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

The most significant components of our financing activities are:  the purchase of common stock under our share repurchase program, net change in inventory financing and net change in book overdraft.  For the six month period ended June 30, 2008, we repurchased $455,000 of our common stock under our share repurchase program.  Net change in our book overdraft for the six month period ended June 30, 2008 was a decrease of $3.8 million.  Inventory financing decreased $7.1 million due to fluctuations in our purchasing and payment cycles.

Subsequent Events

On July 30, 2008, we entered into a Merger Agreement pursuant to which Acquisition Co., which is owned by our Chairman and Chief Executive Officer, Firoz H. Lalji, will merge with and into Zones in a going private transaction. Following the Merger, Mr. Lalji and the Continuing Investors will own all of the outstanding shares of the surviving corporation, and shares of Common Stock held by all other shareholders will be converted into the right to receive $8.65 per share. The transaction is subject to approval by a majority of our shareholders, as well as by shareholders holding a majority of shares present in person or by proxy and voting at the shareholders’ meeting other than Mr. Lalji and certain related parties who will remain shareholders of the Company, and other customary closing conditions. Assuming satisfaction or waiver of the conditions, the transaction is expected to close during the fourth quarter of 2008.  The Merger Agreement is attached as Exhibit 2.1 to our Current Report on Form 8-K as filed on July 31, 2008.

Index

We might find it necessary to terminate the Merger Agreement under certain specified circumstances in order to enter into a definitive agreement implementing an alternative acquisition proposal. If we so terminate the Merger Agreement, we are required to pay Acquisition Co. a termination fee equal to $750,000, or $300,000 if we terminate to enter into an agreement with respect to a superior proposal received before the end of the “go-shop” period. In addition, if our shareholders fail to approve the Merger, and under certain other specified circumstances, we would be required to reimburse Acquisition Co. for certain of its expenses, up to a maximum of $300,000, and regardless of whether the Merger is consummated, we are required to pay fees for legal, financial, printing and other services in connection with the Merger..

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

Item 4.  Controls and Procedures

Under the supervision and with the participation of our management team, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There has been no change in our internal control over financial reporting during our most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

The certifications required by Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits 31.1 and 31.2, respectively, to this Quarterly Report on Form 10-Q.

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

Failure to complete the going private transaction would likely have an adverse effect on us.
On July 30, 2008, we entered into a Merger Agreement pursuant to which Acquisition Co., which is owned by our Chairman and Chief Executive Officer, Firoz H. Lalji, will merge with and into Zones in a going private transaction. Following the Merger, Mr. Lalji and the Continuing Investors will own all of the outstanding shares of the surviving corporation, and shares of Common Stock held by all other shareholders will be converted into the right to receive $8.65 per share.  There can be no assurance that the conditions to closing specified in the Merger Agreement will be satisfied.  In connection with the going private transaction, we are subject to several risks, including the following:

Index

•
On July 30, 2008, the last trading day prior to the announcement of management’s proposal of the merger, our common stock closed at $5.44 per share. After that announcement, the stock price rose to trade close to the $8.65 per share proposal price. Since the merger agreement was signed, our common stock has traded generally between $8.23 and $8.35 per share. The current price of our common stock may reflect a market assumption that the merger will close. If the merger is not consummated, the stock price would likely retreat from its current trading range.

•
Certain costs relating to the merger, including legal, accounting and financial advisory fees, are payable by us whether or not the merger is completed. These costs will be substantial and may materially reduce our earnings per share.

•
Under circumstances set out in the Merger Agreement, if the going private transaction is not completed, we may be required to pay the acquiring company a termination fee of $750,000 and reimburse up to $300,000 of the acquiring company’s expenses, which will be credited against the termination fee if it becomes payable.

•
Our management’s and our team members’ attention will be diverted from our day-to-day operations; we may experience team member attrition; and our business, including our vendor and customer relationships, may be disrupted during the period while the going private transaction remains pending. These risks could increase if the transaction is not consummated.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of the acquiring company). These restrictions on our business activities could have a material adverse effect on our future results of operations or financial condition.

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

Index

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
We ended the second quarter of 2008 with 350 account executives.  We expect to continue to hire account executives, but at a lower rate of growth due to corporate initiatives to lower turnover thus reducing hiring requirements in 2008. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Even if we do retain our account executives, there are no assurances that they will become productive at historical levels.  Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

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
Firoz H. Lalji, our Chairman and Chief Executive Officer, beneficially owns approximately 51% of the outstanding shares of Zones common stock, excluding shares that he may acquire upon exercise of stock options that he holds.  The voting power of these shares enables Mr. Lalji to significantly influence our affairs and the vote on corporate matters to be decided by our shareholders, including the outcome of elections of directors.  This effective voting control may preclude other shareholders from being able to influence shareholder votes and could block changes to our articles of incorporation or bylaws, which could adversely affect the trading price of our common stock.

On July 30, 2008, we entered into a Merger Agreement pursuant to which Acquisition Co., which is owned by our Chairman and Chief Executive Officer, Firoz H. Lalji, will merge with and into Zones in a going private transaction, and the shares of Common Stock held by shareholders other than Mr. Lalji and the Continuing Investors will be converted into the right to receive $8.65 per share. Although the Merger Agreement contains a “go-shop” provision that permits us to solicit superior proposals during a limited time period and to terminate the Merger Agreement and enter into an alternative transaction to be acquired by a third party, any alternative transaction would be subject to the approval of Mr. Lalji as our majority shareholder. In addition, Mr. Lalji’s effective voting control and matching rights contained in the Merger Agreement may discourage other bidders from making a superior proposal.

We may lose potential revenue and competitive advantage if we lose our certification as a Minority Business Enterprise.
We are certified as a Minority Business Enterprise (“MBE”) based on Mr. Lalji’s maintenance of voting control of our outstanding common stock.  A decrease in Mr. Lalji’s level of voting power through the issuance of additional equity capital or through a business combination transaction could cause us to lose our MBE certification.  Our MBE certification allows us to compete for certain sales opportunities for which we otherwise may not be able to compete and gives us an advantage in other sales opportunities.  Although we are unable to quantify the portion of our revenue that we receive or retain primarily as a result of our MBE certification, we believe a loss of our MBE certification would cause us to lose potential revenue and competitive advantage in certain sales opportunities and could have an adverse affect on our ability to retain certain customers and compete for certain sales opportunities, as well as on our financial performance.

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
From time to time we have customers that represent more than 10% of total sales. For the three months ended June 30, 2007, and the six months ended June 30, 2008 and 2007, State Farm Group individually represented more than 10% of total net sales.  Net sales to this customer declined 63.4% during the second quarter of 2008 from $37.2 million in the second quarter of 2007.  Net sales to this customer were $39.3million and $52.8 million for the six months ended June 30, 2008 and 2007, respectively.  Trade receivables for this customer represented approximately 11.6% and 5.7% of total trade receivables at June 30, 2008 and 2007, respectively.  The loss of business with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Index

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  As of June 30, 2008, $2.5 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

There was no activity during the quarter ended June 30, 2008.

Item 4.  Submission of Matters to a vote of Security Holders

We held our annual meeting of shareholders on May 15, 2008. Two matters were voted upon and approved by our shareholders.  The presentation below describes the matters voted upon and the results of the shareholder vote.

1.  Election of Directors

Nominee	Votes For	Withheld
John H. Bauer	12,265,213	95,674
Kathryn Hatch	12,209,923	150,964
William C. Keiper	12,274,013	86,874
Kenneth Kirkpatrick	12,201,366	159,521
Firoz H. Lalji	12,265,003	95,884

All of the foregoing candidates were elected.

2.  Ratification of appointment of Grant Thornton LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

Votes For	Votes Against	Abstentions	Broker Non Votes
12,286,143	73,188	1,556	0

The foregoing proposal was approved.

Index

Item 6.  Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
10.1	Summary of Zones, Inc. Special Committee Compensation	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: August 11, 2008

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer