Form 10-K/A
period 2007-12-31
ZONES INC
filed 2008-08-12
CIK 1013786

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

EXPLANATORY NOTE

Zones, Inc (the “Company,”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was filed on March 3, 2008 (the “Original Filing”), to correct an inadvertent omission in  Item 9A of the Original Filing

Except for the matters disclosed in Item 9A and Exhibits 31.1 and 31.2, this amendment does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

Part II.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act 13a-15(f)   Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

Management’s internal control report was not subject to attestation by our independent registered public accounting firm pursuant to the temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this assessment.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.           pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.           provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.          provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during fiscal 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part IV

Item 15. Exhibits and Financial Statement Schedules

 (b)  Exhibits:

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

Date: August 12, 2008

	By:	/S/ FIROZ H. LALJI

Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN

Ronald P. McFadden, Chief Financial Officer