Form 10-K/A
period 2007-12-31
ZONES INC
filed 2008-10-15
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE

Zones, Inc (the “Company,”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007, which was originally filed on March 3, 2008 (the “Original Filing”), and was amended by Amendment No. 1 to Form 10-K filed on August 12, 2008.  The purpose of the Amendment is to amend and restate Item 9A in its entirety. As disclosed below, Item 9A revises management’s conclusions regarding the effectiveness of the Company's disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file management’s annual report on internal control over financial reporting in the Original Filing.

Except for the matters disclosed in Item 9A and Exhibits 31.1 and 31.2, this amendment does not modify, amend or update in any way any other item or disclosure in the Original Filing. The Original Filing continues to speak as of its date, and we have not updated the disclosures therein to reflect any events that occurred at a date subsequent to the filing of the Original Filing.

Part II.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).   Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures were not effective based solely on the inadvertent omission of the required management’s report on internal control over financial reporting in our Original Filing.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth fiscal quarter of 2007 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date:  October 15, 2008
By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ JOHN H. BAUER*	Director	October 15, 2008
John H. Bauer

/S/ CATHI HATCH*	Director	October 15, 2008
Cathi Hatch

/S/ WILLIAM C. KEIPER*	Director	October 15, 2008
William C. Keiper

/S/ KENNETH M. KIRKPATRICK*	Director	October 15, 2008
Kenneth M. Kirkpatrick

/S/ FIROZ H. LALJI	Director	October 15, 2008
Firoz H. Lalji

* Ronald P. McFadden, as attorney in fact