Form 10-Q
period 2008-09-30
ZONES INC
filed 2008-11-14
CIK 1013786

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008
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

The number of shares of the registrant's Common Stock outstanding as of November 12, 2008 was 13,229,613.

 ZONES, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Index

Part I.

Item 1.  Financial Statements

ZONES, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	September 30,	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$12,262	$12,004
Receivables, net of allowances of $1,436 and $1,213	91,975	73,581
Vendor receivables, net of allowances of $744 and $780	14,917	15,139
Inventories	21,253	21,278
Prepaid expenses	909	861
Deferred income taxes	1,377	1,377
Total current assets	142,693	124,240
Property and equipment, net	3,214	3,383
Goodwill	5,098	5,098
Deferred income taxes	411	411
Other assets	203	190
Total assets	$151,619	$133,322

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	46,124	$37,040
Inventory financing	17,557	20,252
Accrued liabilities	14,736	11,479
Income taxes payable	1,969	510
Total current liabilities	80,386	69,281
Deferred rent obligation	1,567	1,733
Total liabilities	81,953	71,014

Commitments and contingencies

Shareholders' equity:
Common stock	35,672	35,676
Retained earnings	34,001	26,632
Accumulated other comprehensive loss	(7)
Total shareholders' equity	69,666	62,308
Total liabilities and shareholders' equity	$151,619	$133,322

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net sales	$197,720	$162,970	$522,809	$503,384
Cost of sales	177,643	144,685	462,366	444,480
Gross profit	20,077	18,285	60,443	58,904

Selling, general and administrative	15,246	12,104	42,397	37,497
Advertising expenses	1,821	2,108	5,385	6,234
Income from operations	3,010	4,073	12,661	15,173

Other (income) expense, net	(127)	5	(370)	221
Income before taxes	3,137	4,068	13,031	14,952
Provision for income taxes	1,973	1,457	5,662	5,621
Net income	$1,164	$2,611	$7,369	$9,331

Basic income per share	$0.09	$0.20	$0.56	$0.71

Shares used in computing basic income per share	13,196	13,146	13,179	13,137

Diluted income per share	$0.08	$0.18	$0.51	$0.63

Shares used in computing diluted income per share	14,550	14,736	14,570	14,725

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share data)
(unaudited)

	Common Stock		Accumulated Other Comprehensive	Retained
	Shares	Amount	Loss	Earnings	Total

Balance, January 1, 2008	13,133,114	$35,676	$-	$26,632	$62,308
Purchase and retirement of common stock	(47,600)	(455)			(455)
Common stock issued	140,517	63			63
Excess tax benefit from stock options exercised		137			137
Stock-based compensation expense		251			251
Subtotal					62,304
Net income				7,369	7,369
Foreign currency translation adjustments			(7)		(7)
Comprehensive income					7,362
Balance, September 30, 2008	13,226,031	$35,672	$(7)	$34,001	$69,666

See notes to consolidated financial statements

Index

ZONES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,369	$9,331
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,201	1,362
Non-cash stock based compensation	251	129
Excess tax benefit from exercise of stock options	(137)	(140)
(Increase) decrease in assets and liabilities:
Receivables, net	(18,172)	(17,247)
Inventories	25	(1,503)
Prepaid expenses and other assets	(61)	240
Accounts payable	8,336	6,175
Accrued liabilities and deferred rent	3,091	(1,721)
Income taxes payable	1,596	(378)
Net cash provided by (used in) operating activities	3,499	(3,752)

Cash flows from investing activities:
Purchases of property and equipment	(1,033)	(1,301)
Net cash used in investing activities	(1,033)	(1,301)

Cash flows from financing activities:
Net change in book overdraft	748	(1,218)
Net change in line of credit		2,000
Net change in inventory financing	(2,695)	1,824
Excess tax benefit from exercise of stock options	137	140
Purchase and retirement of common stock	(455)	(552)
Cancellation of common stock	(68)
Proceeds from exercise of stock options	132	176
Net cash provided by (used in) financing activities	(2,201)	2,370
Effect of foreign currency on cash flow	(7)
Net increase (decrease) in cash and cash equivalents	258	(2,683)
Cash and cash equivalents at beginning of period	12,004	9,191

Cash and cash equivalents at end of period	$12,262	$6,508

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

On November 7, 2008, we announced that in order to reflect general economic conditions, we have updated our financial projections for 2009 and reached a preliminary understanding relative to a reduced price and other revised terms with Acquisition Co.

At the effective time of the Merger, each issued and outstanding share of common stock of the Company (the “Common Stock”), other than any shares owned by Mr. Lalji and certain related parties who will remain shareholders of the Company (collectively, the “Continuing Investors”), by Acquisition Co., by the Company, and by any shareholders who are entitled to and who properly exercise dissenters’ rights under Washington law, will be converted into the right to receive $7.00 in cash, without interest.

Our Board of Directors approved the Merger Agreement on the unanimous recommendation of a Special Committee composed solely of independent directors (the “Special Committee”).

We have made customary representations, warranties and covenants in the Merger Agreement, which expire at the effective time of the Merger. The Merger Agreement permitted us to solicit superior proposals from third parties until September 4, 2008, subject to an extension to September 17, 2008 in the discretion of the independent members of the Board of Directors.  In addition, we may, at any time, subject to the terms of the Merger Agreement, respond to unsolicited proposals.  There can be no assurance that this process will result in an alternative transaction to be acquired by a third party.  We do not intend to disclose developments with respect to the solicitation process unless and until our Board of Directors has made a decision.

Acquisition Co. has obtained conditional equity and debt financing commitments or term sheets for the transactions contemplated by the Merger Agreement and has represented to us that the aggregate proceeds of such financing commitments or term sheets will be sufficient for Acquisition Co. to pay the aggregate merger consideration and all related fees and expenses. Consummation of the Merger is not subject to a financing condition, but is subject to various other conditions, including approval of the Merger not only by a majority of our shareholders generally but also by shareholders holding a majority of shares present in person or by proxy and voting at the shareholders’ meeting other than Mr. Lalji and the other Continuing Investors, and other customary closing conditions. The parties expect to close the transaction in the fourth quarter of 2008.

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

Index

This description of the Merger and the Merger Agreement is only a summary, does not purport to be complete and is qualified in its entirety by reference to the Merger Agreement, which was attached as Exhibit 2.1 to our Current Report on Form 8-K as filed with the SEC on July 31, 2008, and is incorporated herein by reference.

2.  Summary of Significant Accounting Policies

The accompanying unaudited consolidated financial statements and notes have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and consequently do not include all of the disclosures normally required by generally accepted accounting principles.

Basis of Presentation
In the opinion of management, the accompanying unaudited consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which in the opinion of management are necessary for a fair statement of the financial position and operating results for the interim periods presented.  The results of operations for such interim periods are not necessarily indicative of results for the full year.  These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 3, 2008, as amended on October 15, 2008.

Summary of significant accounting policies
The significant accounting policies used in the preparation of our financial statements are disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

Goodwill
In accordance with SFAS No. 142,"Goodwill and Other Intangible Assets," goodwill is tested for impairment annually on the purchase date or sooner when events indicate that a potential impairment exists.  We perform the assessment annually on March 31, and all goodwill relates to the purchase of Corporate PC Source, Inc.  There were no changes to the carrying amount of goodwill for the period ended September 30, 2008.

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

Index

Sales are reported net of sales, use or other transaction taxes that are collected from the customers and remitted to taxing authorities.  Sales are reported net of returns and allowances.  We offer limited return rights on our product sales.  We make what we believe to be reasonable estimates of product returns based on significant historical experience. We had allowances for sales returns of $90,000 and $76,000 at September 30, 2008 and December 31, 2007, respectively.

Stock Based Compensation
We maintain equity incentive plans under which we may grant non-qualified stock options, incentive stock options, restricted stock, restricted stock units (“RSU”) or stock appreciation rights to team members and non-employee directors. We issue new shares of common stock upon exercise of stock options, grant of restricted stock and the vesting of RSUs.

Each stock option granted has an exercise price of 100% of the market value of the common stock on the date of the grant. The options generally have a contractual life of 10 years and vest and become exercisable in 20% increments over five years.  As of September 30, 2008, there was $30,000 of total unrecognized pre-tax compensation expense related to non-vested stock options granted under our equity incentive plans. This cost is expected to be recognized over a weighted-average period of 1.00 year.  We granted no stock options in the nine months ended September 30, 2008 or 2007.  We granted 75,000 shares of performance based restricted stock to certain team members during the second quarter of 2008.  As of September 30, 2008, there was $426,000 of total unrecognized pre-tax compensation expense related to non-vested performance-based restricted stock granted under our equity incentive plans.  This cost, subject to achieving specific performance milestones, is expected to be recognized over a weighted-average period of 1.91 years.

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

Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. SFAS 157 is effective for our fiscal year 2008. In February 2008, the FASB issued Staff Position No. 157-2, which provides a one-year delayed application of SFAS 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Early adoption is permitted. The adoption of SFAS 157 did not have a significant effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). Under SFAS 159, entities may elect to measure specified financial instruments and warranty and insurance contracts at fair value on a contract-by-contract basis, with changes in fair value recognized in earnings each reporting period. The election, called the fair value option, will enable entities to achieve an offset accounting effect for changes in fair value of certain related assets and liabilities without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of a company’s first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a significant effect on our consolidated financial statements.

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

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Basic earnings per share:

Net income	$1,164	$2,611	$7,369	$9,331

Weighted average shares outstanding	13,196	13,146	13,179	13,137

Basic income per share	$0.09	$0.20	$0.56	$0.71

Diluted earnings per share:

Net income	$1,164	$2,611	$7,369	$9,331

Weighted average shares outstanding	13,196	13,146	13,179	13,137
Stock options	1,354	1,590	1,391	1,588
Total common shares and dilutive securities	14,550	14,736	14,570	14,725

Diluted income per share	$0.08	$0.18	$0.51	$0.63

For the three and nine months ended September 30, 2008 and 2007, 77,768 shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive.  For the three and nine months ended September 30, 2008, 56,250 shares attributable to outstanding stock grants were excluded from the calculation of diluted earnings per share based on assumptions determining the probability of the performance criterion.

4.  Comprehensive Income

Our total comprehensive income was as follows for the periods presented (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Net income	$1,164	$2,611	$7,369	$9,331
Other comprehensive income (loss):
Foreign currency adjustments	(4)		(7)
Total comprehensive income	$1,160	$2,611	$7,362	$9,331

Index

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

On August 13, 2008, a putative shareholder class action was filed in the Superior Court of Washington for King County against us, our Board of Directors and Acquisition Co.  The lawsuit alleged that members of our Board of Directors breached their fiduciary duties, and that Acquisition Co. aided and abetted those alleged breaches of fiduciary duties by entering into the Merger Agreement. The lawsuit alleged, among other things, that the merger price was “unfair,” that the merger agreement precluded competitive bidding by other potential acquirers, and that the preliminary proxy statement filed by the Company with the SEC was misleading or incomplete. Plaintiff sought, among other relief, to enjoin the merger, rescission of the merger, accounting for any improper profits received by the defendants, and attorneys’ fees.

On October 14, 2008, the defendants entered into a memorandum of understanding with the plaintiff providing for the settlement of the lawsuit, subject to customary conditions, including completion of appropriate settlement documentation, confirmatory discovery and all necessary court approvals. As contemplated by the memorandum of understanding, we have included certain additional disclosures in our proxy statement filed on October 17, 2008. While we believe this lawsuit is without merit, we have entered into the memorandum of understanding to avoid the risk of delaying the merger and to minimize the expense of defending the action. The settlement, if completed and approved by the court, will resolve all of the claims that were or could have been brought in the action, including all claims relating to the merger. In connection with the settlement, we have agreed not to contest a petition by plaintiff’s counsel for up to $160,000 in attorneys’ fees and up to $10,000 in actual out-of-pocket expenses, subject to court approval.

Related Party
In June 2004, Fana Auburn LLC, a company owned by one of our officers, who is a majority shareholder and a member of our board of directors, purchased the property and buildings in which our headquarters are located, subject to the existing 11-year lease.  Under the terms of the lease agreement, we are obligated to pay lease payments aggregating from $1.0 million to $1.3 million per year, plus apportioned real estate taxes, insurance and common area maintenance charges. Our Audit Committee reviewed and approved this related party transaction, and also the potential corporate opportunity, recognizing that in the future we may have to renew and renegotiate our lease and that such renewal and renegotiation would also present a related party transaction, which would be subject to further Audit Committee review and consideration.  In May 2006, after further review and approval by our Audit Committee, we signed an amendment to the lease agreement increasing the rentable square feet by approximately 18,923 square feet.  The additional square feet increased our annual lease payment by $259,000. Effective January 1, 2007, we have approximately 125,196 rentable square feet located at 1102 15th Street SW, Auburn, WA.   In April 2007, we received a tenant improvement reimbursement from Fana Auburn LLC in the amount of $378,000 related to construction on the additional leased space, which will be amortized over the remaining life of the lease.  For the three months ended September 30, 2008 and 2007 we paid Fana Auburn LLC $540,000 and $535,000, respectively, related to the lease, which is recorded in selling, general and administrative expenses. For the nine months ended September 30, 2008 and 2007 we paid Fana Auburn LLC $1.6 million related to the lease, which is recorded in selling, general and administrative expenses.

Index

6.  Segment Information

Our business comprises one reportable segment: a single-source, multi-vendor direct marketing reseller of name brand information technology products to small-to-medium-sized businesses, large enterprise accounts and the public sector markets.

A summary of our sales by product mix follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Notebooks & PDA’s	$35,907	$20,855	$114,591	$70,876
Desktops & Servers	37,198	30,383	92,019	111,131
Software	37,795	38,362	94,095	93,269
Storage	10,192	10,517	32,577	35,443
NetComm	9,309	9,285	25,153	26,264
Printers	14,146	13,111	37,587	40,895
Monitors & Video	28,884	16,217	54,227	48,087
Memory & Processors	5,556	7,865	14,871	24,538
Accessories & Other	18,733	16,375	57,689	52,881

Substantially all of our net sales for the three and nine months ended September 30, 2008 and 2007 were made to customers located in the United States.  Substantially all of our assets at September 30, 2008 and December 31, 2007 were located within the United States.  The amount of service revenue included in net sales for the three and nine months ended September 30, 2008 was $2.1 million and $7.6 million, respectively, and represented 1.1% and 1.5% of net sales, respectively.  For the three and nine months ended September 30, 2007, service revenue included in net sales was $1.6 million and $5.3 million, respectively, representing 1.0% and 1.1% of net sales, respectively.  For the three months ended September 30, 2008, and the nine months ended September 30, 2008 and 2007, we had one customer that individually represented more than 10% of total net sales.  Net sales to this customer were $29.3 million for the three months ended September 30, 2008.  Net sales to this customer were $68.6 million and $58.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Trade receivables for this customer represented approximately 18.4% and 0.8% of total trade receivables at September 30, 2008 and 2007, respectively.   Also, for the three months ended September 30, 2008, we had an additional customer which represented 9.7% of total net sales, or $19.1 million, and represented approximately 5.6% of total trade receivables at September 30, 2008.

7.  Share Repurchase Program

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices. As of September 30, 2008, $2.5 million remained available for repurchase of shares of our common stock under the program.  The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This section contains forward-looking statements based on management’s current expectations, estimates and projections about the industry, management’s beliefs, and certain assumptions made by management. These statements are made pursuant to the safe harbor provision of the Private Securities Litigation Reform Act of 1995. All statements, trends, analyses and other information contained in this report relative to trends in net sales, gross margin and anticipated expense levels, as well as other statements, including words such as “anticipate,” “believe,” “plan,” “expect,” “estimate,” “intend” and other similar expressions, constitute forward-looking statements. These forward-looking statements involve risks and uncertainties, and actual results may differ materially from those anticipated or expressed in such statements.  Potential risks and uncertainties that may cause actual results to differ materially from those expressed or implied include, among others, those set forth in Item 1A of this document and those contained in our Annual Report on Form 10-K for the year ended December 31, 2007 as filed with the Securities and Exchange Commission on March 3, 2008 and amended on October 15, 2008.  Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise.

Index

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

Overview

We are a direct marketing reseller of technology hardware, software and services. We procure and fulfill IT solutions for the SMB market (between 50 and 1000 computer users), large and enterprise customers (greater than 1000 computer users) and the public sector (education and state and local governments). Relationships with SMB, large and enterprise customers, and public sector institutions represented 99.5% and 99.1% of total net sales during the nine months ended September 30, 2008 and 2007, respectively. The remaining sales were from inbound customers, primarily consumers and small office/home office accounts purchasing mostly Mac platform products.

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

We are dedicated to creating a learning community of empowered individuals to serve our customers with integrity, commitment and passion. At September 30, 2008 we had 781 team members in our consolidated operations, 365 of whom were inbound and outbound account executives. The majority of our team members work at our corporate headquarters in Auburn, Washington.

We make additional company information available free of charge on our website, www.zones.com/IR.

Index

Critical Accounting Policies

In Item 7 (“Management’s Discussion and Analysis of Financial Condition and Results of Operations”) of our Annual Report on Form 10-K for the year ended December 31, 2007, which was filed with the Securities and Exchange Commission on March 3, 2008 as amended on October 15, 2008, we included a discussion of the most significant accounting policies and estimates used in the preparation of our financial statements. There has been no material change in the policies and estimates used in the preparation of our financial statements since the filing of our most recent annual report.

Results of Operations

The following table presents our unaudited consolidated results of operations, as a percentage of net sales, and selected operating data for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	89.8	88.8	88.4	88.3
Gross profit	10.2	11.2	11.6	11.7
Selling, general and administrative expenses	7.7	7.4	8.1	7.4
Advertising expenses, net	0.9	1.3	1.0	1.2
Income from operations	1.6	2.5	2.5	3.1
Other (income) expense, net	(0.1)	0.0	(0.1)	0.1
Income before income taxes	1.7	2.5	2.6	3.0
Provision for income taxes	1.0	0.9	1.1	1.1
Net income	0.7%	1.6%	1.5%	1.9%

Selected operating data:
Sales force, end of period	365	337	365	337

Product mix (% of net sales):
Notebooks & PDA’s	18.2%	12.8%	21.9%	14.1%
Desktops & Servers	18.8	18.6	17.6	22.1
Software	19.1	23.5	18.0	18.5
Storage	5.2	6.5	6.2	7.0
NetComm	4.7	5.7	4.8	5.2
Printers	7.2	8.0	7.2	8.1
Monitors & Video	14.6	10.0	10.4	9.6
Memory & Processors	2.8	4.8	2.8	4.9
Accessories & Other	9.4	10.1	11.1	10.5

Comparison of Three Month Periods Ended September 30, 2008 and 2007

Net Sales.   Consolidated net sales for the quarter ended September 30, 2008 increased 21.3% to $197.7 million compared with $163.0 million in the comparable period in 2007.  Consolidated outbound sales to commercial and public sector accounts increased 21.8% to $196.9 million in the quarter ended September 30, 2008 from $161.7 million in the comparable period in 2007.  Sales to our SMB customers increased 2.3% to $72.9 million for the quarter ended September 30, 2008 from $71.2 million in the comparable period in 2007.  Growth in the SMB sales was primarily due to increased sales force headcount and tenure.  Sales to our large enterprise customers are often defined by large non-recurring product roll-outs and specific contractual obligations which have expiration dates.  Sales to our large enterprise customers increased 48.8% to $114.7 million in the quarter ended September 30, 2008 compared with $77.1 million in the comparable period in 2007.  The sales increase is primarily related to two major customers’ third quarter 2008 projects.  Sales to these customers increased $39.5 million in the third quarter of 2008 compared to the same period in 2007.  Net sales to public sector customers decreased to $9.3 million in the quarter ended September 30, 2008 from $13.3 million in the comparable period in 2007 primarily due to a prior year software sale that was not repeated in the current year.  Inbound sales to consumer and small office/home office customers declined 36.9% to $826,000, which represented 0.4% of net sales.

Index

Gross Profit.  Consolidated gross profit increased to $20.1 million for the quarter ended September 30, 2008, compared with $18.3 million in the comparable period in 2007.  The increase in gross profit dollars was primarily related to our increased sales volumes.  Gross profit as a percentage of net sales decreased to 10.2% in the quarter ended September 30, 2008 compared with 11.2% in the corresponding period of the prior year, driven by the low margin sales to the major customers responsible for the sales increase in the third quarter of 2008.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network costs as a cost of sales.

Selling, General and Administrative Expenses.  SG&A expenses increased 26.0% to $15.2 million for the quarter ended September 30, 2008, compared with $12.1 million in the comparable period in 2007.  As a percent of sales, SG&A increased to 7.7% for the quarter ended September 30, 2008 from 7.4% in the third quarter of 2007, primarily due to the cost associated with the going-private transaction as well as increases in salaries, wages and benefits.
•
Salaries, wages and benefits increased $1.6 million during the quarter ended September 30, 2008 compared with the comparable period in 2007, primarily related to increased headcount and variable compensation expense as a result of achieving certain 2008 performance goals.

•
Professional fees have increased $1.2 million for the quarter ended September 30, 2008 compared with the comparable period in 2007, primarily due to increased legal and consulting fees related to the going–private transaction. We anticipate an additional $2.0 million to $4.0 million in expenses associated with our going-private transaction to occur in the fourth quarter of 2008.

For the quarters ended September 30, 2008 and 2007, warehousing and distribution network costs totaled $510,000 and $482,000, respectively.

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.  Our net cost of advertising decreased $300,000 to $1.8 million in the quarter ended September 30, 2008 from $2.1 million in the comparable period in 2007.
•
Gross advertising expense decreased to $2.2 million for the quarter ended September 30, 2008 compared with $2.6 million in the comparable period in 2007, primarily due to decreased expenses associated with a reduction in catalog circulation.

•
Gross advertising vendor reimbursements decreased to $396,000 in the quarter ended September 30, 2008 from $530,000 in the comparable period in 2007. As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of goods sold rather than a reduction of advertising expense.

Other Income/Expense, net.  Other income was $127,000 for the quarter ended September 30, 2008 compared with $5,000 in other expense for the comparable period in 2007.  There was no interest expense in the quarter ended September 30, 2008, as we had no interest-bearing borrowings under our working capital line of credit, compared with expense of $50,000 for the comparable period in 2007.  Interest income for the quarter ended September 30, 2008 was $127,000, compared with $45,000 for the comparable period in 2007.  Interest income is earned on short-term investments and finance charges collected from certain customers, both which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the quarter ended September 30, 2008 was $2.0 million compared to $1.5 million in the comparable period in 2007.  Our effective tax rate expressed as a percentage of income before taxes has increased to 62.9% for the quarter ended September 30, 2008 compared with 35.8% for the comparable period in 2007.  The increase was primarily due to a year-to-date rate adjustment required to increase the estimated 2008 annual tax rate to 43.5%.  The increase in the estimated 2008 annual tax rate was related to the non-deductibility of the going-private transaction expenses.

Index

Net Income.  Net income for the quarter ended September 30, 2008 was $1.2 million compared with $2.6 million in the comparable period in 2007.  Basic and diluted income per share was $0.09 and $0.08, respectively, for the three months ended September 30, 2008, compared with $0.20 and $0.18, respectively, for the quarter ended September 30, 2007.

Comparison of Nine Month Periods Ended September 30, 2008 and 2007

Net Sales.  Consolidated net sales for the nine months ended September 30, 2008 increased 3.9% to $522.8 million compared with $503.4 million in the nine months ended September 30, 2007.  Our sales account executive headcount increased to 365 at September 30, 2008 compared with 337 at September 30, 2007.  Consolidated outbound sales to commercial and public sector accounts increased 4.2% to $520.0 million in the nine months ended September 30, 2008 from $499.0 million in the corresponding period of the prior year.  Sales to our SMB customers increased 2.9% to $215.6 million for the nine months ended September 30, 2008 from $209.5 million in the comparable period of 2007.  Growth in SMB sales was primarily due to increased sales force headcount and tenure of each sales account executive.  Sales to our large enterprise customers increased 8.1% to $283.8 million in the first nine months of 2008 compared with $262.5 million for the comparable period in 2007.  Most of the sales increase in the nine months ended September 30, 2008 was a result of sales to two major customers’ to fulfill third quarter projects.  Sales to these customers for the nine months ended September 30, 2008 were $89.9 million compared with $62.5 million in the corresponding period in 2007.  Net sales to public sector customers decreased to $20.7 million in the first nine months of 2008 from $27.0 million for the comparable period in 2007.  Inbound sales to consumer and small office home office customers declined 36.6% to $2.8 million, which represented 0.5% of net sales.

Gross Profit. Consolidated gross profit increased 2.6% to $60.4 million for the nine months ended September 30, 2008, compared with $58.9 million in the first nine months of 2007.  The increase was primarily due to the increase in sales volumes.  Gross profit as a percentage of net sales decreased slightly to 11.6% in the nine months ended September 30, 2008 compared with 11.7% in the corresponding period of the prior year.  Gross profit margins will continue to vary, and may decline from current levels, due to changes in vendor programs, product mix, pricing strategies, customer mix, the sale of third-party services and other fee or commission based sales, and economic conditions.  Lastly, we categorize our warehousing and distribution network costs in selling, general and administrative expenses.  Due to this classification, gross profit may not be comparable to a company that includes its warehousing and distribution network expenses as a cost of sales.

Selling, General and Administrative Expenses.  SG&A expenses increased to $42.4 million for the nine months ended September 30, 2008 compared with $37.5 million in the comparable period of 2007.  As a percent of sales, SG&A increased to 8.1% for the nine months ended September 30, 2008 from 7.4% in the nine months ended September 30, 2007.  The increase in SG&A expenses was primarily due to the following factors:
•
Salaries, wages and benefits increased $2.9 million during the nine months ended September 30, 2008 compared to the comparable period in 2007, primarily due to the $1.6 million salary increase as the result of headcount change.  Our total headcount increased to 781 team members at September 30, 2008 compared to 687 at September 30, 2007.  Also, variable compensation expenses increased by $626,000 for the first nine month of 2008 in comparison to the same period of the prior year due to the achievement of certain performance goals.

•
Professional fees increased $1.6 million for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007, generally represents increased legal and consulting fees related to the going–private transaction. We anticipate an additional $2.0 million to $4.0 million in expenses associated with our going-private transaction to occur in the fourth quarter of 2008.

•
Bad debt expense increased $318,000 for the nine months ended September 30, 2008 to $426,000, compared with $108,000 for the nine months ended September 30, 2007, primarily due to the adjustment of allowances for the increase in trade accounts receivable.

Index

For the nine months ended September 30, 2008 and 2007, warehousing and distribution network costs remained flat at $1.7 million.

Advertising Expenses, net.  We produce and distribute direct mail collateral, targeted campaign materials and catalogs at various intervals throughout the year to increase awareness of our brand and stimulate demand response.  Our net cost of advertising decreased to $5.4 million for the nine months ended September 30, 2008 from $6.2 million in the comparable period in 2007.
•
Gross advertising expense decreased to $6.5 million for the first nine months of 2008 compared with $7.5 million in the first nine months of 2007, primarily due to a decline in expenses associated with catalog distribution and vendor-specific marketing activities.

•
Gross advertising vendor reimbursements decreased to $1.1 million in the nine months ended September 30, 2008 from $1.3 million in the nine months ended September 30, 2007.  As advertising programs with our vendor partners have become more comprehensive, we have classified substantially all vendor consideration as a reduction of cost of goods sold rather than a reduction of advertising expense.

Other Income/Expense, net.  Other income increased to $370,000 for the nine months ended September 30, 2008 compared with $221,000 other expense recorded in the nine months ended September 30, 2007.   Interest expense related to our use of the working capital line was $1,000 and $357,000 for the nine month periods ended September 30, 2008 and 2007, respectively.  Interest income was $372,000 for the nine months ended September 30, 2008 compared with $140,000 for the nine months ended September 30, 2007.  Interest income is earned on short-term investments and finance charges collected from certain customers, both of which vary from period to period.

Provision for Income Taxes.  The provision for income taxes for the nine months ended September 30, 2008 was $5.7 million compared to $5.6 million in the comparable period of the prior year.  Our effective tax rate expressed as a percentage of income before taxes was 43.5% for the nine months ended September 30, 2008 compared to 37.6% for the nine months ended September 30, 2007.  The increase of our effective tax rate was primarily due to the non-deductibility of the expenses associated with our going-private transaction.

Net Income.  Net income for the nine months ended September 30, 2008 was $7.4 million compared to $9.3 million in the first nine months of 2007.  Basic and diluted income per share was $0.56 and $0.51, respectively, for the nine months ended September 30, 2008, compared with $0.71 and $0.63, respectively, for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Stock Repurchase Program.

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  As of September 30, 2008, $2.5 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

There was no activity under our repurchase program during the quarter ended September 30, 2008.

Working Capital.

Our total assets were $151.6 million at September 30, 2008, of which $142.7 million were current assets.  At September 30, 2008 and December 31, 2007, we had cash and cash equivalents of $12.3 million and $12.0 million, respectively, and had working capital of $62.3 million and $55.0 million, respectively. The increase in working capital was primarily a result of an increase in our trade accounts receivable.

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

Index

We have a $50.0 million secured line of credit facility with a major financial institution, which is collateralized by accounts receivable and inventory, and it can be utilized as both a working capital line of credit and an inventory financing facility to purchase products from several suppliers under certain terms and conditions.  This credit facility has an annual automatic renewal which occurs on November 26 of each year. Either party can terminate this agreement with 60 days written notice prior to the renewal date.  The working capital and inventory advances bear interest at a rate of Prime plus 0.50%.  Our line of credit is defined by quick turnover, large amounts and short maturities. All amounts owed under the line of credit are due on demand.  Amounts owed under the inventory financing facility do not bear interest if paid within terms, usually 30 days from invoice date.  The facility contains various restrictive covenants relating to tangible net worth, leverage, dispositions and use of collateral, other asset dispositions, and merger and consolidation.  At September 30, 2008, there were no outstanding working capital advances, and inventory financing arrangements of $14.5 million were owed to this financial institution.  At September 30, 2008, we were in compliance with all covenants of this facility.

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

Cash Flows

Net cash provided by operating activities was $3.5 million in the nine months ended September 30, 2008.  The primary factors that affected cash flow from operating activities during this period were account and vendor receivables and accounts payable levels.  Account and vendor receivables increased $18.2 million, offset by increases in accounts payable of $8.3 million, due to increased sales volumes.

Net cash used in investing activities was $1.0 million in the nine months ended September 30, 2008.  Cash outlays for capital expenditures were $1.0 million for the nine months ended September 30, 2008.   Capital expenditures were primarily for leasehold improvements to our corporate headquarters, and continued improvement and other enhancements of our information systems.  We intend to continue to upgrade our internal information systems as a means to increase operational efficiencies.

The most significant components of our financing activities are:  the net change in inventory financing and the purchase of common stock under our share repurchase program.  For the nine month period ended September 30, 2008, inventory financing decreased $2.7 million due to fluctuations in our purchasing and payment cycles.  During the same period we repurchased $455,000 of our common stock under our share repurchase program.

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

On August 13, 2008, a putative shareholder class action was filed in the Superior Court of Washington for King County against us, our Board of Directors and Acquisition Co. The lawsuit alleged that members of our Board of Directors breached their fiduciary duties, and that Acquisition Co. aided and abetted those alleged breaches of fiduciary duties by entering into the Merger Agreement. The lawsuit alleged, among other things, that the merger price was “unfair,” that the Merger Agreement precluded competitive bidding by other potential acquirers, and that the preliminary proxy statement filed by the Company with the SEC was misleading or incomplete. Plaintiff sought, among other relief, to enjoin the merger, rescission of the merger, accounting for any improper profits received by the defendants, and attorneys’ fees.

On October 14, 2008, the defendants entered into a memorandum of understanding with the plaintiff providing for the settlement of the lawsuit, subject to customary conditions, including completion of appropriate settlement documentation, confirmatory discovery and all necessary court approvals. As contemplated by the memorandum of understanding, we have included certain additional disclosures in our proxy statement filed on October 17, 2008. While we believe this lawsuit is without merit, we have entered into the memorandum of understanding to avoid the risk of delaying the merger and to minimize the expense of defending the action. The settlement, if completed and approved by the court, will resolve all of the claims that were or could have been brought in the action, including all claims relating to the merger. In connection with the settlement, we have agreed not to contest a petition by plaintiff’s counsel for up to $160,000 in attorneys’ fees and up to $10,000 in actual out-of-pocket expenses, subject to court approval.

Item 1A.  Risk Factors

There are a number of important factors that could cause our actual results to differ materially from historical results or those indicated by any forward-looking statements, including the risk factors identified below and other factors of which we may or may not yet be aware.

Failure to complete the going private transaction would likely have an adverse effect on us.
On July 30, 2008, we entered into a Merger Agreement pursuant to which Acquisition Co., which is owned by our Chairman and Chief Executive Officer, Firoz H. Lalji, will merge with and into Zones in a going private transaction. Following the Merger, Mr. Lalji and the Continuing Investors will own all of the outstanding shares of the surviving corporation, and shares of Common Stock held by all other shareholders will be converted into the right to receive $8.65 per share.  On November 7, 2008, we announced that we have reached a preliminary understanding with Acquisition Co. relative to a reduced price of $7.00 per share.  There can be no assurance that the conditions to closing specified in the Merger Agreement will be satisfied.  In connection with the going private transaction, we are subject to several risks, including the following:

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
We ended the third quarter of 2008 with 365 account executives.  We expect to continue to hire account executives, but at a lower rate of growth due to corporate initiatives to lower turnover thus reducing hiring requirements in 2008. However, there are no assurances that we will be able to hire to our expected levels, or recruit the quality individuals that we hope to hire, or that the individuals hired will remain employed for an extended period of time, or that we will not lose existing account executives.  The productivity of account executives has historically been closely correlated with tenure.  Even if we do retain our account executives, there are no assurances that they will become productive at historical levels.  Additionally, there are no assurances that the locations of our call centers will continue to attract qualified account executives, or that we will be able to remotely manage and retain the new account executives.

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

On July 30, 2008, we entered into a Merger Agreement pursuant to which Acquisition Co., which is owned by our Chairman and Chief Executive Officer, Firoz H. Lalji, will merge with and into Zones in a going private transaction, and the shares of Common Stock held by shareholders other than Mr. Lalji and the Continuing Investors will be converted into the right to receive $8.65 per share. On November 7, 2008, we announced that we have reached a preliminary understanding with Acquisition Co. relative to a reduced price of $7.00 per share.  Although the Merger Agreement contains a “go-shop” provision that permits us to solicit superior proposals during a limited time period and to terminate the Merger Agreement and enter into an alternative transaction to be acquired by a third party, any alternative transaction would be subject to the approval of Mr. Lalji as our majority shareholder. In addition, Mr. Lalji’s effective voting control and matching rights contained in the Merger Agreement may discourage other bidders from making a superior proposal.

Index

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
From time to time we have customers that represent more than 10% of total sales.  For the three months ended September 30, 2008, and the nine months ended September 30, 2008 and 2007, we had one customer that individually represented more than 10% of total net sales.  Net sales to the State Farm Group were $29.3 million for the three months ended September 30, 2008.  Net sales to the State Farm Group were $68.6 million and $58.3 million for the nine months ended September 30, 2008 and 2007, respectively.  Trade receivables for this customer represented approximately 18.4% and 0.8% of total trade receivables at September 30, 2008 and 2007, respectively.   Also, for the three months ended September 30, 2008, we had an additional customer, H&R Block, which represented 9.7% of total net sales, or $19.1 million, and represented approximately 5.6% of total trade receivables at September 30, 2008.  The loss of business with any major customer could have a material adverse effect on our business, financial condition, cash flows or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Since 2004, we have repurchased a total of 1,568,845 shares of our common stock at a total cost of $8.4 million under our repurchase program authorized by our Board of Directors.  Share repurchases may be made from time to time in both open market and private transactions, as conditions warrant, at then prevailing market prices.  As of September 30, 2008, $2.5 million remained available for share repurchases under the program. The current repurchase program is expected to remain in effect through February 2009, unless earlier terminated by the Board or completed.

There was no activity under our repurchase program during the quarter ended September 30, 2008.

Index

 Item 6.  Exhibits

Exhibit No.	Description	Filed Herewith	Incorporated by Reference
			Form	Exhibit No.	File No.	Filing Date
2.1	Agreement and Plan of Merger		8-K	2.1	00-28488	7/31/08
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder	X

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:

ZONES, INC.

Date: November 14, 2008

	By:	/S/ FIROZ H. LALJI
Firoz H. Lalji, Chairman and Chief Executive Officer
(Principal Executive Officer)

/S/ RONALD P. MCFADDEN
Ronald P. McFadden, Chief Financial Officer
(Principal Financial and Accounting Officer)